Form 10KSB40
period 1997-06-29
UNIVERSITY DINING SERVICES INC
filed 1998-01-14
CIK 809012

U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-KSB

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal years ended:
             June 30, 1996 and June 29, 1997
          --------------------------------------

[    ]    Transition report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934 [No Fee Required] for the transition period from ___________ to __________

COMMISSION FILE NUMBER:   0 -16196
                       ------------

                    UNIVERSITY DINING SERVICES, INC.
              ---------------------------------------------
             (Name of small business issuer in its charter)

         Delaware                                         06-1168423
-------------------------------                     -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification No.)

                             Two Broadway
                       Hamden, Connecticut 06518
          ---------------------------------------------------
          (Address of principal executive offices) (Zip Code)

Issuer's telephone number:  (203) 248-4100
                          ----------------

Securities registered under Section 12(b) of the Act:  None
                                                     ------

Securities registered under Section 12(g) of the Act:
  Common Stock, $.001 par value
---------------------------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for at least the past 90 days.  Yes       No  X
                                   -----    ------

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year:  $5,971,926

As of June 29, 1997, the aggregate market value of voting stock held by non-affiliates was $0 due to the fact the Registrant's Common Stock is not currently trading.

As of June 29, 1997, the number of Shares of the Registrant's Common Stock, $.001 par value, outstanding was 13,000,000.

Documents incorporated by reference: None

                              HOST AMERICA

                               FORM 10-KSB

                                 PART I


    SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    CERTAIN STATEMENTS IN THIS FORM 10-KSB UNDER "ITEM 1. DESCRIPTION OF BUSINESS," "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AND ELSEWHERE IN THIS FORM 10-KSB CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT"). SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE
FOLLOWING: COMPETITION; SUCCESS OF OPERATING INITIATIVES; DEVELOPMENT AND OPERATING COSTS; ADVERTISING AND PROMOTIONAL EFFORTS; BRAND AWARENESS; ADVERSE PUBLICITY; ACCEPTANCE OF NEW PRODUCT OFFERINGS; EXPANSION OF THE HOME MEAL REPLACEMENT BUSINESS; CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS; AVAILABILITY AND TERMS OF CAPITAL; FOOD, LABOR, AND EMPLOYEE BENEFIT COSTS; CHANGES IN GOVERNMENT REGULATIONS; REGIONAL WEATHER CONDITIONS; AND OTHER FACTORS REFERENCED IN THIS FORM 10-KSB.

ITEM 1.  DESCRIPTION OF BUSINESS.
--------------------------------

    GENERAL DEVELOPMENT OF BUSINESS.

    University Dining Services, Inc., currently doing business as Host America, (the "Company" or "Host America") was incorporated on February 6, 1986 in the State of Delaware. Since its formation in 1986, and after conducting a small public offering in 1988, the Company has grown to a business of approximately $6.0 million in revenues for its fiscal year ended June 29, 1997. The Company continues to improve its overall performance through, what it believes to be, superior management techniques, the aggressive addition of new facilities under its food management programs and the development of unique marketing concepts such as the HOMEfood Market described elsewhere in this Report.

    During the last fiscal year ended June 29, 1997, the Company added four (4) new locations and added personnel. One significant customer has been expanding into several new geographical locations and has utilized the Company's expertise in establishing its in-house food service for its employees.

    Also during the year ended, the Company successfully negotiated and secured a multi-year contract to provide special event and catering services to a country club located in Hamden, Connecticut. As a source of additional revenues, the Company anticipates that it will continue to pursue opportunities in "special event" catering services.

    The Company's corporate offices are located at Two Broadway, Hamden, Connecticut 06518 and its telephone number is (203) 248-4100.

    NARRATIVE DESCRIPTION OF BUSINESS.

General
-------

    Host America is a regional contract food service management company specializing in providing full restaurant and employee dining, special event catering, vending and office coffee service, home food replacement and management of sundry, gift and video convenience shops, corporate dining rooms and cafeterias, office complexes and manufacturing plants. This diversity of its services allows the Company's clients to offer their employees full breakfast and lunch availability, multi-level catering and a variety of complimentary food service options. The Company currently has operations in Connecticut, New York and New Jersey and, in the near future, the Company intends to expand to Illinois and Florida.

    Currently, the Company's revenues are derived 90% from sales related to the management of corporate restaurants, convenience shops and catering in single tenant and multi-tenant office buildings. The balance of annualized revenues are derived from the maintenance of vending machines and coffee service at select facilities. The Company concentrates on small- to medium-size clients generating from $500,000 to $1-2 million per location in annual food sales. Management believes that these middle market facilities generally provide greater profit margins and need a variety of food related services. The Company endeavors to be the exclusive food provider at the facilities served thereby being able to control the quality of service and product at each location.

    The Company has implemented various marketing and operating strategies, including providing an umbrella of services at each location ranging from its basic corporate dining services to special events catering and home meal replacement programs. The Company believes these strategies have been important to the Company's growth and in attracting new clients with multiple needs. The Company endeavors through its on-site employees and account managers to provide high quality food and client satisfaction while controlling its labor costs and overhead.

    The Company will attempt to increase its revenues through acquisition of other small- to medium-sized food service providers currently operating in different geographical locations and dining markets not currently being served by the Company. The Company believes the increase in revenues will be coupled with an increase in food costs and general and administrative expenses. The Company has not, as of the date of this Report, entered into any agreements in this regard and no assurance can be given that the Company will be successful in seeking suitable acquisitions.

Industry Overview
-----------------

    The Company estimates that the United States food service industry had annual revenues in excess of approximately $100 billion in 1997 and $40 million in corporate services and educational markets in which it competes. The balance of annualized revenues are concentrated in the areas of hospital/health care, correctional facilities, military facilities and transportation facilities. Additionally, the home-meal replacement industry is a rapidly growing industry with annual sales estimated to range from $80 billion to $150 billion. The four largest national providers known as "Tier I Providers," added 1,500 accounts in 1997, and providers at all levels continued to introduce new operational, merchandizing and food strategies in this highly-competitive market.

    The United States food service market is characterized by large concentrated businesses and industry populations in a multitude of strategic locations. The Company's primary geographical area of operations is located in the Southern New England and New York marketplace. This area is the largest financial segment of the industry, with its high population density, numerous corporate office parks, industrial facilities and concentration of mid-size and large corporations.

Business Strategy
-----------------

    In addition to the acquisition strategy described below, the Company will actively seek to expand by implementing innovative marketing and management programs in the areas of home meal replacement and the expansion into geographical regions where existing clients have operating facilities. It is anticipated the first move in this area will be to open in buildings in Chicago and Orlando, where Oxford Health Plans, Inc., a major customer of the Company, is expanding their corporate offices.

    The Company has also instituted a comprehensive plan of evaluating existing food operations, studying such elements of food service as traffic flows, waiting times, food presentation, menu variety, nutritional assessment, work preparation and labor qualifications. In addition, the Company maintains strict cost containment policies, nutritional programs for better health, custom designed menus to meet regional and ethnic tastes and facilities enhancement with state-of-the-art equipment.

    The Company continues to offer quality service to existing and new clients by improving its existing operational procedures and developing new menu ideas and product presentation. The Company also attempts to maintain a high degree of employee satisfaction in the form of training, wages, benefits and stable working conditions. The Company believes by providing better working conditions for its employees, they will, in turn, give the clients better and more consistent service.

Marketing
---------

    The Company selectively bids for both privately owned facility contracts and contracts awarded by governmental and quasi-governmental agencies. The privately-negotiated transactions are usually competitive in nature, with a privately-owned facility owner or operator soliciting proposals from the Company and several of its competitors. These bids often require the Company to formulate a rapid response and make a proposal encompassing, among other things, a capital investment and other financial terms. In certain cases, a private-facility owner may choose to negotiate with the Company exclusively for a period of time. Governmental contracts are usually awarded pursuant to a request-for-proposal process. Bidding in publicly controlled venues often requires more than a year of effort by a Company team, focusing on building meaningful relationships in the local community in which the venue is located and raising the profile of the Company name with the decision makers within that community. During this bidding period, the Company expends substantial time, effort and funds preparing a contract proposal and negotiating the contract. All accounts are visited weekly by an account representative to ensure a response time to problems is minimized. Account representatives are constantly trying to upgrade the quality and service of the product to ensure satisfied accounts.

    Potential food service contracts come to the Company's attention through direct contact with a customer by mail and telephone, from conversations with suppliers, such as purveyors and vending machine suppliers, and state listings. Generally, the Company will meet with the customer to discuss the specifics of service, which can include the following: establishing a corporate profile, evaluating contractual options, touring the facility and answering questions before presenting the potential customer with a formal proposal. After such discussions, a competitive bid or proposal is submitted covering the following areas: finances, menus, innovative service items, employees and the facilities nutritional goals and/or objectives. The Company has observed that price alone is not always the reason for a customer's selection of a food service company; rather well prepared and nutritious food, as well as service and a congenial atmosphere, are also important conditions.

    The Company markets its contract food services in three specific areas: business dining, manufacturing facilities and home meal replacement. Business dining encompasses corporate dining rooms, manufacturing plant cafeterias for employees working day shifts, and on-site vending machines for second and third shifts of those plants.

    The Company feels that food service contracting in both the business and educational segments is far from saturated and the Company believes that it can compete with even the largest of its competitors because it has the ability to provide direct personal contact with its clients two or three times a week, offer flexible menus to meet customer's desires, and better train its unit managers.

HOMEfood Markets
----------------

    In February 1996, the Company developed the HOMEfood Market program as its version of home meal replacement for employees and building tenants. Home meal replacement is broadly defined as retail food service that is a replacement for home-style meals, made from scratch and with the convenience of fast food, ranging from parts of meals, like salads, to complete meals. Home-style meals also require some sort of further processing, such as reheating or finishing, at home.

    The Company's program provides a convenient way to assemble fresh, convenient meals at home which are fully prepared and ready to heat. The Company believes its program to be unique in that it offers a number of branded items made offsite, like DeLuca Italian entrees, which are placed in microwavable containers that can be heated and served quickly. The Company's opens its "markets" in its customer buildings or with its corporate client customers between the hours of 4:30 P.M. and 5:30 P.M. with one attendant operating two carts positioned at or near the main lobby of the facility. The menu offers a variety of branded Italian entrees, whole rotisserie chickens, chicken dinners, sandwich roll-ups, sandwiches and salad entrees.

    The Company's home meal replacement program currently being offered is in its developmental stage with its primary facility being located at its largest account, Oxford Health Plans, Inc., in Trumbull, Connecticut. The Company believes that variety is the primary factor influencing customer satisfaction and frequency of visits. Accordingly, the Company continually evaluates the HOMEfood Market menu, including price in an attempt to maximize the success of the program. The Company will continue to test market this concept as it believes it meets changing national trends in food shopping and cooking with the emphasis being on maximum convenience, cost effectiveness, superior product safety and ease of preparation.

Major Contracts
---------------

    The Company maintains a number of large, multi-year contracts among its' twenty-two separate operations. Some of the larger contracts include Pitney Bowes Corp., of Stamford, CT (currently 3 locations with over 3,000 employees), Oxford Health Plans, Inc., of White Plains, NY (currently 5 locations with over 4,000 employees), and Ft. James Paper Co., of Norwalk, CT (with over 1,000 employees).

    Near future expansion plans for Oxford Health Plans, Inc., the Company's largest customer, includes the opening of new facilities in Tampa, FL (approximately 1,000 employees), Chicago, IL (approximately 800 employees), both within the next ninety to one-hundred twenty days and Edison, NJ (approximately 900 employees) within the next 30 - 60 days.

Acquisition Strategy
--------------------

    The Company believes there are significant opportunities to expand its business through the acquisition of companies in the contract food service industry, particularly in the education and corporate dining markets. The Company's Officers and Directors will be responsible for identifying, pursuing and negotiating potential acquisition candidates and integrating acquired operations. The Company believes it can integrate such companies into the Company's management structure and diversified operations successfully without a significant increase in general and administrative expenses. In addition, future acquisitions are expected to enable the Company to lower overhead costs through centralized geographical office operations and to grow to a size so that it qualifies for bids on larger volume quality accounts that require asset or purchase programs to meet the higher standard. There can be no assurance, however, that the Company's acquisition strategy will be successful.

Competition
-----------

    The Company encounters significant competition in each area of the contract food service market in which it operates. Food service companies compete for clients on the basis of quality and service standards, local economic conditions, innovative approaches to food service facilities design and maximization of sales and price (including the making of loans, advances and investments in client facilities and equipment). Competition may result in price reductions, decreased gross margins and loss of market share. Certain of the Company's competitors compete with the Comany on both a national and international basis and have greater financial and other resources than the Company. In addition, existing or potential clients may elect to "self operate" their food service, eliminating the opportunity for the Company to compete for the account. There can be no assurance that the Company will be able to compete successfully in the future or that competition will not have a material adverse effect on the Company's business, financial condition or results of operations.

Government Regulation
---------------------

    The Company's business is subject to various governmental regulations including environmental employment and safety regulations. In addition, the Company is subject to state health department regulations with yearly inspections. Food service operations at the various locations are subject to various sanitation and safety standards and state and local licensing of the sale of food products. Compliance with these various regulations are not material; however, there can be no assurance that additional federal and state legislation or changes in regulatory implementation will not limit the activities of the Company in the future or increase the cost of regulatory compliance.

Employees
---------

    As of June 29, 1997, the Company had 140 full time employees including Geoffrey Ramsey, David Murphy and Anne Ramsey, Officers and Directors of the Company and 25 part time employees employed for special occasions and seasonal busy times.

ITEM 2.  PROPERTIES.
-------------------

    The Company leases its office facility under the terms of a month to month lease agreement with a monthly payment of $1,575. The Company believes that its existing facilities are adequate to meet its current needs.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

    The Company is not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

    During the fourth quarter of the most recently completed fiscal year, the Company did not submit any matter to a vote of its shareholders. It is anticipated that the Company will hold its Annual Meeting of Shareholders in the Winter of 1997 to elect a new slate of Directors, effectuate a reverse stock split and amend its Certificate of Incorporation to change the Company's name to Host America Corp.

                                 PART II

ITEM 5.  MARKET PRICE OF THE COMPANY'S COMMON STOCK AND RELATED SECURITY
------------------------------------------------------------------------
HOLDER MATTERS.
--------------

    (a)  MARKET INFORMATION.

    The Company's shares are not currently trading in any public market nor has any trading activity occurred during the past five (5) years.

    (b)  HOLDERS.

    The number of record holders of the Company's Common Stock on June 29, 1997 was approximately 109.

    (c)  DIVIDENDS.

    The Company has never paid dividends with respect to its Common Stock and currently does not have any plans to pay cash dividends in the future as it intends to retain future earnings to finance the growth of the business. There are no contractual restrictions on the Company's present or future ability to pay dividends. Future dividend policy is subject to the discretion of the Board of Directors and is dependent upon a number of factors, including future earnings, capital requirements and the financial condition of the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION OF AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

    The following discussion of the financial condition and results of operations for the Company should be read in conjunction with the Company's financial statements and notes hereto attached hereto.

FORWARD-LOOKING STATEMENTS MAY NOT PROVE ACCURATE

    When used in this Form 10-KSB, the words "anticipate," "estimate," "expect," "project," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the Company failing to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

GENERAL

    Host America is a regional contract food service management company specializing in providing full restaurant and employee dining, special event catering, vending and office coffee service, home food replacement and management of sundry, gift and video convenience shops, corporate dining rooms and cafeterias, office complexes and manufacturing plants. This diversity of its services allows the Company's clients to offer their employees full breakfast and lunch availability, multi-level catering and a variety of complimentary food service options. The Company currently has operations in Connecticut, New York and New Jersey and, in the near future, the Company intends to expand to Illinois and Florida.

RESULTS OF OPERATIONS

THE COMPANY - FOR THE YEAR ENDED JUNE 29, 1997 COMPARED TO THE YEAR ENDED JUNE 30, 1996

    Net revenues aggregated $5,971,926 for the year ended June 29, 1997 representing an increase of $1,032,498 or 20.9% over the year ended June 30, 1996. Further, when the net revenues for the year ended June 29, 1997 are compared with the amount of net revenues two years ago of $3,388,677 for fiscal 1995, the increase is $2,583,249 or 76.2%.

    The Company has continued an aggressive program of adding new facilities under its food management programs as well as enhanced revenues at existing facilities. The Company added four new locations during fiscal 1997 which accounted for approximately $853,000 of the overall increase.
A significant portion of this increase is due to increased penetration with one customer, Oxford Health ("Oxford"). Oxford has been expanding into several new geographic locations and has sought the Company's assistance in establishing its in-house food service for its employees in certain of those locations. The Company has developed a methodology to implement a full service food and canteen operation in a timely and responsive manner to support the expanding needs of this important customer. The remaining increase of approximately $179,000 results from expansion of food and canteen items offered for sale as well as continued refining of the mix of products sold to maximize sales per location.

    Cost of sales increased $858,026 for the year ended June 29, 1997 when compared to the year ended June 30, 1996, representing an increase of 19.2%. Although the increase was trending similar to net revenues, the increase in cost of sales was less as a percentage than the increase in net revenues reflecting the favorable impact on margins that the change in product mix is having on operations.

    General and administrative expenses increased $111,818 or 25.3% in fiscal 1997 when compared to fiscal 1996 primarily related to additional salaries and related costs incurred to support the additional facilities taken on during the year.

THE COMPANY - FOR THE YEAR ENDED JUNE 30, 1996 COMPARED TO THE YEAR ENDED JUNE 30, 1995.

    Net revenues increased $1,550,751 or 45.7% for the year ended June 30, 1996 in comparison to the year ended June 30, 1995. The increase resulted from the net addition of three (3) new locations during the year in which the Company was successful in winning contracts to manage food service and canteen primarily in commercial facilities. The Company has been seeking new venues in food service for expanding its market base of operations. In keeping with its operational objectives, the Company successfully negotiated and secured a multi-year contract to provide "up-scale" special event and catering services to the "Laurel View Country Club," located in Hamden, Connecticut. This account has had a very positive impact on both the public and corporate image of the Company.

    Cost of goods sold increased $1,454,477 in the year ended June 30, 1996 in comparison to the same period in 1995. This increase represented a 48.4% increase which was greater than the percentage increase in sales. Food and supply purchases were higher than normal due to initiating contracts with several new vendors and not having the opportunity to arrange longer-term supply agreements. Further, overhead expenses reflect higher levels than expected due to the volume on new locations and the extra start-up expenses associated with some of those locations.

    General and administrative expenses increased $45,837 or only 11.6% when compared to expenses of the same period in the prior fiscal year reflecting a stable cost environment for these expenses in a period of rapid expansion. This period of stable general and administrative expenses resulted from rigid cost controls implemented by management to partially offset the severe pressure on overhead expenses due to expansion of facilities under management.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity as evidenced by its current ratio has continued to improve. The current ratio at June 29, 1997, June 30, 1996 and 1995 was .929:1, .808:1 and .680:1, respectively. This improving condition is to a great extend due to increasing profitability, however, management of other balance sheet items has also contributed to the improvement.

    Cash flows from operating activities in fiscal 1997 amounted to $184,610. The positive cash flow was primarily due to net income ($86,543) and non-cash expenditures such as depreciation and amortization of ($82,299). The remainder, $15,768 resulted from management of other current asset and liability items during the period. Cash flows from investing activities for the year ended June 29, 1997 reflected an outflow of $68,543 reflecting a net investment in new equipment to support the expansion to new facilities.

    Cash flows from financing activities also resulted in a net outflow of cash of $48,692 representing a net repayment of debt when considering the additional financing and repayment of existing notes.

    The net effect of all these events resulted in increasing cash by $67,375 for the year and achieving an ending cash balance of $140,121 at June 29, 1997.

    Net cash flows for the year ending June 30, 1996 resulted in a negative change in cash for the year of $37,917. Although operating activities contributed $34,139 due principally to net earnings for the year, purchases of equipment to support the rapid expansion of facilities under management amounted to $110,259 and exceeded the net financing activities of the Company for the same period of $38,203.

SEASONABILITY

    The Company's business is, in part, seasonal in nature. Many of the Company's corporate customers are slower in the summer months due to vacation schedules of their employees and shift reductions. Special events catering tend to peak at various times of the year depending on corporate meetings, holiday parties and the frequency of weddings and special events. Among other things, the Company adjusts its labor staffing and inventories during these periods.

COMMITMENTS

    The Company leases its office facility under the terms of a month to month lease agreement with a monthly payment of $1,575.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

    The Company's audited financial statements are included and follow at
Item 13 of this Report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURES.
---------------------

Not Applicable.

                                PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-------------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
-------------------------------------------------

    (a)(b)    IDENTIFICATION OF DIRECTORS, EXECUTIVE OFFICERS AND
              SIGNIFICANT EMPLOYEES.

    The following sets forth certain information with respect to the officers and directors of the Company.

                                                        Tenure as
Name                 Age     Position              Officer or Director
----                 ---     --------              -------------------

Geoffrey W. Ramsey   47  President, Treasurer    March, 1986 to present
                         and a Director

David J. Murphy      40  Vice President and      March, 1986 to present
                         a Director

Anne D. Ramsey       50  Secretary and           March, 1986 to present
                         a Director

Thomas P. Eagan, Jr. 54  Director                November, 1988 to present
_____________________

     All Directors hold office until the next annual meeting of shareholders or until their successors have been duly elected and qualified. Executive officers of the Company are appointed by and serve at the discretion of the Board of Directors. The Board of Directors has appointed a compensation committee and an audit committee for the upcoming fiscal year.

     GEOFFREY W. RAMSEY has been the President, Treasurer and a Director of the Company since March, 1986. Mr. Ramsey is the Company's co-founder and current President and has more than 25 years experience in the food service industry. Currently, he is responsible for the day-to-day management of all marketing and sales activities for the Company. Since its inception, he has successfully negotiated and opened more than eighteen self-sustaining and profitable business accounts. He has secured major business and industrial accounts from national competitors like Marriott, ARA, Canteen, Service America and other competitors throughout Connecticut and New York. He has developed a comprehensive sales program for manual dining operations, vending and other ancillary services. Prior to 1986, Mr.
Ramsey operated a number of diverse food service operations. These included the University of New Haven, Southern Connecticut State
University, Choate School and others.  Mr. Ramsey was Personnel and
Training Specialist for ARA Services and has a B.S. degree from the University of New Haven and a AAS degree from the Culinary Institute of America.

     DAVID J. MURPHY has been Vice President and a Director of the Company since March, 1986. Mr. Murphy is the Company's co-founder, Chief Financial Officer and Executive Vice President and has more than 20 years experience in the industry. Since its inception, he has successfully hired employees, opened and operated more than 18 business dining cafeterias and vending services. In addition, he has successfully implemented a computerized purchasing and inventory tracing system for the main warehouse and satellite units. Further, he established vending, office coffee and water service for 35 site locations. Prior to 1986, Mr. Murphy served as the Food Service Director of Greater Hartford Community College, Hartford, Connecticut. From 1984 to 1986 he was the Operations Manager for Campus Dining at the University of New Haven and served as Adjunct Professor in the Hotel, Restaurant and Tourism School. From 1983 to 1984 he was involved in operations at Hamilton College, Clinton, New York and Fairleigh Dickinson University, Madison, New Jersey. Mr. Murphy received his B.S. degree in International Business from Quinnipiac College, Hamden, Connecticut, and a certificate in Exporting Marketing from the same college. He has also completed post graduate courses in business and is a member of the National Restaurant Association and the National Association of College and University Food Services and is listed in 1986-1987 Director of Hospitality Educators.

     ANNE RAMSEY has been the Secretary and a Director of the Company since March, 1986. Along with her duties as Corporate Secretary, Ms. Ramsey serves as a District Supervisor and is responsible for seven Host America facilities in Connecticut. Ms. Ramsey developed and implemented many of the Company's operational control systems and successfully computerized the sales system. Prior to 1986, she was Vice President of Operations for Comstock Leasing, Inc. in San Mateio, California from 1984 to 1985. From 1980 to 1984, she was Operations Manager for Comstock Leasing.

     THOMAS P. EAGAN, JR. has been a Director of the Company since November, 1988. He has been employed as a sales representative with Eastern Bag & Paper Co., Inc., Bridgeport, Connecticut since May, 1979. From February, 1972 to May 1979, Mr. Eagan owned and operated Purifier Systems, Inc., Hamden, Connecticut, a wholesale paper distributor. From January 1972 to February, 1973, Mr. Eagan was Regional Manager for Piedmont Capital Corp., a mutual fund life insurance underwriter located in Woodbridge, Connecticut. In this capacity, Mr. Eagan supervised Piedmont's Financial Planners and District Managers in southern Connecticut. From November, 1969 to January, 1972, Mr. Eagan was the New England Regional Manager for Cornerstone Financial Services, a nationwide sales organization specializing in financial planning located in Woodbridge, Connecticut. Mr. Eagan supervised Cornerstone's offices throughout the New England Region and was responsible for the recruitment of Cornerstone's District Managers. Mr. Eagan was Division Manager for Fairfield County, Connecticut for Founders Mutual Depositor Corp. from September, 1967 to October, 1969.
From September, 1966 to September, 1967, Mr. Eagan was sales representative for Waddell & Reed, Hamden, Connecticut, a life insurance mutual fund underwriter. Mr. Eagan studied Business Administration at Quinnipiac College, Hamden, Connecticut.

LIMITED LIABILITY AND INDEMNIFICATION OF DIRECTORS

     In accordance with the Delaware General Corporation Law, the Company has included a provision in its Articles of Incorporation to limit the personal liability of its directors for violations of their fiduciary duty. The provision eliminates directors liability to the Company or its stockholders for monetary damages, except (i) for any breach of the director's duty of loyalty to the Company or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for unlawful payment of dividends or unlawful stock purchases or redemptions, or (iv) for any transaction from which a director derived an improper personal benefit.

     Additionally, in accordance with the Delaware General Corporation Law, the Company's Articles of Incorporation and Bylaws indemnify its directors against liability which they may incur in their capacity as a director against judgments, penalties, fines, settlements and reasonable expenses incurred in connection with threatened, pending or completed civil, criminal, administrative, or investigative proceedings by reason of the fact that he is or was a director, officer, employee, fiduciary or agent of the Company if such director acted in good faith and in a manner reasonably believed to be in the best interests of the Company.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to directors, officers and controlling persons of the small business issuer pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

     (c)  FAMILY RELATIONSHIPS.

     There are no family relationships among any of the Company's officers and directors except Mr. Geoffrey Ramsey and Anne Ramsey are brother and sister.

     (d)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

     No officer, director, significant employee, promoter or control person of the Company has been involved in any event of the type described in Item 401(d) of Regulation S-B during the past five years.

     (e)  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms received by it during the fiscal years ended June 30, 1996 and June 29, 1997, and written representations that no other reports were required, the Company believes that except as described below each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's Common Stock complied with all Section 16(a) filing requirements during such fiscal year or prior fiscal years.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     (a)(b)    SUMMARY COMPENSATION TABLE.

     The following table sets forth all compensation paid or accrued by the Company for services of Geoffrey W. Ramsey, the Company's President, Treasurer and Chief Executive Officer, for the fiscal years ended June 30, 1995, 1996 and June 29, 1997. No Officer other than Mr. Ramsey received cash compensation from the Company in excess of $100,000 during such fiscal years.

                       SUMMARY COMPENSATION TABLE


                              Annual Compensation               Long Term Compensation Awards
               -----------------------------------------------------------------------------------------

                                                     Other                                      All
     Name                                            Annual   Restricted              LTIP     Other
     and                                             Compen-    Stock    Options/     Pay-     Compen-
   Principal                     Salary     Bonus    sation    Award(s)    SARs       outs     sation
   Position          Year (1)     ($)        ($)      ($)        ($)        (#)       ($)       ($)
-------------------------------------------------------------------------------------------------------
Geoffrey W. Ramsey     1997    $ 65,000    $    0    $    0      N/A        -0-       N/A     $     0
President and Chief    1996    $ 56,000    $    0    $    0       --        -0-        --     $     0
Executive Officer      1995    $ 48,000    $    0    $    0       --        -0-        --     $     0

-----------------------------------

(1) Periods presented are for the years ended June 29, 1997 and June 30, 1996 and 1995.

COMPENSATION OF DIRECTORS

     The non-employee directors of the Company will receive $250 for each meeting they attend plus expenses. Directors may also receive options as designated by the Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee for the fiscal year ended June 29, 1997 consisted of Geoffrey W. Ramsey and Thomas P. Eagan. During the fiscal year ended June 29, 1997, Messrs. Ramsey and Eagan were Directors of the Company.

     (c)  OPTION/SAR GRANTS TABLE.

OPTIONS GRANTED

     The following table sets forth the options that have been granted to Geoffrey W. Ramsey, the Company's President, Treasurer and Chief Executive Officer, listed in the Executive Compensation Table.

                            OPTION/SAR GRANTS
                            -----------------
                            INDIVIDUAL GRANTS
--------------------------------------------------------------------------

                                      % of Total
                          Options/    Options/SARs    Exercise
                          SARs        Granted to       or Base
                          Granted     Employees        Price     Expiration
    Name                    (#)      in Fiscal Year  ($/Share)      Date
-----------               --------   --------------   ---------  ----------

Geoffrey W. Ramsey (1)       0            N/A            N/A         N/A
President and Chief
Executive Officer
-----------------------
(1) Mr. Ramsey was granted 500,000 options to purchase 500,000 shares of Common Stock in August 1997. The options are for a ten year period and are exercisable at $4.00 per share.

     (d) AGGREGATED OPTION/SAR EXERCISE AND FISCAL YEAR-END OPTION/SAR VALUE TABLE.

     Not applicable.

     (e)  TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE.

     Not applicable.

     (f)  COMPENSATION OF DIRECTORS.

     In August 1997, the Board of Directors granted 500,000 options to Geoffrey W. Ramsey and David J. Murphy and 100,000 options to Anne D. Ramsey and Thomas P. Eagan, Jr. The options are exercisable for a ten (10) year term at any time for $4.00 per option. The holders of the options have the right to request the options be registered for sale after two years from the date of their initial grant.

     (g)  EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
          CHANGE-IN-CONTROL ARRANGEMENTS.

     It is anticipated that the Board of Directors will authorize employment agreements that will be put in place with Messrs. Ramsey and Murphy, founders and Officers of the Company, on terms to be negotiated. The Board believes the full time and continuing employment of these key individuals are essential to the continued growth of the Company.

     (h)  REPORTING ON REPRICING OF OPTIONS/SARS.

     Not Applicable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

     (a)(b)    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.

     The following table sets forth, as of June 29, 1997 the ownership of the Company's Common Stock by (i) each Director of the Company, (ii) all Executive Officers and Directors of the Company as a group, and (iii) all persons known by the Company to own more than 5% of the Company's Common Stock.
                                              Beneficial Ownership (1)
                                              -------------------
Name and Address                          Shares              Percent
----------------                          ------              -------
Geoffrey W. Ramsey                       2,250,000 (2)         17.3%
2 Broadway
Hamden, CT 06518-2697

David J. Murphy                          1,870,000 (2)         14.3%
2 Broadway
Hamden, CT 06518-2697

Anne Ramsey                                 40,000                *%
2 Broadway
Hamden, CT 06518-2697

Thomas P. and Irene                      1,100,000 (3)          8.4%
 Eagan
11 Woodhouse Avenue
Northford, CT 06472

Debra D. Ramsey                          2,250,000 (4)         17.3%
2 Broadway
Hamden, CT 06518-2697

All Executive Officers and
Directors as a group (5 persons)         5,260,000             40.3%
---------------------------------
* Less than 1%

(1) Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the number and percentage owned by each other person listed.
(2)  Has sole voting and investment power with respect to the shares shown.
(3)  Held in joint tenancy.
(4) Mrs. Ramsey may be deemed to be the beneficial owner of the 2,250,000 shares held in the name of her husband, Geoffrey W. Ramsey.

     (c)  CHANGES IN CONTROL.

     There is no arrangement or understanding known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

     (a)(b)    TRANSACTIONS WITH MANAGEMENT AND OTHERS.

     Not applicable.

     (c)  TRANSACTIONS WITH PROMOTERS.

     See (a) (b) above.

                                 PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
------------------------------------------------------------------------

     (a)  The following documents are filed as a part of this Form 10-KSB:

     1.   Financial Statements of University Dining Services, Inc.

          Independent Auditor's Report

          Balance Sheets - June 29, 1997 and June 30, 1996

          Statements of Income and Deficit - Year ended June 29, 1997 and year ended June 30, 1996

          Statements of Cash Flows - Year ended June 29, 1997 and year ended June 30, 1996

          Notes to Financial Statements

     4. Exhibits required to be filed are listed below and, except where incorporated by reference, immediately follow the Financial Statements.

         Exhibit No.             Description
         -----------             -----------

               27        Financial Data Schedule


     (b) During the last quarter of the period covered by this report the Company did not file any current Reports on Form 8-K.

     (c) Required exhibits are attached hereto and are listed in Item 13(a)(3) of this Report.

     (d)  Required financial statement schedules are listed and included in
          Item 13(a)(2) of this Report.

                       UNIVERSITY DINING SERVICES,
                                  INC.

                          FINANCIAL STATEMENTS
                  AS OF JUNE 29, 1997 AND JUNE 30, 1996







                             TOGETHER WITH

                      INDEPENDENT AUDITORS' REPORT

                   UNIVERSITY DINING SERVICES, INC.

                           TABLE OF CONTENTS




                                                                   PAGE
                                                                   ----

INDEPENDENT AUDITORS' REPORT                                         1

FINANCIAL STATEMENTS

     Balance Sheets                                                  2

     Statements of Income and Deficit                                3

     Statements of Cash Flows                                        4

     Notes to Financial Statements                                   5

                     INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of University Dining Services, Inc.

We have audited the accompanying balance sheets of University Dining Services, Inc. (the Company) as of June 29, 1997 and June 30, 1996, and the related statements of income and deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of University Dining Services, Inc. as of June 29, 1997 and June 30, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles




/s/ DISANTO BERTOLINE & COMPANY, P.C.
Glastonbury, Connecticut
November 11, 1997

                    UNIVERSITY DINING SERVICES, INC.
                             BALANCE SHEETS
                     JUNE 29, 1997 AND JUNE 30, 1996


                                 ASSETS

                                                    1997           1996
                                                 ----------     ----------

CURRENT ASSETS
   Cash                                          $  140,121     $   72,746
   Accounts receivable, net of allowance
      for doubtful accounts of $10,000
      and $2,800 at June 29, 1997 and
      June 30, 1996, respectively                   331,263        232,369
   Inventory                                        173,759        165,377
   Prepaid expenses                                  73,082         52,499
                                                 ----------     ----------
            Total current assets                    718,225        522,991

PROPERTY AND EQUIPMENT, net                         234,133        248,200

OTHER ASSETS                                         30,000         43,832
                                                 ----------     ----------
                                                 $  982,358     $  815,023
                                                 ==========     ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt             $   85,643     $   87,954
   Accounts payable                                 580,190        436,892
   Accrued expenses                                  96,393        110,207
   Note payable to officer/director                  10,641         12,100
                                                 ----------     ----------
            Total current liabilities               772,867        647,153

LONG-TERM DEBT, less current portion
 included above                                      80,770        125,692

COMMITMENTS                                             -              -

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value,
   100,000,000 shares authorized,
   13,000,000 shares issued and outstanding          13,000         13,000
   Additional paid-in capital                       232,088        232,088
   Deficit                                         (116,367)      (202,910)
                                                 ----------     ----------
            Total stockholders' equity              128,721         42,178
                                                 ----------     ----------
                                                 $  982,358     $  815,023
                                                 ==========     ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    UNIVERSITY DINING SERVICES, INC.
                    STATEMENTS OF INCOME AND DEFICIT
           FOR THE YEARS ENDED JUNE 29, 1997 AND JUNE 30, 1996



                                                    1997          1996
                                                 ----------    ----------

NET REVENUES                                     $5,971,926    $ 4,939,428

COST OF GOODS SOLD                                5,320,361      4,462,335
                                                 ----------     ----------

      Gross profit                                  651,565        477,093

GENERAL AND ADMINISTRATIVE EXPENSES                 553,367        441,549
                                                 ----------     ----------

      Income from operations                         98,198         35,544

OTHER INCOME (EXPENSE)
   Miscellaneous income                              18,924         30,580
   Interest expense                                 (18,079)       (23,000)
                                                 ----------     ----------
                                                        845          7,580
                                                 ----------     ----------

      Income before provision for income
       taxes                                         99,043         43,124

PROVISION FOR INCOME TAXES                           12,500         11,000
                                                 ----------     ----------

      Net income                                     86,543         32,124

DEFICIT, beginning of year                         (202,910)      (235,034)
                                                 ----------     ----------

DEFICIT, end of year                             $ (116,367)    $ (202,910)
                                                 ==========     ==========

NET INCOME PER SHARE                                    NIL            NIL
                                                 ==========     ==========

WEIGHTED AVERAGE SHARES OUTSTANDING              13,000,000     13,000,000
                                                 ==========     ==========









THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    UNIVERSITY DINING SERVICES, INC.
                        STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED JUNE 29, 1997 AND JUNE 30, 1996

                                                    1997           1996
                                                 ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                    $   86,543     $   32,124
   Adjustments to reconcile net income to
   net cash provided by operating
   activities
      Depreciation and amortization                  82,299         75,643
      Gain on sale of property and
      equipment                                         311            -
      Changes in operating assets and
      liabilities:
         Increase in accounts payable               143,298        107,690
         Decrease (increase) in other
          assets                                     13,832           (309)
         Increase in inventory                       (8,382)       (43,432)
         (Decrease) increase in accrued
          expenses                                  (13,814)        26,798
         Increase in prepaid expenses               (20,583)       (31,506)
         Increase in accounts receivable            (98,894)      (132,869)
                                                 ----------     ----------
      Net cash provided by operating
       activities                                   184,610         34,139
                                                 ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of equipment                    4,088            -
   Purchases of property and equipment              (72,631)      (110,259)
                                                 ----------     ----------
      Net cash used in investing
       activities                                   (68,543)      (110,259)
                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term debt                      43,041         97,000
   Principal payments on note payable
   to officer/director                               (1,459)        (3,900)
   Principal payments on long-term debt             (90,274)         8,914
                                                 ----------     ----------
      Net cash (used in) provided by
       financing activities                         (48,692)       102,014
                                                 ----------     ----------

NET INCREASE (DECREASE) IN CASH                      67,375         25,894

CASH, beginning of year                              72,746        110,663
                                                 ----------     ----------

CASH, end of year                                $  140,121     $  136,557
                                                 ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the year for:
      Interest                                   $   18,079     $   23,000
      Income taxes                                    4,200         10,887

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   UNIVERSITY DINING SERVICES, INC.
                    NOTES TO FINANCIAL STATEMENTS
                    JUNE 29, 1997 AND JUNE 30, 1996


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          NATURE OF OPERATIONS

          University Dining Services, Inc. (the Company) was incorporated as a Delaware corporation on February 6, 1986. The Company is a contract food management organization which specializes in providing full service restaurant and employee dining, special event catering, vending and office coffee service, home food replacement, and management of sundry, gift and video shops to business and industry accounts primarily located in Connecticut. Approximately 90% of sales are directly related to the management of corporate restaurants and catering, with the remaining 10% of sales attributable to vending operations.

          FISCAL YEAR

          The Company's fiscal year ends on the last Sunday in June. Fiscal years in the two-year period ended June 29, 1997, each contain fifty-two weeks.

          USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the revenues and expenses during the reporting period. Actual results could differ from those estimates.

          CASH EQUIVALENTS

          For the purpose of the statement of cash flows the Company defines cash equivalents as highly liquid instruments with an original maturity of three months or less. The Company had no cash equivalents at June 29, 1997 and June 30, 1996.

          INVENTORY

          Inventory consists primarily of food supplies and is stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

          PROPERTY AND EQUIPMENT

          Property and equipment is stated at cost. Upon retirement or disposition of depreciable properties, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the results of operations. Depreciation is computed by applying the straight-line method over the estimated useful lives of the related assets, which range from three to ten years.

                   UNIVERSITY DINING SERVICES, INC.
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    JUNE 29, 1997 AND JUNE 30, 1996


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          PROPERTY AND EQUIPMENT (CONTINUED)

          Maintenance, repairs and minor renewals are charged to operations as incurred. Expenditures which substantially increase the useful lives of the related assets are capitalized.

          INCOME TAXES

          The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

NOTE 2 -  FINANCIAL INSTRUMENTS

          CONCENTRATIONS OF CREDIT RISK

          The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable.

          * Cash - The Company places its cash and temporary cash investments with high credit quality institutions. At times such investments may be in excess of the FDIC insurance limit.

          * Accounts receivable - The Company grants credit to its customers, substantially all of whom provide full service restaurant and employee dining services. Three major customers comprise 78% of accounts receivable as of June 29, 1997 and two major customers comprise 66% of accounts receivable at June 30, 1996. Net revenues from individual customers which exceeded ten percent of total net revenues during the years ended June 29, 1997 and June 30, 1996 aggregated 49% ( 2 customers) and 67% (3 customers), respectively. The Company reviews a customer's credit history before extending credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Such losses have been within management's expectations.

                   UNIVERSITY DINING SERVICES, INC.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    JUNE 29, 1997 AND JUNE 30, 1996


NOTE 2 -  FINANCIAL INSTRUMENTS (CONTINUED)

          Statement of Financial Accounting Standards (SFAS) No. 107, FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

          FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amount of the Company's financial instruments approximates their fair value as outlined below:

          * Cash, accounts receivable, accounts payable and accrued expenses - The carrying amounts approximate their fair value because of the short maturity of those instruments.

          * Note payable to officer/director - It is not practicable to estimate the fair value of this financial instrument because no formal agreement exists for repayment of the balance.

          * Long-term debt - The carrying amount approximates fair value as the interest rates on the various notes approximate the Company's estimated incremental borrowing rate.

          The Company's financial instruments are held for other than trading purposes.

NOTE 3 -  PROPERTY AND EQUIPMENT

          A summary of property and equipment is as follows:

                                                     1997           1996
                                                  ----------     ----------

              Equipment and fixtures               $623,906       $560,001
              Vehicles                              124,263        121,440
              Leasehold improvements                  7,089          7,089
                                                   --------       --------
                                                    755,258        688,530
              Less: accumulated depreciation
               and amortization                     521,125        440,330
                                                   --------       --------
                                                   $234,133       $248,200
                                                   ========       ========

          Depreciation and amortization expense for the years ended June 29, 1997 and June 30, 1996 totaled $82,299 and $75,643, respectively.

                   UNIVERSITY DINING SERVICES, INC.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    JUNE 29, 1997 AND JUNE 30, 1996


NOTE 4 -  LONG-TERM DEBT

          Long-term debt consists of the following as of June 29, 1997 and June 30, 1996:

                                                    1997           1996
                                                 ----------     ----------

              Various equipment notes
              payable at interest rates
              ranging from 10% to 10.25%,
              maturing through November,
              2000.                                $115,000       $125,614


              Various vehicle notes
              payable at interest rates
              ranging from 8.75% to 10.5%,
              maturing through January,
              2000.                                  46,397         63,279

              Note payable to vendor at an
              interest rate of 18%, payable
              in weekly installments of
              principal and interest of $500,
              final payment due November,
              1997.                                   5,016         24,753
                                                   --------       --------
                                                    166,413        213,646
              Less: current portion                  85,643         87,954
                                                   --------       --------
                                                   $ 80,770       $125,692
                                                   ========       ========

         Maturities of long-term debt for each of the fiscal years succeeding June 29, 1997 are as follows:

              1998                                 $ 85,643
              1999                                   64,266
              2000                                   16,504
                                                   --------
                                                   $166,413
                                                   ========

NOTE 5 -  NOTE PAYABLE TO OFFICER/DIRECTOR

          The Company has a note payable to an officer/director. Principal and interest is payable monthly based on a twenty year amortization schedule. However, the note is due upon demand. Interest rates range from 1% to 1.5% over the bank's prime lending rate (9.5% to 10% at June 29, 1997).

                   UNIVERSITY DINING SERVICES, INC.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    JUNE 29, 1997 AND JUNE 30, 1996


NOTE 6 -  INCOME TAXES

          The provision for income taxes consists of the following:

                                                     1997           1996
                                                  ----------     ----------

              Current
                Federal                            $    -         $  1,200
                State                                 4,200          4,600
              Deferred                                8,300          5,200
                                                   --------       --------
                                                   $ 12,500       $ 11,000
                                                   ========       ========

         The provision for income taxes differs from the amount computed by applying the statutory rate of 34% for the fiscal years ended June 29, 1997 and June 30, 1996. The principal reasons for this difference are listed in the following table:

                                                     1997           1996
                                                  ----------     ----------

              Net operating loss - federal         $ 25,500       $ 12,000
              Net operating loss - state              8,400         16,400
              Allowance for doubtful
               accounts                              (2,800)           -
              Valuation allowance                   (22,800)       (23,200)
                                                   --------       --------
                                                   $  8,300       $  5,200
                                                   ========       ========

         The components of the deferred tax asset account as of June 29, 1997 and June 30, 1996 are as follows:

                                                     1997           1996
                                                  ----------     ----------

              Deferred tax assets:
               Net operating loss -
                federal                            $ 33,000       $ 58,500
               Allowance for doubtful
                accounts                              2,800            -
               Net operating loss - state               -            8,400
               Valuation allowance                   (5,800)       (28,600)
                                                   --------       --------
                 Total deferred tax asset          $ 30,000       $ 38,300
                                                   ========       ========

                   UNIVERSITY DINING SERVICES, INC.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    JUNE 29, 1997 AND JUNE 30, 1996


NOTE 7 -  OPERATING LEASE COMMITMENTS

          The Company leases its office facility under the terms of a three year lease agreement expiring October, 1997 with a monthly payment of $1,575. Rent expense charged to operations under this and preceding leases aggregated $18,900 for the years ended June 29, 1997 and June 30, 1996.

          The Company is also leasing various equipment under certain other operating leases which expire within one to two years. In certain cases, the cost of leasing the equipment is billed to customers in connection with the Company's cafeteria services. Rent expense for these operating leases for equipment aggregated $5,909 and $7,518 for the years ended June 29, 1997 and June 30, 1996, respectively.

          Future minimum lease payments on all operating leases for each of the fiscal years succeeding June 29, 1997 are as follows:

              1998                                 $ 38,585
              1999                                   35,850
              2000                                   24,000
              2001                                   16,000
                                                   --------
                                                   $114,435
                                                   ========

NOTE 8 -  ADVERTISING

          The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense was $17,571 and $18,737 for the years ended June 29, 1997 and June 30, 1996, respectively.


NOTE 9 -  SUBSEQUENT EVENT

          On August 10, 1997, the Company granted stock purchase options to certain officers and directors of the Company extending the right to purchase up to 1,200,000 shares of the Company's common stock at an exercise price of four dollars per share subject to provisions as set forth in the agreements. The stock purchase options expire ten years from the date of the grant.

                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 13, 1998            UNIVERSITY DINING SERVICES, INC.



                                  By /s/ GEOFFREY W. RAMSEY
                                    --------------------------------
                                     Geoffrey W. Ramsey, President,
                                     Treasurer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

       Signature                      Title                   Date
       ---------                      -----                   ----



 /s/ GEOFFREY W. RAMSEY      President, Treasurer and    January 13, 1998
---------------------------- Director
Geoffrey W. Ramsey



 /s/ DAVID J. MURPHY         Vice President and          January 13, 1998
---------------------------  Director
David J. Murphy



 /s/ ANNE D. RAMSEY          Secretary and Director      January 13, 1998
---------------------------
Anne D. Ramsey



/s/ THOMAS P. EAGAN, JR.     Director                    January 13, 1998
---------------------------
Thomas P. Eagan, Jr.