Form 10-Q
period 1996-09-27
UNIVERSITY DINING SERVICES INC
filed 1998-02-25
CIK 809012

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended   Sept. 27, 1996    Commission File Number 33-11170-B
                   -----------------                   ------------------


                    UNIVERSITY DINING SERVICES, INC.
-------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


            DELAWARE                             06-1168423
-------------------------------------------------------------------------
 State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)


     2 Broadway     Hamden, Connecticut                      06518-2697
-------------------------------------------------------------------------
  (Address of principal executive offices)                   (Zip code)


Registrant's telephone number, including area code      (203)  248-4100
-------------------------------------------------------------------------


-------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


     Indicate by check whether the registrant
     (1) has filed all reports required to be
     files by Section 13 or 15 (d) of the
     Securities Exchange Act of 1934 during
     the preceding 12 months (or for such
     shorter period that the registrant           Yes:      X
     was required to file such report(s), and          ______________
     (2) has been subject to such filing
     requirements for the past 90 days            No:  ______________
     past 90 days.


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                                             Number of shares outstanding
                  Class                        at September 27, 1996
     -------------------------------       ------------------------------
      Common Stock, $.001 par value              13,000,000 shares

Form 10 - Q
1st Quarter


                                  INDEX
                                  -----

                                                                     PAGE
                                                                     ----

PART I  -  FINANCIAL INFORMATION  *

     ITEM 1.        Financial Statements

          Balance Sheets  -  September 27, 1996  (audited) and         3
          June 28, 1996  (unaudited)

          Statement of Operations  -  Three months ended
          September 27, 1996 (audited) and 1995 (unaudited)            4

          Statement of Changes in Stockholder's Equity  -  For
          the three months ended September 27, 1996
          (audited)                                                    5

          Statement of Cash Flows for the three months
          September 27, 1996 (audited)                                 6

          Notes to Financial Statements  (audited)                     7

     ITEM 2.        Management's Discussion and Analysis               7

PART II  -  OTHER INFORMATION

     ITEM 1.     Other Information                                     7

     Signatures                                                        8



          The accompanying financial statements are not covered by an independent certified public accountants' report.

                    UNIVERSITY DINING SERVICES, INC.
                              BALANCE SHEET


                                                9/27/96         06/28/96
                                               (audited)       (unaudited)
                                               ---------       -----------
                                 ASSETS

CURRENT ASSETS:

  Cash                                           $83,113           $72,746
  Accounts receivable, net of allowance         $217,399          $232,369
     allowance for doubtful accounts
     of $2,845 at September 27, 1996,
     and June 28, 1996.
  Inventory                                     $169,248          $165,377
  Prepaid Expenses                              $137,574           $58,001
       Total current assets                     $60,7334          $52,8493
EQUIPMENT AND VEHICLES
  Equipment                                     $579,510          $560,002
  Vehicles                                      $121,440          $121,440
  Leasehold Improvements                          $7,088            $7,088
  Accumulated depreciation                     ($460,396)        ($440,330)
       Total fixed assets                       $247,642          $248,200
                                              ----------        ----------
  Deferred Taxes                                 $38,332           $38,332
TOTAL ASSETS                                    $893,308          $815,025
                                              ==========        ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt              $84,431           $84,431
  Accounts Payable                              $519,619          $436,892
  Accrued Expenses                               $84,581           $85,456
  Payable to Vendor                              $23,338           $24,753
  Notes Payable to Officers/Directors            $16,675           $12,100
       Total current liabilities                $728,644          $643,632
                                              ----------        ----------

LONG-TERM DEBT                                  $123,532          $129,215
STOCKHOLDERS' EQUITY
  Common stock, $.001 par value,
     100,000,000 shares authorized
     13,000,000 shares issued and
     outstanding                                 $13,000           $13,000
  Additional paid-in capital                    $232,088          $232,088
  Accumulated deficit                          ($203,956)        ($202,910)
       Total stockholders' equity                $41,132           $42,178
                                              ----------        ----------

TOTAL LIABILITIES                               $893,308          $815,025
                                              ==========        ==========

                    UNIVERSITY DINING SERVICES,  INC.
                        STATEMENTS OF OPERATIONS


                                                FOR THE THREE MONTHS ENDED
                                                --------------------------

                                                 9/96              9/95
                                                 ----              ----
                                               (audited)        (unaudited)


NET REVENUES                                  $1,286,330        $1,072,017

COST AND EXPENSES
  Cost of goods sold                          $1,165,936          $961,850
  General & administrative                      $121,440          $100,920
                                              $1,287,376        $1,062,770

NET INCOME  (LOSS)                               ($1,046)           $9,247

NET INCOME PER SHARE                                   *                 *
                                              ----------        ----------

COMMON SHARES OUTSTANDING                     13,000,000        13,000,000




*     less than $.01 per share

                    UNIVERSITY DINING SERVICES, INC.
                    --------------------------------

              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              --------------------------------------------
              FOR THE THREE MONTHS ENDED SEPTEMBER 27, 1996
              ---------------------------------------------
                                (audited)
                                ---------


                                                ADDITIONAL
                                                ----------
                                COMMON           PAID-IN  ACCUMULATED   TOTAL
                                ------           -------  -----------   -----
                          SHARES       AMOUNT    CAPITAL    DEFICIT
                          ------       ------    -------    -------

Balances    6/28/96      13,000,000   $13,000   $232,088   ($202,910)   $42,178

Net Profit                    - 0 -     - 0 -      - 0 -     ($1,046)   ($1,046)

Balances    9/27/96      13,000,000   $13,000   $232,088   ($203,956)   $41,132

                    UNIVERSITY DINING SERVICES, INC.
                    --------------------------------
                        STATEMENTS OF CASH FLOWS
                        ------------------------


                                                          THREE MONTHS ENDED
                                                          ------------------
                                                                9/27/96
                                                                -------

OPERATING ACTIVITIES
  Net Profit (loss)                                             ($1,045)
  Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization                              $20,065
     (Increase) Decrease  in accounts receivable                $14,970

     (Increase) Decrease in inventories                         ($3,871)

     (Increase) Decrease in prepaid expenses                   ($79,571)

     (Decrease) Increase in accounts payable                    $82,727

     (Decrease) Increase in accrued expenses                      ($875)

     (Decrease) Increase in notes payable
     Officers/Directors                                          $4,575

     (Decrease) Increase in current portion of
     long- term debt                                               $  0

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                          $36,975

INVESTING ACTIVITIES -
  Purchase of Equipment                                        ($20,925)

NET INCREASE (DECREASE) IN  CASH                                $16,050
                                                             ----------

FINANCING ACTIVITIES:
  Principal payments on borrowings                             ($15,237)
  Proceeds from borrowings                                       $9,554

CASH FLOWS PROVIDED FROM FINANCING
  ACTIVITIES                                                    ($5,683)

DECREASE IN CASH AND CASH
  EQUIVALENTS                                                   $10,367

CASH, beginning of year                                         $72,746

CASH, end of quarter                                            $83,113
                                                             ==========
                                    6

                    UNIVERSITY DINING SERVICES, INC.
                    --------------------------------
                      NOTES TO FINANCIAL STATEMENTS
                      -----------------------------
                                (audited)
                                ---------

1.   GENERAL:
     --------

     Management has elected to omit substantially all notes to the Company's financial statements. Reference should be made to the Company's Form 10-K filed for the year ended June 30, 1990, as this report incorporates the notes to the Company's year-end financial statements.

2.   AUDITED INFORMATION:
     --------------------

     The information furnished herein was taken from the books and record of the Company and wad audited. Such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to reflect properly results in interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

PART I.  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                    FINANCIAL CONDITION AND RESULTS OF
                    ----------------------------------
                    OPERATIONS
                    ----------

FINANCIAL CONDITION:
--------------------

On August 14, 1987, the company completed the sale of 5,000,000 Units at $.05 per Unit in a public offering each Unit consists of one share of the Company's $.001 par value common stock and one common stock purchase warrant. The Company received net proceeds of approximately $192,000 from this offering. Since receiving the proceeds from the public offering, the Company has had sufficient working capital to carry out its planned operations.

RESULT OF OPERATIONS:
---------------------

Sales for the first quarter ending September 27, 1996 increased 20% from the first quarter ending September 27, 1995. Total expenses decreased showing a profit for the first quarter.



PART II.  ITEM 1.        OTHER INFORMATION
                         -----------------

On August 19, 1996, the Company entered into an Agreement for Food and Refreshment Service between the Company and American Frozen Foods, Inc. The agreement, commencing August 19, 1996, is automatically renewable for one (1) year periods until notice of termination is given by either party thirty (30) days prior to the date of termination. The Company provides breakfast and lunch as well as various snack items and hot entrees. The Company handles all aspects of this operation including training employees and the preparation and sale of food items. The Company receives a subsidy.

                               SIGNATURES
                               ----------




     Pursuant to the requirements of The Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              UNIVERSITY DINING SERVICES, INC.
                              --------------------------------


Date:   Feb. 20,  1998        By:/s/     GEOFFREY W. RAMSEY
------------------------      ------------------------------------
                                 Geoffrey W. Ramsey, President
                                 and Chief Financial Officer