Form 10-Q
period 1996-12-31
UNIVERSITY DINING SERVICES INC
filed 1998-02-25
CIK 809012

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended   Dec. 31, 1996    Commission File Number 33-11170-B
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


                                             Number of shares outstanding
                  Class                          at December 31, 1996
     -------------------------------       ------------------------------
      Common Stock, $.001 par value               13,000,000 shares

Form 10 - Q
2nd Quarter


                                  INDEX
                                  -----

                                                                     PAGE
                                                                     ----

PART I  -  FINANCIAL INFORMATION  *

     ITEM 1.        Financial Statements

          Balance Sheets  - December 31, 1996  (audited) and           3
          June 28, 1996  (unaudited)

          Statement of Operations  -  Three months ended
          December 31, 1996 (audited) and 1995 (unaudited)             4

          Statement of Operations - Six months ended
          December 31, 1996 (audited) and 1995 (unaudited)             5

          Statement of Changes in Stockholder's Equity  -  For
          the six months ended December 31, 1996 (audited)             6

          Statement of Cash Flows for the six months
          December 31, 1996 (audited)                                  7

          Notes to Financial Statements  (audited)                     8

     ITEM 2.        Management's Discussion and Analysis               8

PART II  -  OTHER INFORMATION

     ITEM 1.     Other Information                                     8

     Signatures                                                        9





          The accompanying financial statements are not covered by an independent certified public accountants' report.

                    UNIVERSITY DINING SERVICES, INC.
                              BALANCE SHEET

                                               12/31/96         06/28/96
                                               (audited)       (unaudited)
                                               ---------       -----------
                                 ASSETS

CURRENT ASSETS:
  Cash                                           $59,196           $72,746
  Accounts receivable, net of allowance         $316,916          $232,369
     allowance for doubtful accounts
     of $1,992 at June 28, 1992, and
     December 31, 1992.
  Inventory                                     $156,392          $165,377
  Prepaid Expenses                              $110,939           $58,001
     Total current assets                       $643,443          $528,493
                                              ----------        ----------
EQUIPMENT AND VEHICLES
  Equipment                                     $585,534          $560,002
  Vehicles                                      $121,439          $121,440
  Leasehold Improvements                          $7,088            $7,088
  Accumulated depreciation                     ($480,123)        ($440,330)
       Total fixed assets                       $233,938          $248,200
                                              ----------        ----------
  Deferred Taxes                                 $38,332           $38,332
TOTAL ASSETS                                    $915,713          $815,025
                                              ==========        ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt              $84,431           $84,431
  Accounts Payable                              $497,534          $436,892
  Accrued Expenses                               $90,975           $85,456
  Payable to Vendor                              $17,746           $24,753
  Notes Payable to Officers/Directors            $14,151           $12,100
       Total current liabilities                $704,837          $643,632
                                              ----------        ----------

LONG-TERM DEBT                                  $101,186          $129,215
STOCKHOLDERS' EQUITY
  Common stock, $.001 par value,
     100,000,000 shares authorized
     13,000,000 shares issued and
     outstanding                                 $13,000           $13,000
  Additional paid-in capital                    $232,088          $232,088
  Accumulated deficit                          ($135,398)        ($202,910)
       Total stockholders' equity               $109,690           $42,178
                                              ----------        ----------

TOTAL LIABILITIES                               $915,713          $815,025
                                              ==========        ==========

                    UNIVERSITY DINING SERVICES,  INC.
                        STATEMENTS OF OPERATIONS



                                               FOR THE THREE MONTHS ENDED
                                               --------------------------
                                                 12/96            12/95
                                                 -----            -----
                                               (audited)       (unaudited)

NET REVENUES                                  $1,614,256        $1,185,510

COST AND EXPENSES
  Cost of goods sold                          $1,419,379        $1,078,734
  General & administrative                      $126,319          $108,060
                                              $1,545,698        $1,186,794

NET INCOME (LOSS)                                $68,558           ($1,284)

NET INCOME PER SHARE                                   *                 *
                                              ----------        ----------

COMMON SHARES OUTSTANDING                     13,000,000        13,000,000







*      less than $.01 per share

                    UNIVERSITY DINING SERVICES, INC.
                        STATEMENTS OF OPERATIONS


                                                FOR THE SIX MONTHS ENDED
                                                ------------------------
                                             DEC. 31, 1996    DEC. 31, 1995
                                               (audited)       (unaudited)

NET REVENUES                                  $2,900,586        $2,257,527

COST AND EXPENSES
  Cost of goods sold                          $2,585,314        $2,040,584
  General & Administrative                      $247,760          $208,980
                                              $2,833,074        $2,249,564

NET INCOME  (LOSS)                               $67,512            $7,963

NET INCOME PER SHARE                                   *                 *

                                              ----------        ----------

COMMON SHARES OUTSTANDING                     13,000,000        13,000,000






*      less than $.01 per share

                    UNIVERSITY DINING SERVICES, INC.
                    --------------------------------

              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              --------------------------------------------
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1996
               ------------------------------------------
                                (audited)
                                ---------



                                                ADDITIONAL
                                                ----------
                                COMMON           PAID-IN  ACCUMULATED   TOTAL
                                ------           -------  -----------   -----
                          SHARES       AMOUNT    CAPITAL    DEFICIT
                          ------       ------    -------    -------

Balances    6/28/96      13,000,000   $13,000   $232,088   ($202,910)    $42,178

Net Profit                    - 0 -     - 0 -      - 0 -     $67,512     $67,512

Balances    12/31/96     13,000,000   $13,000   $232,088   ($135,398)   $109,690

                    UNIVERSITY DINING SERVICES, INC.
                    --------------------------------
                        STATEMENTS OF CASH FLOWS
                        ------------------------

                                                         SIX MONTHS ENDED
                                                         ----------------
                                                             12/31/96
                                                             --------

OPERATING ACTIVITIES
  Net Profit (loss)                                             $67,512
  Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization                              $39,791
     (Increase) Decrease  in accounts receivable               ($84,547)

     (Increase) Decrease in inventories                          $8,985

     (Increase) Decrease in prepaid expenses                   ($52,938)

     (Decrease) Increase in accounts payable                    $55,054

     (Decrease) Increase in accrued expenses                     $5,519

     (Decrease) Increase in notes payable
     Officers/Directors                                          $2,051

     (Decrease) Increase in current portion of
     long- term debt                                               $  0

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                          $41,427

INVESTING ACTIVITIES -
  Purchase of Equipment                                        ($26,948)

NET INCREASE (DECREASE) IN  CASH                                $14,479
                                                             ----------

FINANCING ACTIVITIES:
  Principal payments on borrowings                             ($37,583)
  Proceeds from borrowings                                       $9,554

CASH FLOWS PROVIDED FROM FINANCING
  ACTIVITIES                                                   ($28,029)

DECREASE IN CASH AND CASH
  EQUIVALENTS                                                  ($13,550)

CASH, beginning of year                                         $72,746

CASH, end of quarter                                            $59,196
                                                             ==========

                    UNIVERSITY DINING SERVICES, INC.
                    --------------------------------
                      NOTES TO FINANCIAL STATEMENTS
                      -----------------------------
                                (audited)
1.   GENERAL:
     --------

     Management has elected to omit substantially all notes to the Company's financial statements. Reference should be made to the Company's Form 10-K filed for the year ended June 30, 1990, as this report incorporates the notes to the Company's year-end financial statements.

2.   AUDITED INFORMATION:
     --------------------

     The information furnished herein was taken from the books and record of the Company and was audited. However, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to reflect properly results in interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

PART I.  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    ---------------------------------------------

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

RESULT OF OPERATIONS:
---------------------

Sales for the second quarter ending December 31, 1996 increased 36% from the second quarter ending December 31, 1995. Total expenses decreased 4.3% from 1995's second quarter. The sales increase is due largely to catered events such as weddings, bar mitzvah's and social events held at Laurel View Country Club. This contract was awarded in February of 1996. We have an aggressive sales and marketing program to lay a strong foundation for events to be held year round.

PART II.  ITEM 1.        OTHER INFORMATION
                         -----------------

On October 1, 1996, the Company entered into an Agreement for Food and Refreshment Service between the Company and Oxford Health Plans in White Plains, New York. The agreement, commencing October 1, 1996, is automatically renewable for one (1) year periods until notice of termination is given by either party thirty (30) days prior to the date of termination. The Company provides breakfast and lunch as well as various snack items and hot entrees. The Company handles all aspects of this operation including training employees and the preparation and sale of food items.

                               SIGNATURES
                               ----------






Pursuant to the requirements of The Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              UNIVERSITY DINING SERVICES, INC.
                              --------------------------------



Date:   Feb. 20,  1998        By:/s/    GEOFFREY W. RAMSEY
--------------------------    -----------------------------------------
                                     Geoffrey W. Ramsey, President
                                     and Chief Financial Officer