Form 10-Q
period 1997-03-31
UNIVERSITY DINING SERVICES INC
filed 1998-02-26
CIK 809012

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended   March 31, 1997    Commission File Number 33-11170-B
                   -----------------                   -----------------


                    UNIVERSITY DINING SERVICES, INC.
-------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


            DELAWARE                              06-1168423
-------------------------------------------------------------------------
 State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)


     2 Broadway     Hamden, Connecticut                      06518-2697
-------------------------------------------------------------------------
  (Address of principal executive offices)                   (Zip code)


Registrant's telephone number, including area code      (203)  248-4100
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


                                             Number of shares outstanding
                  Class                          at March 31, 1997
     -------------------------------       ------------------------------
      Common Stock, $.001 par value              13,000,000 shares

Form 10 - Q
3rd Quarter


                                  INDEX
                                  -----

                                                                     PAGE
                                                                     ----

PART I  -  FINANCIAL INFORMATION  *

     ITEM 1.        Financial Statements

          Balance Sheets  - March 31, 1997  (audited) and              3
          June 28, 1996  (unaudited)

          Statement of Operations  -  Three months ended
          March 31, 1997 (audited) and 1996 (unaudited)                4

          Statement of Operations - Nine months ended
          March 31, 1997 (audited) and 1996 (unaudited)                5

          Statement of Changes in Stockholder's Equity  -  For
          the nine months ended March 31, 1997 (audited)               6

          Statement of Cash Flows for the nine months
          March 31, 1997 (audited)                                     7

          Notes to Financial Statements  (audited)                     8

     ITEM 2.        Management's Discussion and Analysis               8

PART II  -  OTHER INFORMATION

     ITEM 1.     Other Information                                     8

     Signatures                                                        9






          The accompanying financial statements are not covered by an independent certified public accountants' report.

                    UNIVERSITY DINING SERVICES, INC.
                              BALANCE SHEET

                                                3/31/97         06/28/96
                                               (audited)       (unaudited)
                                               ---------       -----------
                                 ASSETS

CURRENT ASSETS:
  Cash                                           $88,450           $72,746
  Accounts receivable, net of allowance         $233,722          $232,369
     allowance for doubtful accounts
     of $2,845 at March 31, 1997, and
     June 28, 1996.
  Inventory                                     $167,523          $165,377
  Prepaid Expenses                              $107,393           $58,001
       Total current assets                     $597,088          $528,493
                                              ----------        ----------
EQUIPMENT AND VEHICLES
  Equipment                                     $598,848          $560,002
  Vehicles                                      $124,263          $121,440
  Leasehold Improvements                          $7,088            $7,088
  Accumulated depreciation                     ($499,799)        ($440,330)
       Total fixed assets                       $230,400          $248,200
                                              ----------        ----------
  Deferred Taxes                                 $38,332           $38,332
TOTAL ASSETS                                    $865,820          $815,025
                                              ==========        ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt              $84,431           $84,431
  Accounts Payable                              $473,613          $436,892
  Accrued Expenses                              $111,799           $85,456
  Payable to Vendor                              $11,860           $24,753
  Notes Payable to Officers/Directors            $14,540           $12,100
       Total current liabilities                $696,243          $643,632
                                              ----------        ----------

LONG-TERM DEBT                                   $74,872          $129,215
STOCKHOLDERS' EQUITY
  Common stock, $.001 par value,
     100,000,000 shares authorized
     13,000,000 shares issued and
     outstanding                                 $13,000           $13,000
  Additional paid-in capital                    $232,088          $232,088
  Accumulated deficit                          ($150,383)        ($202,910)
       Total stockholders' equity                $94,705           $42,178
                                              ----------        ----------

TOTAL LIABILITIES                               $865,820          $815,025
                                              ==========        ==========

                    UNIVERSITY DINING SERVICES,  INC.
                        STATEMENTS OF OPERATIONS



                                              FOR THE THREE MONTHS ENDED
                                              --------------------------

                                                 3/97             3/96
                                               (audited)       (unaudited)

NET REVENUES                                  $1,390,036        $1,243,588

COST AND EXPENSES
  Cost of goods sold                          $1,275,965        $1,119,721
  General & administrative                      $129,056          $112,731
                                              $1,405,021        $1,232,452

NET INCOME  (LOSS)                              ($14,985)          $11,136

NET INCOME PER SHARE                                   *                 *
                                              ----------        ----------

COMMON SHARES OUTSTANDING                     13,000,000        13,000,000




*      less than $.01 per share

                    UNIVERSITY DINING SERVICES, INC.
                        STATEMENTS OF OPERATIONS
                                (audited)


                                               FOR THE NINE MONTHS ENDED
                                               -------------------------
                                                3/31/97          3/31/96


NET REVENUES                                  $4,290,622        $3,501,115

COST AND EXPENSES
  Cost of goods sold                          $3,861,280        $3,160,305
  General & administrative                      $376,815          $321,711
                                              $4,238,095        $3,482,016

NET INCOME  (LOSS)                               $52,527           $19,099

NET INCOME PER SHARE                                   *                 *

                                              ----------        ----------

COMMON SHARES OUTSTANDING                     13,000,000        13,000,000




*      less than $.01 per share

                    UNIVERSITY DINING SERVICES, INC.
                    --------------------------------

              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              --------------------------------------------
                FOR THE NINE MONTHS ENDED MARCH 31, 1997
                ----------------------------------------
                                (audited)
                                ---------



                                                ADDITIONAL
                                                ----------
                                COMMON           PAID-IN  ACCUMULATED   TOTAL
                                ------           -------  -----------   -----
                          SHARES       AMOUNT    CAPITAL    DEFICIT
                          ------       ------    -------    -------

Balances    6/28/96      13,000,000   $13,000   $232,088   ($202,910)    $42,178

Net Profit                    - 0 -     - 0 -      - 0 -     $52,527     $52,527

Balances    3/31/97      13,000,000   $13,000   $232,088   ($150,383)    $94,705

                    UNIVERSITY DINING SERVICES, INC.
                    --------------------------------
                        STATEMENTS OF CASH FLOWS
                        ------------------------

                                                           NINE MONTHS ENDED
                                                           -----------------
                                                                3/31/97
                                                                -------
OPERATING ACTIVITIES
  Net Profit (loss)                                             $52,527
  Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization                              $59,772
     (Increase) Decrease in accounts receivable                 ($1,353)

     (Increase) Decrease in inventories                         ($2,146)

     (Increase) Decrease in prepaid expenses                   ($49,392)

     (Decrease) Increase in accounts payable                    $36,721

     (Decrease) Increase in accrued expenses                    $26,343

     (Decrease) Increase in notes payable
     Officers/Directors                                          $2,440

     (Decrease) Increase in current portion of
     long- term debt                                               $  0

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                         $124,912

INVESTING ACTIVITIES -
  Purchase of Equipment                                        ($54,865)

NET INCREASE (DECREASE) IN  CASH                                $70,047
                                                             ----------

FINANCING ACTIVITIES:
  Principal payments on borrowings                             ($63,897)
  Proceeds from borrowings                                       $9,554

CASH FLOWS PROVIDED FROM FINANCING
  ACTIVITIES                                                   ($54,343)

DECREASE IN CASH AND CASH
  EQUIVALENTS                                                   $15,704

CASH, beginning of year                                         $72,746

CASH, end of quarter                                            $88,450
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

2.   AUDITED INFORMATION:
     ---------------------

     The information furnished herein was taken from the books and record of the Company wad audited. Such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to reflect properly results in interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

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

RESULT OF OPERATIONS:
---------------------

Sales for the third quarter ending March 31, 1997 increased 11.8% from the third quarter ending March 31, 1996. Total expenses increased 2% from 1996's third quarter.



PART II.  ITEM 1.        OTHER INFORMATION
                         -----------------

On December of 1996, the Company entered into an Agreement for Food and Refreshment Service between the Company and Yankee Gas in Meriden, Connecticut. The agreement, commencing in December, 1996, is automatically renewable for one (1) year periods until notice of termination is given by either party thirty (30) days prior to the date of termination. The Company provides breakfast and lunch as well as various snack items and hot entrees. The Company handles all aspects of this operation including training employees and the preparation and sale of food items. The Company receives a subsidy.

                               SIGNATURES
                               ----------





Pursuant to the requirements of The Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              UNIVERSITY DINING SERVICES, INC.
                              --------------------------------



Date:   Feb. 20,  1998        By:/s/     GEOFFREY W. RAMSEY
------------------------      --------------------------------------
                                    Geoffrey W. Ramsey, President
                                    and Chief Financial Officer