Form 10-Q
period 1997-12-26
UNIVERSITY DINING SERVICES INC
filed 1998-02-26
CIK 809012

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


                                             Number of shares outstanding
                  Class                          at December 26, 1997
     -------------------------------       ------------------------------
      Common Stock, $.001 par value              13,000,000 shares

Form 10 - Q
2nd Quarter


                                  INDEX
                                  -----

                                                                     PAGE
                                                                     ----

PART I  -  FINANCIAL INFORMATION  *

     ITEM 1.        Financial Statements

          Balance Sheets  - December 26, 1997  (audited) and           3
          June 29, 1997  (audited)

          Statement of Operations  -  Three months ended
          December 26, 1997 and 1996 (audited)                         4

          Statement of Operations - Six months ended
          December 26, 1997 and 1996 (audited)                         5

          Statement of Changes in Stockholder's Equity  -  For
          the six months ended December 26, 1997 (audited)             6

          Statement of Cash Flows for the six months
          December 26, 1997 (audited)                                  7

          Notes to Financial Statements  (audited)                     8

     ITEM 2.        Management's Discussion and Analysis               8


     Signatures                                                        9






          The accompanying financial statements are not covered by an independent certified public accountants' report.

                    UNIVERSITY DINING SERVICES, INC.
                              BALANCE SHEET
                                (audited)
                                 -------

                                              12/26/97          06/29/97
                                              --------          --------
                                 ASSETS

CURRENT ASSETS:
  Cash                                           $66,681          $140,121
  Accounts receivable, net of allowance         $499,838          $331,263
     allowance for doubtful accounts
     of $10,000 at December 26, 1997,
     and June 29, 1997.
  Inventory                                     $160,256          $173,759
  Prepaid Expenses                               $80,014           $73,082
       Total current assets                     $806,789          $718,225
PROPERTY AND EQUIPMENT, NET                     $251,906          $234,133
OTHER ASSETS                                     $84,434           $30,000
TOTAL ASSETS                                  $1,143,129          $982,358
                                              ==========        ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt              $85,643           $85,643
  Accounts Payable                              $589,514          $580,190
  Accrued Expenses                              $127,119           $96,393
  Notes Payable to Officers/Directors             $7,840           $10,641
       Total current liabilities                $810,116          $772,867
                                              ----------        ----------

LONG-TERM DEBT                                  $106,828           $80,770
STOCKHOLDERS' EQUITY
  Common stock, $.001 par value,
     100,000,000 shares authorized
     13,000,000 shares issued and
     outstanding                                 $13,000           $13,000
  Additional paid-in capital                    $232,088          $232,088
  Accumulated deficit                           ($18,903)        ($116,367)
       Total stockholders' equity               $226,185          $128,721
                                              ----------        ----------

TOTAL LIABILITIES                             $1,143,129          $982,358
                                              ==========        ==========

                    UNIVERSITY DINING SERVICES,  INC.
                        STATEMENTS OF OPERATIONS
                                (audited)


                                              FOR THE THREE MONTHS ENDED
                                              --------------------------

                                                12/97            12/96


NET REVENUES                                  $1,777,973        $1,614,256

COST AND EXPENSES
  Cost of goods sold                          $1,552,469        $1,419,378
  General & administrative                      $158,919          $126,320
                                              $1,711,388        $1,545,698

NET INCOME (LOSS)                                $66,585           $68,558

NET INCOME PER SHARE                                   *                 *

                                              ----------        ----------

COMMON SHARES OUTSTANDING                     13,000,000        13,000,000





*     less than $.01 per share

                    UNIVERSITY DINING SERVICES, INC.
                        STATEMENTS OF OPERATIONS
                                (audited)


                                               FOR THE SIX MONTHS ENDED
                                              --------------------------
                                                12/97            12/96


NET REVENUES                                  $3,413,095        $2,900,586

COST AND EXPENSES
  Cost of goods sold                          $3,021,287        $2,585,314
  General & Administrative                      $294,345          $247,760
                                              $3,315,632        $2,833,074

NET INCOME (LOSS)                                $97,463           $67,512

NET INCOME PER SHARE                                   *                 *

                                              ----------        ----------

COMMON SHARES OUTSTANDING                     13,000,000        13,000,000





*     less than $.01 per share

                    UNIVERSITY DINING SERVICES, INC.
                    --------------------------------

              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              --------------------------------------------
               FOR THE SIX MONTHS ENDED DECEMBER 26, 1997
               ------------------------------------------
                                (audited)
                               ----------



                                                ADDITIONAL
                                                ----------
                                COMMON           PAID-IN  ACCUMULATED   TOTAL
                                ------           -------  -----------   -----
                          SHARES       AMOUNT    CAPITAL    DEFICIT
                          ------       ------    -------    -------

Balances    6/29/97      13,000,000   $13,000   $232,088   ($116,367)   $128,721

Net Profit                    - 0 -     - 0 -      - 0 -     $97,464     $97,464

Balances    12/26/97     13,000,000   $13,000   $232,088    ($18,903)   $226,185

                    UNIVERSITY DINING SERVICES, INC.
                    --------------------------------
                        STATEMENTS OF CASH FLOWS
                        ------------------------


                                                         SIX MONTHS ENDED
                                                         ----------------
                                                             12/31/97
                                                             --------
OPERATING ACTIVITIES
  Net Profit (loss)                                             $97,464
  Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization                              $41,894
     (Increase) Decrease in accounts receivable               ($168,575)

     (Increase) Decrease in inventories                         $13,503

     (Increase) Decrease in prepaid expenses                    ($6,932)

     (Decrease) Increase in accounts payable                     $9,324

     (Decrease) Increase in accrued expenses                   ($17,208)

     (Decrease) Increase in notes payable
     Officers/Directors                                          (2,801)

     (Decrease) Increase in current portion of
     long- term debt                                               $  0

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                         ($33,331)
                                                             ----------

INVESTING ACTIVITIES -
  Purchase of Equipment                                        ($59,667)

NET INCREASE (DECREASE) IN  CASH                               ($92,998)
                                                             ----------

FINANCING ACTIVITIES:
  Principal payments on borrowings                             ($55,442)
  Proceeds from borrowings                                      $75,000

CASH FLOWS PROVIDED FROM FINANCING
  ACTIVITIES                                                    $19,558

DECREASE IN CASH AND CASH
  EQUIVALENTS                                                  ($73,440)

CASH, beginning of year                                        $140,121

CASH, end of quarter                                            $66,681
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

RESULT OF OPERATIONS:
---------------------

Sales for the second quarter ending December 26, 1997 increased 10% from the second quarter ending December 31, 1996. Total expenses remained the same showing a net profit of around 4%

                               SIGNATURES
                               ----------





Pursuant to the requirements of The Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              UNIVERSITY DINING SERVICES, INC.
                              --------------------------------



Date:   Feb. 20, 1998         By:/s/      GEOFFREY W. RAMSEY
-----------------------       -----------------------------------------
                                  Geoffrey W. Ramsey, President
                                  and Chief Financial Officer