Form 10-Q
period 1998-03-27
HOST AMERICA CORP
filed 1998-05-18
CIK 809012

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 27, 1998          Commission File Number  33-11170-B

                        HOST AMERICA CORPORATION
         (Exact name of registrant as specified in its charter)

      DELAWARE                                     06-1168423
-------------------------------------------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

2 Broadway                 Hamden, Connecticut                 06518-2697
-------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip code)


Registrant's telephone number, including area code     (203) 248-4100
-------------------------------------------------------------------------

University Dining Services, Inc.
-------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check whether the registrant
(1) has filed all reports required to be
files by Section 13 or 15 (d) of the
Securities Exchange Act of 1934 during
the preceding 12 months (or for such
shorter period that the registrant was            Yes:  X
required to file such report(s), and (2)              -----
has been subject to such filing                   No:
requirements for the past 90 days.                    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                                        Number of shares outstanding at
            Class                              March 27, 1998
------------------------------------    -------------------------------
Common Stock, $.001 par value                  130,000 shares

                       HOST AMERICA CORPORATION
             (FORMERLY, UNIVERSITY DINING SERVICES, INC.)
                       MARCH 31, 1998 FORM 10-Q
                                 INDEX


PART I - FINANCIAL INFORMATION                                       Page

Item 1.   Financial Statements

     Condensed Balance Sheets - March 27, 1998 and June 30, 1997        3

     Condensed Statements of Operations -three and nine months ended
     March 27, 1998 and March 28, 1997                                  4

     Condensed Statements of Cash Flows - nine months ended
     March 27, 1998 and March 28, 1997                                  5

     Notes to Condensed Financial Statements                            6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           8

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                            10

Item 2.   Changes in Securities                                        10

Item 3.   Defaults Upon Senior Securities                              10

Item 4.   Submission of Matters to a Vote of Security Holders          10

Item 5.   Other Information                                            10

Item 6.   Exhibits and Reports on Form 8-K                             10

          Signatures                                                   11

                        HOST AMERICA CORPORATION
              (FORMERLY, UNIVERSITY DINING SERVICES, INC.)
                        CONDENSED BALANCE SHEETS


                                 ASSETS

                                            March 27, 1998  June 29, 1997
                                              (Unaudited)    (Audited)
                                            --------------  -------------
CURRENT ASSETS
  Cash                                        $  100,257     $  140,121
  Accounts receivable, net of allowance
   for doubtful accounts of $10,000
   at March 27, 1998 and June 29, 1997           382,288        331,263
  Inventory                                      183,611        173,759
  Deferred offering costs                        174,337              -
  Prepaid expenses and other                      94,689         73,082
  Deferred income taxes                           16,000         30,000
                                              ----------     ----------
       Total current assets                      951,182        748,225

PROPERTY AND EQUIPMENT, net                      240,636        234,133
                                              ----------     ----------
                                              $1,191,818     $  982,358
                                              ==========     ==========



                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt           $  175,643     $   85,643
  Accounts payable                               577,690        580,190
  Accrued expenses                               163,532         96,393
  Due to officer/director                         13,340         10,641
                                              ----------     ----------
       Total current liabilities                 930,205        772,867

LONG-TERM DEBT, less current portion
 included above                                   45,371         80,770

COMMITMENTS                                            -              -

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value,
   20,000,000 shares authorized,
   700,000 shares issued and outstanding             700              -
  Common stock, $.001 par value,
   80,000,000 shares authorized, 130,000
   shares issued and outstanding                     130            130
  Additional paid-in capital                     419,258        244,958
  Deficit                                       (203,846)      (116,367)
                                              ----------     ----------
       Total stockholders' equity                216,242        128,721
                                              ----------     ----------
                                              $1,191,818     $  982,358
                                              ==========     ==========


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                     CONDENSED FINANCIAL STATEMENTS
                                   -3-

                        HOST AMERICA CORPORATION
              (FORMERLY, UNIVERSITY DINING SERVICES, INC.)
                   CONDENSED STATEMENTS OF OPERATIONS




                                       For the three months ended     For the nine months ended
                                      ----------------------------- ------------------------------
                                      March 27, 1998 March 28, 1997 March 27, 1998 March 28, 1997
                                       (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                      -------------- -------------- -------------- --------------

NET REVENUES                             $1,591,290   $1,390,036     $5,004,385     $4,290,622

COST OF GOODS SOLD                        1,405,528    1,275,965      4,426,815      3,861,280
                                         ----------   ----------     ----------     ----------

    Gross profit                            185,762      114,071        577,570        429,342

GENERAL AND ADMINISTRATIVE EXPENSES         370,704      129,056        665,049        376,815
                                         ----------   ----------     ----------     ----------

    Net (loss) income                    $ (184,942)  $  (14,985)    $  (87,479)    $   52,527
                                         ==========   ==========     ==========     ==========

NET (LOSS) INCOME PER COMMON SHARE       $    (1.42)  $    (0.12)    $    (0.67)    $     0.40
                                         ==========   ==========     ==========     ==========







          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                     CONDENSED FINANCIAL STATEMENTS
                                   -4-

                        HOST AMERICA CORPORATION
              (FORMERLY, UNIVERSITY DINING SERVICES, INC.)
                   CONDENSED STATEMENTS OF CASH FLOWS


                                              For the nine months ended
                                            ------------------------------
                                            March 27, 1998  March 28, 1997
                                              (Unaudited)     (Unaudited)
                                            --------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                           $  (87,479)    $   52,527
  Adjustments to reconcile net (loss)
    income to net cash provided by
    operating activities                         262,479         59,772
  Changes in operating assets and
    liabilities                                  (26,128)        10,173
                                              ----------     ----------
       Net cash provided by
        operating activities                     148,872        122,472
                                              ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment            (71,699)       (54,865)
                                              ----------     ----------
       Net cash used in investing
        activities                               (71,699)       (54,865)
                                              ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                   150,000          9,554
  Increase in due to officer/director              2,699          2,440
  Principal payments on long-term debt           (95,399)       (63,897)
  Deferred offering costs                       (174,337)             -
                                              ----------     ----------
       Net cash used in financing
        activities                              (117,037)       (51,903)
                                              ----------     ----------

NET (DECREASE) INCREASE IN CASH                  (39,864)        15,704

CASH, beginning of period                        140,121         72,746
                                              ----------     ----------

CASH, end of period                           $  100,257     $   88,450
                                              ==========     ==========



          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                     CONDENSED FINANCIAL STATEMENTS
                                   -5-

                       HOST AMERICA CORPORATION
             (FORMERLY, UNIVERSITY DINING SERVICES, INC.)
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (UNAUDITED)


NOTE A - PUBLIC OFFERING

    On February 11, 1998, the Company entered into a letter of intent with an underwriter to conduct a firm commitment public offering of 1,200,000 shares of newly issued Common Stock at $5.00 per share and 1,200,000 Warrants to purchase Common Stock at $0.125 per Warrant. The Company has commenced preparation of a registration statement with respect to the securities and anticipates that the offering will occur in the spring of 1998.

NOTE B - AMENDMENTS TO ARTICLES OF INCORPORATION

    On March 9, 1998, the Company filed a certificate of amendment to its articles of incorporation with the state of Delaware changing its name from University Dining Services, Inc. to Host America Corporation.

    Further, the Company amended its articles of incorporation to authorize 80,000,000 shares of Common Stock and 20,000,000 shares of Preferred Stock of the then 100,000,000 authorized shares of Common Stock.

NOTE C - REVERSE SPLIT OF OUTSTANDING COMMON STOCK

    On February 14, 1998, the Board of Directors of the Company authorized the reverse split of all issued and outstanding shares of Common Stock so that each one hundred shares outstanding converted to one share. Accordingly, all share and per share amounts have been restated in the accompanying condensed financial statements.

NOTE D - PREFERRED STOCK

    During March 1998, the Company issued 700,000 shares of Preferred Stock to certain officers and directors of the Company. Each share of Preferred Stock is convertible into one share of Common Stock at a conversion value of $5.00 per share. The conversion price can potentially decrease should the Company meet certain revenue and pre-tax earnings incentives over the next three years. The Preferred Shares have been valued by the Board of Directors at $0.25 per share based on certain factors including a lack of a trading market in the Company's outstanding securities and the length of time for shares to be convertible. The Preferred Shares are entitled to vote on all matters that the Common Stock is entitled to vote on the basis of one vote per share.

    The transaction to record the Series A Preferred Stock resulted in the recognition of $175,000 in compensation expense reflected in general and administrative expenses in the accompanying statements of operations.

NOTE E - EMPLOYMENT AGREEMENTS

    On February 19, 1998, the Company entered into five-year employment agreements with its President and Vice President, which provide for compensation levels and other provisions.

              (FORMERLY, UNIVERSITY DINING SERVICES, INC.)
           NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
                               (UNAUDITED)


NOTE F - ASSUMPTION OF DEBT

    On March 3, 1998, the Company obtained a six-month $75,000 working capital loan from a bank. Interest only payments are due the first of each month until maturity at 1.5% above the highest Wall Street Journal Prime Lending Rate (10% at March 27, 1998).

    On September 10, 1997, the Company obtained a five-year $75,000 promissory note from a bank which is payable in monthly installments of principal and interest of $1,280. Interest is based on the bank's prime lending rate plus one percentage point (9.5% at March 27, 1998).

NOTE G - RECENTLY ISSUED ACCOUNTING STANDARDS; EARNINGS PER SHARE

    The Company has adopted Statement of Financial Accounting Standards
    (SFAS) No. 128, "Earnings Per Share". The objective of SFAS No. 128 is to simplify the standards for computing earnings per share (EPS) and make them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 was effective for periods ending after December 15, 1997, including interim periods; earlier application was not permitted.

    Net (loss) income per common share was computed based upon 130,000 weighted average shares outstanding during each of the periods. Dilutive earnings per share was not presented as the potentially dilutive convertible preferred stock and stock purchase options are anti-dilutive.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

In February 1998, the Company commenced food service operations for Bloomingdale's By Mail, Ltd., located in Cheshire, Connecticut. A key component of this contract is the HOMEfood MARKET for home meal replacement. The HOMEfood MARKET provides quality food service for evening employees in a cost-effective manner. In addition to providing a cafeteria and HOMEfood MARKET, the Company manages vending and office coffee programs.

The Company's sales and marketing efforts were rewarded with a contract from the Metro Twin Towers in Edison, New Jersey, effective March 30, 1998. The Company incurred start up costs during the week prior to commencing operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 27, 1998 ("1998 PERIOD") VS. THREE MONTHS ENDED MARCH 28, 1997 ("1997 PERIOD")

Revenues from operations for the 1998 period were $1,591,290 as compared to $1,390,036 for the 1997 period. Accordingly, revenues increased $201,254 or approximately 14.5% due in part to the aggressive program of adding new facilities and maximizing revenue from existing facilities.

Cost of sales increased $129,563 from the 1997 period to the 1998 period. The cost can be attributed in part to the increase in the number of facilities being operated and changes in the food items being offered.

Gross profit increased from 8% in the 1997 period to 12% in the 1998 period due primarily to an increase in subsidized coffee sales which typically result in high profit margins.

The Company incurred a net loss for the 1998 period of $184,942 as compared to a loss of $14,985 in the 1997 period. This increased loss in 1998 is substantially due to a stock bonus given to management and directors of $175,000 in the 1998 period. A minimal loss is expected for this period under normal circumstances due to the seasonal impact of the Company's operations.

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 27, 1998 ("1998 PERIOD") VS. NINE MONTHS ENDED MARCH 28, 1997 ("1997 PERIOD")

Revenues from operations for the 1998 period were $5,004,385 as compared to $4,290,622 for the 1997 period. Accordingly, revenues increased $713,763 or approximately 16.6% due in part to the aggressive program of adding new facilities and maximizing revenue form existing facilities. A significant portion of this increase is due to increased servicing to Pitney Bowes and Oxford Health ("Oxford"). Oxford has been expanding into several new geographic locations and has sought the Company's assistance in establishing in-house food service for its employees in certain of those locations.

Cost of sales increased $565,535 from the 1997 period to the 1998 period, representing a 14.7% increase. Although the increase was trending similar to net revenues, the increase in cost of sales was less as a percentage than the increase in net revenues reflecting the favorable impact on margins that the change in product mix is having.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS (CONTINUED)

General and administrative expenses increased $288,234 or 76.5% when compared to expenses of the 1997 period. If the stock bonus of $175,000 was excluded from the 1998 amounts, general and administrative expenses would reflect management's continuing efforts to exercise rigid cost controls.

The Company incurred a net loss for the 1998 period of $87,479 as compared to net income of $52,527 in the 1997 period. This significant loss in the 1998 period is primarily due to the stock bonus of $175,000 granted in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The company's liquidity as evidenced by its current ratio has continued to improve. The current ratio at March 27, 1998 and June 29, 1997 was 1.02:1 and .968:1, respectively. Management of balance sheet items has contributed to this improvement.

Net cash flows for the nine-month period ended March 27, 1998 resulted in a decrease in cash for the nine months of $39,864. Operating activities contributed $148,872 of cash inflow during the period. Purchases of equipment to support the rapid expansion of facilities under management amounted to $71,699 and the Company's financing activities resulted in cash outflow of $117,037 due primarily to deferred offering costs incurred during the period.

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

Cash flows from financing activities in the 1997 period also resulted in a net outflow of cash of $48,692 representing a net repayment of debt when considering the additional financing and repayment of existing notes.

The net effect of all these events resulted in an increase in cash of $67,375 for the 1997 year and achieving and ending cash balance of $140,121 at June 29, 1997.

SEASONAL IMPACT

The Company's business is somewhat seasonal in nature. One of the Company's major facilities experienced its slowest volume months during the quarter ended March 27, 1998.

                       PART II - OTHER INFORMATION


Item 1 - Legal Proceedings                   NONE

Item 2 - Change in Securities                See Notes B, C and D of Notes to
                                             Condensed Financial Statements

Item 3 - Defaults Upon Senior Securities     NONE

Item 4 - Submission of Matters to a Vote
         of Security Holders                 NONE

Item 5 - Other Information                   NONE

Item 6 - Exhibits and Reports on Form 8-K    NONE

                               SIGNATURES
                               ----------







Pursuant to the requirements of The Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        HOST AMERICA CORPORATION



Date: May 14, 1998                      By:/s/  GEOFFREY W. RAMSEY
                                        --------------------------------------
                                        Geoffrey W. Ramsey, President
                                        and Chief Financial Officer