Form 10-Q/A
period 1998-03-27
HOST AMERICA CORP
filed 1998-07-08
CIK 809012

FORM 10-Q A-1

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

                        HOST AMERICA CORPORATION
              (FORMERLY, UNIVERSITY DINING SERVICES, INC.)
                        CONDENSED BALANCE SHEETS


                                 ASSETS

                                            March 27, 1998  June 29, 1997
                                              (Unaudited)    (Audited)
                                            --------------  -------------
CURRENT ASSETS
  Cash                                        $  100,257     $  140,121
  Accounts receivable, net of allowance
   for doubtful accounts of $10,000
   at March 27, 1998 and June 29, 1997           382,288        331,263
  Inventory                                      183,611        173,759
  Deferred offering costs                        174,337              -
  Prepaid expenses and other                      94,689         73,082
  Deferred income taxes                           16,000         30,000
                                              ----------     ----------
       Total current assets                      951,182        748,225

PROPERTY AND EQUIPMENT, net                      240,636        234,133
                                              ----------     ----------
                                              $1,191,818     $  982,358
                                              ==========     ==========



                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt           $  175,643     $   85,643
  Accounts payable                               577,690        580,190
  Accrued expenses                               163,532         96,393
  Due to officer/director                         13,340         10,641
                                              ----------     ----------
       Total current liabilities                 930,205        772,867

LONG-TERM DEBT, less current portion
 included above                                   45,371         80,770

COMMITMENTS                                            -              -

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value,
   20,000,000 shares authorized,
   700,000 shares issued and outstanding             700              -
  Common stock, $.001 par value,
   80,000,000 shares authorized, 130,000
   shares issued and outstanding                     130            130

  Additional paid-in capital                   3,744,258        244,958
  Deficit                                     (3,528,846)      (116,367)
                                              ----------     ----------

       Total stockholders' equity                216,242        128,721
                                              ----------     ----------
                                              $1,191,818     $  982,358
                                              ==========     ==========


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                     CONDENSED FINANCIAL STATEMENTS
                                   -3-

                        HOST AMERICA CORPORATION
              (FORMERLY, UNIVERSITY DINING SERVICES, INC.)
                   CONDENSED STATEMENTS OF OPERATIONS




                                       For the three months ended     For the nine months ended
                                      ----------------------------- ------------------------------
                                      March 27, 1998 March 28, 1997 March 27, 1998 March 28, 1997
                                       (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                      -------------- -------------- -------------- --------------

NET REVENUES                             $1,591,290   $1,390,036     $5,004,385     $4,290,622

COST OF GOODS SOLD                        1,405,528    1,275,965      4,426,815      3,861,280
                                         ----------   ----------     ----------     ----------

    Gross profit                            185,762      114,071        577,570        429,342


GENERAL AND ADMINISTRATIVE EXPENSES       3,695,704      129,056      3,990,049        376,815
                                         ----------   ----------     ----------     ----------

    Net (loss) income                   $(3,509,942)  $  (14,985)   $(3,412,479)    $   52,527
                                         ==========   ==========     ==========     ==========

NET (LOSS) INCOME PER COMMON SHARE       $   (27.00)  $    (0.12)    $   (26.25)    $     0.40
                                         ==========   ==========     ==========     ==========








          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                     CONDENSED FINANCIAL STATEMENTS
                                   -4-

                        HOST AMERICA CORPORATION
              (FORMERLY, UNIVERSITY DINING SERVICES, INC.)
                   CONDENSED STATEMENTS OF CASH FLOWS


                                              For the nine months ended
                                            ------------------------------
                                            March 27, 1998  March 28, 1997
                                              (Unaudited)     (Unaudited)
                                            --------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net (loss) income                          $(3,412,479)    $   52,527
  Adjustments to reconcile net (loss)
    income to net cash provided by
    operating activities                       3,587,479         59,772

  Changes in operating assets and
    liabilities                                  (26,128)        10,173
                                              ----------     ----------
       Net cash provided by
        operating activities                     148,872        122,472
                                              ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment            (71,699)       (54,865)
                                              ----------     ----------
       Net cash used in investing
        activities                               (71,699)       (54,865)
                                              ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                   150,000          9,554
  Increase in due to officer/director              2,699          2,440
  Principal payments on long-term debt           (95,399)       (63,897)
  Deferred offering costs                       (174,337)             -
                                              ----------     ----------
       Net cash used in financing
        activities                              (117,037)       (51,903)
                                              ----------     ----------

NET (DECREASE) INCREASE IN CASH                  (39,864)        15,704

CASH, beginning of period                        140,121         72,746
                                              ----------     ----------

CASH, end of period                           $  100,257     $   88,450
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

NOTE D - PREFERRED STOCK


    During March 1998, the Company issued 700,000 shares of Preferred Stock to certain officers and directors of the Company. Each share of Preferred Stock is convertible into one share of Common Stock at a conversion value of $5.00 per share. The conversion price can potentially decrease should the Company meet certain revenue and pre-tax earnings incentives over the next three years. The Preferred Shares have been valued by the Board of Directors at $5.00 per share based on the stocks' conversion value. The Preferred Shares are entitled to vote on all matters that the Common Stock is entitled to vote on the basis of one vote per share.



    The transaction to record the Series A Preferred Stock resulted in the recognition of $3,500,000 in compensation expense reflected in general and administrative expenses in the accompanying statements of operations.

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


The Company incurred a net loss for the 1998 period of $3,509,942 as compared to a loss of $14,985 in the 1997 period. This increased loss in 1998 is substantially due to a stock bonus given to management and directors of $3,500,000 in the 1998 period. A minimal loss is expected for this period under normal circumstances due to the seasonal impact of the Company's operations.


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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS (CONTINUED)


General and administrative expenses increased $3,613,2344 or 959% when compared to expenses of the 1997 period. If the stock bonus of $3,500,000 was excluded from the 1998 amounts, general and administrative expenses would reflect management's continuing efforts to exercise rigid cost controls.



The Company incurred a net loss for the 1998 period of $3,412,479 as compared to net income of $52,527 in the 1997 period. This significant loss in the 1998 period is primarily due to the stock bonus of $3,500,000 granted in 1998.


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





                                        HOST AMERICA CORPORATION




Date: July 7, 1998                      By:/s/  GEOFFREY W. RAMSEY
                                        --------------------------------------

                                        Geoffrey W. Ramsey, President
                                        and Chief Financial Officer