Form 10KSB40
period 1998-06-28
HOST AMERICA CORP
filed 1998-09-28
CIK 809012

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                   __________________________________

                               FORM 10KSB

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended   JUNE 28, 1998

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                     Commission File Number  0-16196

                        HOST AMERICA CORPORATION
         (Exact Name of Registrant as specified in its Charter)

                DELAWARE                             06-1168423
     -------------------------------      --------------------------------
     (State or Other Jurisdiction of      (IRS Employer Identification No.)
     Incorporation or Organization)

                  TWO BROADWAY
               HAMDEN, CONNECTICUT                     06518
     ----------------------------------------        ----------
     (Address of Principal Executive Offices)        (Zip Code)

   Registrant's Telephone Number, including area code:  (203) 248-4100

       Securities registered pursuant to Section 12(b) of the Act:

                      COMMON STOCK, $.001 PAR VALUE
                            (Title of Class)

    Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes  X       No
                             -----       -----

At September 21, 1998, 1,130,000 shares of Common Stock, $.001 par value, were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on that date was approximately $3,000,000.

                  DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Materials for 1998 Annual Meeting of Shareholders to be held on November 11, 1998 are incorporated by reference into Part III.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Page 1 of 43 pages                       Exhibits are indexed on page 24.

                                 PART I

Item 1.   DESCRIPTION OF BUSINESS
---------------------------------

     (a) GENERAL DEVELOPMENT OF BUSINESS. The Company is a regional contract food service management company specializing in providing full restaurant and employee dining, special event catering, vending and office coffee service, home food replacement (fully cooked, home style meals, typically made from scratch, suitable for take out) and management of corporate dining rooms and cafeterias, in office complexes and manufacturing plants. The diversity of services allows the Company's clients to offer their employees full breakfast and lunch availability, multi-level catering and a variety of complimentary food service options. The Company currently has operations in Connecticut, New York and New Jersey and, in the near future, the Company intends to expand to Illinois and Florida.

     The Company estimates that the United States food service industry had annual revenues in excess of approximately $100 billion in 1996 and of that, $40 billion is concentrated in corporate services, the primary market niche in which the Company competes. The balance of annualized revenues are concentrated in the areas of hospital/health care, correctional facilities, military facilities and transportation facilities. Additionally, the home-meal replacement industry is a rapidly growing industry with annual sales estimated to range from $80 billion to $150 billion. Industry contracting revenues have continued rising since 1996 and are expected to continue to rise in 1998. The four largest nationals (Marriott, Aramark, CompassUSA, and Sodexho) produced double-digit revenue gains of 15% adding more than 1,500 accounts in 1996.

     Since its formation as a Delaware corporation in 1986, the Company has grown from providing food service to colleges and preparatory schools in the New England area of the United States to a regional, full-service, food service provider to major corporations that have in total over 10,000 employees. The Company maintains a number of large, multi-year contracts among its twenty-two separate operations. Some of the larger contracts include Pitney Bowes, Inc. of Stamford, Connecticut (currently 3 locations with over 3,000 employees), Oxford Health Plans, Inc. of White Plains, New York (currently 5 locations with over 4,000 employees), and Ft. James Paper Co. of Norwalk, Connecticut (with over 1,000 employees).

     Currently, the Company's revenues are derived primarily from sales related to the management of corporate restaurants and catering in single tenant and multi-tenant office buildings. The balance of revenues are derived from the maintenance of vending machines, office coffee service and catering special events at select facilities. The Company concentrates on medium-size clients generating from $500,000 to $2 million per location in annual food sales. Management believes that these middle market facilities generally provide greater profit margins and need a variety of food related services. The Company endeavors to be the exclusive food provider at the facilities served thereby being able to control the quality of service and product at each location.

     In February 1998, the Company commenced food service operations for Bloomingdale's By Mail, Ltd., located in Cheshire, Connecticut, which handles the Bloomingdales' catalog sales division. Also, in April 1998, the Company opened its largest account, the "New Leaf Cafe" located in the atrium of the Metro Park Twin Towers in Edison, New Jersey. The facility has over 3,000 people employed in the office complex and the agreement encompasses all phases of the Company's food service operations, including full service vending, office coffee, catering and a HOMEfood MARKET which will open in August 1998.

     The Company has recently implemented a home meal replacement program (the "HOMEfood MARKET). This program provides employees at certain of its facilities the ability to purchase fully cooked home style meals for consumption at home without further preparation or re-heating. The HOMEfood MARKET also offers evening employees at certain of its locations such as Bloomingdales, the opportunity to have a quality meal on premises in a cost-effective manner. Management believes that this additional food service component was an important factor in acquiring the contracts with Bloomingdales and the Metro Park Twin Towers.

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

     On July 21, 1998, the Company completed a public offering of 1,000,000 shares of its Common Stock and 1,000,000 Common Stock Purchase Warrants. The Common Stock and Warrants are separately traded and are separately transferrable. Each Warrant entitles the holder thereof to purchase at $5.50, one share of Common Stock. The Warrants are exercisable until July 21, 2003. The Company received net proceeds from the sale of approximately $3,931,000.

     The Company's corporate offices are located at Two Broadway, Hamden, Connecticut 06518. The Company's telephone number is (203) 248-4100.

     (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. The Company's activities are confined to contract food service management, hence the Company has no other industry segments other than as stated herein. See Financial Statements for additional information concerning the Company's business.

     (c)  NARRATIVE DESCRIPTION OF BUSINESS.

GENERAL

     The Company is a regional contract food service management company.
A majority of corporate revenues are from sales related to the management of corporate cafeterias and restaurants, home meal replacement and catering in single tenant and multi-tenant office buildings. The balance of revenues are derived from the maintenance of vending machines and coffee service at select facilities. The Company concentrates on small- to medium-size clients generating from $500,000 to $2 million per location in annual food sales. Management believes that these middle market facilities generally provide greater profit margins and present the opportunity to provide a variety of food related services. The Company endeavors to be the exclusive food provider at each facility served, thereby being able to control the quality of food and service at each location.

     Various marketing and operating strategies are currently being used by the Company to provide an umbrella of food services at each customer facility ranging from basic corporate cafeteria dining, office coffee, vending machines, special events catering and home meal replacement programs. The Company believes this strategy has been important factor in the Company's growth and in attracting large, corporate clients with multiple needs. Through its on-site account managers and employees, the Company endeavors to provide high quality food and client satisfaction while controlling labor costs and overhead.

     The Company will attempt to increase its revenues through acquisition of small- to medium-sized food service providers currently operating in different geographical locations and dining markets not currently being served by the Company. The Company believes the increase in revenues will be coupled with an overall reduction in per unit food costs and general and administrative expenses. The Company has not, as of the date of this Report, entered into any agreements in this regard and no assurance can be given that the Company will be successful in seeking suitable acquisitions.

     The Company currently has operations in Connecticut, New York and New Jersey and, in the near future, intends to expand to Illinois and Florida.

HISTORY

     The Company was formed as a Delaware corporation on February 6, 1986 under the name University Dining Services, Inc. Its initial business was providing food service to colleges and preparatory schools in the New England area. After several years, the Company determined it was more profitable to provide food to larger, more densely populated customer bases. Accordingly in 1992, it shifted its focus to becoming a full service food management company specializing in employee dining in large office complexes and providing special events catering. In 1997 a home meal replacement program, the HOMEfood MARKET, was developed to meet the demand from individuals for complete home meals, to enhance existing corporate dining facilities and to increase revenues without significantly increasing overhead costs at each location.

     In February 1988, the Company conducted an initial public offering and sold 5,000,000 shares of its Common Stock to the general public. In February 1998, the Company effected a 100 to 1 reverse split of its then outstanding shares and to insure continuity of management, in March 1998, issued 700,000 shares of Series A Preferred Shares to its Officers and Directors. In addition, the Company entered into five (5) year employment agreements with its founders and key employees, Geoffrey W. Ramsey and David J. Murphy.

     On July 21, 1998, the Company completed a public offering of 1,000,000 shares of its Common Stock and 1,000,000 Common Stock Purchase Warrants. The Company received net proceeds from the sale of approximately
$3,931,000. The Company anticipates utilizing the proceeds of the offering for sales and marketing, product development, acquisitions and working capital.

INDUSTRY OVERVIEW

     In 1996, the United States food service industry had annual revenues in excess of approximately $100 billion and $40 billion in the corporate services and educational markets. The balance of annualized revenues are concentrated in the areas of hospital/health care, correctional facilities, military facilities and transportation facilities. Additionally, the home-meal replacement industry is rapidly growing with annual sales estimated to range from $80 billion to $150 billion. Industry contracting revenues have continued rising since 1996 and are expected to continue to rise in 1998. The four largest nationals (Marriott, Aramark, CompassUSA, and Sodexho) produced double-digit revenue gains of 15% adding more than 1,500 accounts in 1996.

     The United States food service market is characterized by a large concentration of corporate and industry populations in a multitude of strategic geographical locations. The Company's primary geographical area of operations is located in the Southern New England, New York and northern New Jersey marketplace. This area is believed to have the largest financial segment of the industry, with a high population density, numerous corporate office parks, industrial facilities and concentration of mid-size and large corporations.

BUSINESS STRATEGY

     The Company has developed a program known as "Food Serve 2000," which is a comprehensive plan of evaluating all existing food operations, in an attempt to maximize customer satisfaction. Management, on a monthly basis, studies the basic elements of its food service at each location, including traffic flows, waiting times, food presentation, menu variety, nutritional assessment, work preparation and labor qualifications. In addition, on-site food managers maintain strict cost containment policies, nutritional programs for better health, custom designed menus to meet regional and ethnic tastes and facilities enhancement with state-of-the-art equipment. Each facility is then reviewed by management and the client to select the best possible combination of food and service.

     In addition to the acquisition strategy described below, the Company anticipates adding new sales representatives in Metro New York, New Jersey and Pennsylvania to actively promote the Company's innovative marketing program including the home-meal replacement program, the "HOMEfood MARKET." The Company believes the HOMEfood MARKET gives it a strategic time advantage over its national competitors who have not developed home-meal programs tied to their client contracts. To increase the existing client base, the Company is actively seeking customers in contiguous geographical locations.

     The Company continues to evaluate and improve its internal operational procedures and develop new procedures for product presentation. Often times this requires retaining existing personnel or acquiring specialized equipment such as pizza ovens. The Company attempts to achieve a continuing level of employee satisfaction with programs for training, providing high wages and retirement benefits together with a seniority and stable working conditions. The

Company believes employee satisfaction will result in improved and more consistent service for its clients.

OPERATIONS

     The Company's primary emphasis has, and will be, on large corporate accounts. These types of accounts present the opportunity to provide a wide variety of food services in a single location to a select group ranging from vending machines to cafeteria services to special event catering. Typically, the Company is the exclusive provider of all available food and beverages and is responsible for the hiring and training of personnel at each location. On-site managers are selected for each facility who then, in turn, work closely with the Company's management to ensure continuing food quality and customer satisfaction.

     Each new account is assigned to a member of management who develops a comprehensive plan to meet that specific client's needs, which can include the Company being able to provide customized food service for up to 3,000 employees for larger clients. As discussed herein, the HOMEfood MARKET was developed in direct response to the need of certain clients to feed several work shifts with different types of quality food at times of the day when a normal cafeteria operation would not be available.

     An operating strategy is then formulated after extensive interviews and on-site visits. Various factors are considered to maximize the Company's profits without sacrificing client satisfaction. Each strategy includes a thorough review of labor and product costs, facility design, menu design, training and recruiting, specialized needs and equipment needs. Thereafter, the strategy is continually reviewed to monitor client employee satisfaction, changing food requirements and quality of food and service. Additional services are added as demand changes including the addition of vending machines, catering facilities and food selection upgrades.

MARKETING

     The Company selectively bids for privately owned facility contracts and contracts awarded by governmental and quasi-governmental agencies. Other potential food service contracts come to the Company's attention through direct contact with a customer, by mail and telephone, from conversations with suppliers, such as purveyors and vending machine suppliers, and state listings. New clients require the Company to submit a bid and make a proposal encompassing, among other things, a capital investment and other financial terms. In certain cases, a private-facility owner may choose to negotiate with the Company exclusively for a period of time and during the bidding process, the Company expends a great deal of time and effort preparing proposals and negotiating contracts.

     To attract typical office buildings as clients, the Company is constantly attempting to upgrade its food service and provide upscale, quality foods. To the extent employees are able to satisfy their food needs at the employer's location, the less time employees are away from their office setting which results in an increase in corporate and individual productivity. Further, if the Company can satisfy the employees with diverse and high-quality food items, employers are often willing to subsidize a portion of the costs.

     The Company believes that food service contracting in its business segments is far from saturated. The Company believes that it can compete with even the largest of its competitors because it provides direct personal contact with its clients two or three times a week, offers flexible menus to meet customer's desires, and intensively trains its unit managers.

HOMEfood MARKET

     In February 1996, the Company introduced the HOMEfood MARKET program as its version of home meal replacement for client employees and building tenants working different shifts and as a convenience to employees on their way home. Home meal replacement is broadly defined as a retail food service that replaces home-style, cooked meals with those prepared out of the home and which are made from scratch but have the convenience of fast food. This type of food service ranges from parts of meals, like salads, to complete meals such as a turkey dinner with gravy and side dishes. Home-style meals also require some sort of further processing by the customer, such as reheating or finishing, at home.

     HOMEfood MARKET provides a convenient way to assemble fresh, convenient meals at home which are fully prepared and ready to heat and serve. The Company prepares part of the menu in its on-site kitchen while a number of branded items are made off-site, like DeLuca Italian entrees, then placed in microwavable containers that can be heated and served quickly. The menu offers a variety of branded Italian entrees, whole rotisserie chickens, chicken dinners, sandwich roll-ups, sandwiches and salad entrees.

     The Company believes that the availability of the HOMEfood MARKET was instrumental in the Company obtaining its contract with Bloomingdale's By Mail, Ltd., ("Bloomingdale's") in Cheshire, Connecticut. The HOMEfood MARKET provides Bloomingdale's daytime employees the opportunity to have a pre-cooked meal for dinner and its late shift employees with a complete meal.

     The Company believes that variety and freshness are the primary factors influencing customer satisfaction and frequency of visits. Accordingly, the Company continually evaluates the HOMEfood MARKET menu, including price, in an attempt to maximize the success of the program.

MAJOR CONTRACTS

     The Company is a party to a number of large, multi-year contracts among its' twenty-two (22) separate customers. Some of the larger contracts include Pitney Bowes, Inc., of Stamford, Connecticut (currently
6 locations with over 2,500 employees), Oxford Health Plans, Inc., of White Plains, New York (currently 5 locations with over 4,000 employees), and Ft. James Paper Co., of Norwalk, Connecticut (with over 1,000 employees). In April 1998, the Company opened its largest facility, known as the "New Leaf Cafe", in the Twin Towers in Metro Park, New Jersey (approximately 2,500 employees).

     In 1995, the Company entered into a contract with the city of Hamden, Connecticut to manage a banquet facility and club bar at the Laurel View Country Club, a full service country club with golf course. Laurel View provides an excellent location for large banquet service events such as weddings, class reunions and other large events. Revenues from this facility increase significantly in the summer months with weddings and golfing events. The Company's original one-year contract was extended for a three-year period commencing June 1997.

RECENT DEVELOPMENTS

     In August 1998, the Company entered an agreement with RivCan Associates of Stamford, Connecticut for the exclusive rights to operate, sell and dispense food, alcoholic beverages and other food products at the Stamford Twin Rinks in Stamford, Connecticut. Pursuant to the agreement, the Company must pay RivCan $180 per week commencing September 5, 1998; an additional fee of $625 per week for six (6) months after the restaurant/sports bar becomes fully functional (including granting of the liquor license) and thereafter, and $5,400 per month for the five (5) year life of the contract. The Company will earn a fixed percentage rate of 5.5% of net sales with any excess over 5.5% being divided 80% to RivCan and 20% to the Company.

     The RivCan facility is a multi-faceted skating rink facility for a wide variety of recreational uses from adult hockey, in-house leagues, and youth hockey programs. The complex features two sheets of ice, restaurant and sports bar. The Company believes the contract to be a natural progression into the new sports/recreation division of the Company's activities. The contract is believed to generate approximately $1.0 million a year in revenues pending liquor license approval.

     In August 1998, the Company appointed Mr. Timothy Hayes as regional sales and operations manager for New England and eastern New York. Mr. Hayes was formerly sales manager for Everest Dining Services, a division of Compass Group North America. Mr. Hayes is a graduate of the Culinary Institute of America and has over twenty five years of experience in the food service industry.

ACQUISITION STRATEGY

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

COMPETITION

     The Company encounters significant competition in each area of the contract food service market in which it operates. Food service companies compete for clients on the basis of quality and service standards, local economic conditions, innovative approaches to food service facilities design and maximization of sales and price (including the making of loans, advances and investments in client facilities and equipment). Competition may result in price reductions, decreased gross margins and loss of market share. Certain of the Company's competitors compete with the Company on a national basis and have greater financial and other resources than the Company. In addition, existing or potential clients may elect to "self operate" their food service, eliminating the opportunity for the Company to compete for the account. There can be no assurance that the Company will be able to compete successfully in the future or that competition will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

     In addition, the Company has a liquor license at its Laurel View facility and, accordingly is subject to the liquor license requirements in the state of Connecticut. Typically, liquor licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the Company's operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The Company has not encountered any material problems relating to its alcoholic beverage license to date. The failure to retain the liquor license at Laurel View could adversely affect the Company's business and ability to obtain such a license elsewhere.

     The Company is subject to "dram-shop" statute. This type of statute generally provides to a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to the intoxicated individual. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance which it believes is adequate. While the Company maintains such insurance, there can be no assurance that such insurance will be adequate to cover any potential liability or that such insurance will continue to be available on commercially acceptable terms. See "RISK FACTORS - Government Regulation."

CERTAIN RISKS

     RETENTION AND RENEWAL OF CUSTOMER CONTRACTS. The Company's success will depend on its ability to retain and renew existing client contracts and to obtain and successfully negotiate new client contracts. Certain of the Company's corporate dining contracts representing approximately 55% of the Company's annual sales are from two major customers. There can be no assurance that the Company will be able to retain and renew existing client contracts or obtain new contracts or that such contracts will be profitable. The Company's failure to retain and renew existing contracts or obtain new contracts could have a material adverse effect on the Company's business, financial condition and results of operations.

     INVESTMENT IN CLIENT CONTRACTS. Typically the Company is required to invest a substantial amount of money in a client's facility for equipment and initial start-up expenses. Historically, the Company has funded these expenditures from cashflow and short-term borrowings. To the extent the Company is unable to be reimbursed for a part of these costs or enter into long-term contracts or is unable to retain existing clients, the Company could experience short-term cashflow problems or be required to seek additional outside financing, the availability of which there can be no assurances.

     DEPENDENCE ON BUILDING OWNERS TO RETAIN TENANTS. The Company's customers consist primarily of tenants in large office complexes and buildings in the Northeastern United States. Accordingly, the Company is dependent, in a large part, on the building owners to attract and retain quality tenants by offering competitive rental rates, favorable locations and adequate maintenance services. To the extent these entities fail to provide a favorable rental atmosphere and retain existing tenants, the Company may lose customers, revenues, and potentially a food service contract irrespective of the quality of its food service facility. If the Company were to lose customers due to building vacancies, it could have an adverse material effect on the Company's operations and financial condition.

     FLUCTUATING FOOD PRICES AND SHORTAGES. The Company is subject to fluctuating food prices and availability of certain food items which can, and does, vary by location. Although the Company's contracts with its clients allow for certain adjustments due to rising prices over a specified period of time, often times the Company must take a reduced margin to insure the availability of certain required food groups and avoid customer dissatisfaction. Although most shortages last only a short period of time, shortages in certain items may adversely affect the quality and variety of food offered at a given location. The Company attempts to anticipate shortages by centralized buying for its various locations by placing large orders with reliable suppliers and following trends in product availability and price.

     COMPETITION IN TAKE-HOME PREPARED MEAL MARKET; DEPENDENCE ON CUSTOMERS WITH DISPOSABLE INCOME. At certain of its locations, the Company offers tenant employees the opportunity to purchase fully cooked homestyle meals with can be served at home with little or no additional preparation. The Company's fully prepared, take home meals compete with many other forms of home replacement meals, including a variety of ethnic foods. The Company's take home meals are generally purchased by upper middle class employees who have the disposable income to purchase such meals. If a down turn in the economy were to occur, it is likely that this source of revenues would be adversely affected.

     DEPENDENCE ON KEY PERSONNEL. The Company's future success depends to a significant extent on the efforts and abilities of its founders and executive Officers, Geoffrey W. Ramsey and David J. Murphy. Although the Company has five (5) year employment agreements with these two individuals, the loss of the services of these individuals could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that its future success also will depend significantly upon its ability to attract, motivate and retain additional highly skilled managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, assimilating and retaining the personnel it requires to grow and operate profitability. On July 21, 1998, the Company obtained a $1,000,000 key man life insurance policy on each of these individuals, of which the Company will be the beneficiary.

     LABOR SHORTAGES. From time to time, the Company must hire and train a number of qualified food service managers and temporary workers to provide food service at a new corporate location or scheduled events at the Laurel View Country Club and other locations. The Company may encounter difficulty in hiring sufficient numbers of qualified individuals to staff these events, which could have a material adverse effect on its business, financial condition and results of operations. These shortages occur most often during the summer months when a large number of events are planned at the Laurel View Country Club.

     COMPETITION. The Company encounters significant competition in each area of the contract food service market in which it operates. Certain of the Company's competitors compete with the Company on both a national and local basis and have significantly greater financial and other resources than the Company. Competition may result in price reductions, decreased gross margins and loss of market share. In addition, existing or potential clients may elect to "self operate" their food service, thereby eliminating the opportunity for the Company to compete for the account. There can be no assurance that the Company will be able to compete successfully in the future or that competition will not have a material adverse effect on the Company's business, financial condition or results of operations.

     INFLATION RISK. Although most of the Company's contracts provide for minimum annual price increases for products and services provided by the Company, the Company could be adversely impacted during inflationary periods if the rate of contractual increases are lower than the inflation rate.

     ACQUISITION RISKS. A key component of the Company's strategy is to pursue acquisitions of related businesses. There can be no assurance, however that the Company will be able to identify, negotiate and consummate acquisitions or that acquired businesses can be operated profitably or integrated successfully into the Company's operations. In addition, acquisitions by the Company are subject to various risks generally associated with the acquisition of businesses, including the financial impact of expenses associated with the integration of acquired businesses. There can be no assurance that the Company's historic or future acquisitions will not have an adverse impact on the Company's business, financial condition or results of operations. If suitable opportunities arise, the Company anticipates that it would finance future acquisitions through available cash, bank lines of credit or through additional debt or equity financing. There can be no assurance that such debt or equity financing would be available to the Company on acceptable terms when, and if, suitable strategic opportunities arise. If the Company were to consummate one or more significant acquisitions in which part or all of the consideration consisted of equity, stockholders of the Company could suffer a significant dilution of their interests in the Company. In addition, many of the acquisitions the Company is likely to pursue, if accounted for as a purchase, would result in substantial amortization charges to the Company.

     GOVERNMENT REGULATION. The Company's business is subject to various governmental regulations incidental to its operations, such as environmental, employment, and health and safety regulations. The Company also holds a liquor license at one facility and is subject to the liquor license requirements of the state of Connecticut, including its "dram-shop" statute. "Dram-shop" statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. While the Company maintains insurance for such liability, there can be no assurance that such insurance will be adequate to cover any potential liability or that such insurance will continue to be available on commercially acceptable terms. The loss of its liquor license could have a material adverse effect on the Company's business, financial condition or results of operations. There can be no assurance that additional federal or state regulation would not limit the activities of the Company in the future or significantly increase the cost of regulatory compliance.

     EFFECTIVE CONTROL BY CURRENT OFFICERS AND DIRECTORS. The Company's current Officers, Directors and family members beneficially own approximately 66.6% of the voting Common Stock and voting Series A Preferred Stock outstanding. The Company's Certificate of Incorporation does not authorize cumulative voting in the election of directors and as a result, the Company's Officers and Directors currently are, and in the foreseeable future will continue to be, in a position to have a significant impact on the outcome of substantially all matters on which shareholders are entitled to vote, including the election of Directors.

     NO DIVIDENDS. The Company has paid no cash dividends on its Common Stock and has no present intention of paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the growth of the Company. Payment of cash dividends in the future will depend, among other things, upon the Company's future earnings, requirements for capital improvements, the operating and financial conditions of the Company and other factors deemed relevant by the Board of Directors.

     NO PRIOR PUBLIC MARKET AND POSSIBLE VOLATILITY OF PRICE OF SHARES OF COMMON STOCK AND WARRANTS. The prices of securities of publicly traded
corporations tend to fluctuate widely.   It can be expected, therefore,
that trading in the Company's Common Stock and Warrants may have wide fluctuations in price. Prior to July 21, 1998, there was no public market for the Company's Common Stock or Warrants and, despite the initial listing of the Common Stock and Warrants on Nasdaq, there is no assurance that a market will develop or be sustained. The lack of a current market for the Common Stock and Warrants, fluctuations in trading interest and changes in the Company's operating results, financial condition and prospects could have a significant impact on the market prices for the Common Stock and the Warrants.

     NASDAQ MAINTENANCE REQUIREMENTS AND EFFECTS OF POSSIBLE DELISTING; RISKS RELATED TO LOW-PRICED STOCKS. Although the Company's Common Stock and Warrants are listed on the Nasdaq Small-Cap Market, the Company must continue to meet certain maintenance requirements in order for such securities to continue to be listed on Nasdaq. Nasdaq has implemented new entry and maintenance requirements for companies traded on the Nasdaq Small-Cap Market, including increased financial standards and requiring the companies to have at least two independent directors and an audit committee, a majority of which are independent directors. There can be no assurance that the Company will continue to meet such new requirements. If the Company's securities are delisted from Nasdaq, this could restrict investors' interest in the

Company's securities and could materially and adversely affect any trading market and prices for such securities. In addition, if the Company's securities are delisted from Nasdaq, and if the Company's net tangible assets do not exceed $2 million, and if the Common Stock is trading for less than $5.00 per share, then the Company's Common Stock and Warrants would each be considered a "penny stock" under federal securities law. Additional regulatory requirements apply to trading by broker-dealers of penny stocks which could result in the loss of effective trading markets, if any, for the Company's Common Stock and Warrants.

     RISK OF LOW-PRICED STOCKS. If the Company's Securities were delisted from Nasdaq, and no other exclusion from the definition of a "penny stock" under applicable Securities and Exchange Commission regulations were available, such Securities would be subject to the penny stock rules. A "penny stock" is defined as a stock that has a price of $5.00 or less. The rules relating to "penny stocks" impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally defined as investors with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with a spouse). For example, the broker dealer must deliver to its customer prior to effectuating any transaction, a risk disclosure document which sets forth information as to the risks associated with "penny stocks," information as to the salesperson, information as to the bid and ask prices of the "penny stock," the importance of the bid and ask prices to the purchaser, and investor's rights and remedies if the investor believes he/she has been defrauded. Also, the broker dealer must disclose to the purchaser its aggregate commission received on the transaction, current quotations for the securities and monthly statements which provide information as to market and price information. In addition, for transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase and must have received the purchaser's written consent to the transaction prior to sale. Consequently, delisting from Nasdaq, if it were to occur, could affect the ability of broker-dealers to sell the Company's Securities and the ability of purchasers in the Offering to sell their Securities in the secondary market.

     RESTRICTIONS ON EXERCISE OF WARRANTS; POSSIBLE REDEMPTION OF WARRANTS. Investors owning Warrants may not be able to exercise the Warrants unless at the time of exercise this Registration Statement is current, or a new registration statement registering the Common Stock issuable upon exercise of the Warrants is effective and such shares have been registered and/or qualified or deemed to be exempt from registration and/or qualification under the securities laws of the state of residence of the holder of the Warrants. The Company does not intend to advise holders of the Warrants of their inability to exercise the Warrants other than in response to a specific written inquiry to the Company. The value of the Warrants may be greatly reduced if a current registration statement covering the shares of Common Stock underlying the Warrants is not effective or if such Common Stock is not registered or exempt from registration in the states in which the holders of the Warrants reside. The Warrants are subject to redemption by the Company on 30 days prior written notice provided that the daily trading price for the shares is above $10.00 for at least 30 consecutive trading days ending within ten days prior to the date of the notice of redemption. If the Warrants are redeemed, Warrantholders will lose their right to exercise the Warrants except during such 30 day redemption period. Any redemption of the Warrants during the one-year period commencing on July 21, 1998 shall require the written consent of the Underwriter.

          (i) PRINCIPAL PRODUCTS PRODUCED AND SERVICE RENDERED AND PRINCIPAL MARKETS. The principal service rendered by the Company is contract food service management company with its operations in Connecticut, New York and New Jersey. The Company will seek to open other geographical markets during the upcoming fiscal year.

          (ii) STATUS OF NEW PRODUCTS OR INDUSTRY SEGMENTS. The Company has not announced a new product or industry segment, which would require the investment of a material amount of the Company's assets, or which otherwise is material.

          (iii) SOURCES AND AVAILABILITY OF RAW MATERIALS. The Company as a service orientated entity is not dependant on the availability of raw materials, however, the Company is dependant on the availability of qualified, trained manpower.

          (iv) PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS. The Company does not own any patents, trademarks, licenses, franchises, or concessions.

          (v) SEASONAL NATURE OF BUSINESS. The Company's business is somewhat seasonal in nature. Many of the Company's corporate customers are slower in the summer months due to vacation schedules of their employees and shift reductions. Special events catering tends to peak at various times of the year depending on corporate meetings, holiday parties and the frequency of weddings and special events. The Company adjusts its labor staffing and inventories as necessary during these periods.

          (vi) MAJOR CUSTOMERS. The following table sets forth information concerning customers, or any group of customers under common control, or customers which are affiliates of each other, to which sales were made by the Company during the fiscal year ended June 28, 1998, in an amount which equals 10% or more of the Company's revenue and the Company's relationship to each:

                               RELATIONSHIP                   PERCENT
                                   TO            AMOUNT OF    OF TOTAL
           CUSTOMER              COMPANY          REVENUE     REVENUE
           --------              -------          -------     -------

     Pitney Bowes, Inc.           None          $1,415,814       20%
     Oxford Health Plans, Inc.    None          $2,460,688       35%

  The Company believes that if it should lose any of its present major customers, such loss would have a material adverse effect on the Company.

       (vii) BACKLOG. Backlog is not relevant to an understanding of the Company's business.

       (viii) RENEGOTIATION OR TERMINATION OF GOVERNMENTAL CONTRACTS. Except for liquor licenses discussed below, no portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

       (ix) COMPETITION. The Company encounters significant competition in each area of the contract food service market in which it operates. Certain of the Company's competitors compete with the Company on both a national and local basis and have significantly greater financial and other resources than the Company. Competition may result in price reductions, decreased gross margins and loss of market share. In addition, existing or potential clients may elect to "self operate" their food service, thereby eliminating the opportunity for the Company to compete for the account. There can be no assurance that the Company will be able to compete successfully in the future or that competition will not have a material adverse effect on the Company's business, financial condition or results of operations.

       (x) RESEARCH AND DEVELOPMENT. The Company has not engaged and does not currently engage in any research and development activities.

       (xi) GOVERNMENT REGULATION. The Company's business is subject to various governmental regulations incidental to its operations, such as environmental, employment, and health and safety regulations. The Company also holds a liquor license at one facility and is subject to the liquor license requirements of the state of Connecticut, including its "dram-shop" statute. "Dram-shop" statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. While the Company maintains insurance for such liability, there can be no assurance that such insurance will be adequate to cover any potential liability or that such insurance will continue to be available on commercially acceptable terms. The loss of its liquor license could have a material adverse effect on the Company's business, financial condition or results of operations. There can be no assurance that additional federal or state regulation would not limit the activities of the Company in the future or significantly increase the cost of regulatory compliance.

       (xii) EMPLOYEES. As of April 1, 1998, the Company has 140 full-time employees, including Geoffrey Ramsey, David Murphy and Anne Ramsey, Officers and Directors of the Company and 25 part-time employees employed for special occasions and seasonal busy times. None of the Company's employees are represented by a union. The Company employs district managers with strong sales and administrative backgrounds. These managers are responsible for overseeing the accounts in their region, as well as forecasting the budget for each account. To assist each district manager is a food service director in each cafeteria. The food service director is responsible for the day-to-day activities of the account. In the smaller accounts, a chef/manager will perform these duties. The supporting cast in each cafeteria may include an executive chef, sous chef, grill cook, deli servers, cashiers, dishwashers, catering personnel and general kitchen help.

  As evidenced by the recent hiring of Timothy Hayes, the hiring philosophy for the Company is to employ managers, chefs and cooks who have obtained experience from larger food service organizations, graduates of a culinary school or graduates with a degree in Hotel and Restaurant management. Other employees are hired locally and are trained on-site by the Company's food service directors, chef/managers and/or district mangers.

  (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. The Company has no operations in foreign countries and no portion of its sales or revenues is derived from customers in foreign countries.

Item 2.     DESCRIPTION OF PROPERTIES
-------------------------------------

  The Company leases its office facility under the terms of a month-to-month lease agreement with a monthly payment of $2,000. The Company also maintains food service facilities at a number of locations pursuant to its contracts with the building owners. In addition, the Company also pays monthly rental charges of $2,100 to the Town of Hamden for use of the Laurel View Country Club food service and banquet facility.

Item 3.     LEGAL PROCEEDINGS
-----------------------------

  The Company knows of no pending or threatened legal proceeding to which it is or will be a party which, if successful, might result in a material adverse change in the business, properties, or financial condition of the Company or its subsidiaries.

Item 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

  No matter was submitted to the vote of shareholders during the fourth quarter of the Company's fiscal year. The Company anticipates holding its Annual Shareholders Meeting in November 1998.

                                 PART II

Item 5.     MARKET PRICE AND DIVIDENDS ON THE COMPANY'S COMMON EQUITY AND
-------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

  (a) PRINCIPAL MARKET OR MARKETS. The Company's Common Stock and Warrants are traded on the over-the-counter market and, commencing on July 21, 1998, have been listed on the National Association of Securities Dealers, Inc., Automated Quotation System ("NASDAQ") under the symbols, "CAFE" and "CAFEW". In addition, on July 21, 1998, the Company's securities were listed on the Boston Stock Exchange under the symbols "HAC" and "HACW." Prior to July 21, 1998 there was no trading market in the Company's securities.

  On September 21, 1998, the last reported sales price for the Company's Common Stock and Warrants as reported on NASDQ was $3.00 and $.9375, respectively and $_____ and $_____ as reported on the Boston Stock Exchange.

  (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The approximate number of holders of record or the Company's common stock at September 1, 1998 was 350.

  (c)  DIVIDENDS.     The Company has never paid cash dividends on its
Common Stock. The Board of Directors does not anticipate paying cash dividends in the foreseeable future as it intends to retain future earnings to finance the growth of the business. The Delaware General Corporation Law provides that dividends may only be paid out of capital surplus or out of earnings. There are no other limitations on the ability of the Company to pay dividends to its shareholders. The payment of future cash dividends will depend on such factors as earnings levels, anticipated capital requirements, the operating and financial conditions of the Company and other factors deemed relevant by the Board of Directors.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

     The following review should be read in conjunction with the financial statements and notes thereto.

FORWARD-LOOKING STATEMENTS MAY NOT PROVE ACCURATE

     When used in this Prospectus, the words "anticipate," "estimate," "expect," "project," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the Company failing to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

GENERAL

     Host America is a regional contract food service management company specializing in providing full restaurant and employee dining, special event catering, vending and office coffee service, home food replacement and management of corporate dining rooms and cafeterias for office complexes and manufacturing plants. This diversity of its services allows the Company's clients to offer their employees full breakfast and lunch availability, multi-level catering and a variety of complimentary food service options. The Company currently has operations in Connecticut, New York and New Jersey and, in the near future, the Company intends to expand to Illinois and Florida.

RECENT DEVELOPMENTS

     In February 1998, the Company commenced food service operations for Bloomingdale's By Mail, Ltd., located in Cheshire, Connecticut, which handles the Bloomingdales' catalog division. Management believes a key component of the contract was the availability of the HOMEfood MARKET concept for home meal replacement. The HOMEfood MARKET offers employees the opportunity to purchase complete prepared meals at their place of employment without requiring reheating or further preparation. The
HOMEfood MARKET serves two purposes: it not only provides Bloomingdale's daytime employees a meal to bring home, but more importantly, provides quality food service to Bloomingdale's evening employees in a cost-effective manner. In addition to providing a cafeteria and the HOMEfood
MARKET, the Company manages vending and office coffee programs. Based on the quality of the food and service in the cafeterias, the Company was also awarded the Bloomingdales special events catering contract for that building.

     In April 1998, the Company opened its largest account, the "New Leaf Cafe" located in the atrium of the Metro Park Twin Towers in Edison, New Jersey. The facility has over 3,000 people in the office complex and the Company is the sole restauranteurer in the complex. The agreement encompasses all phases of the Company's food service operations, including full service vending, office coffee, catering and a HOMEfood MARKET which will open in August 1998.

     In May 1998, the Company entered into contracts with Tyco Submarine Systems, Ltd. in Morristown and Eatontown, New Jersey. Both locations employ an aggregate of 800 employees. The Company offers full service dining, vending machines and catering. HOMEfood MARKETS are to be added in August 1998 and each location will have "food court cafes" offering pizzas made to order, tortilla wraps and deli-style sandwiches.

     In May 1998, the Company signed a contract with Pitney Bowes, Inc. bringing the total locations to six buildings in Connecticut with 2,500 employees. The Company offers full service dining at each location, vending machines, office coffee service, corporate office catering (primarily working lunches). Corporate office catering accounts for 35% of the revenues attributable to this account.

     In August 1998, the Company entered an agreement with RivCan Associates of Stamford, Connecticut for the exclusive rights to operate, sell and dispense food, alcoholic beverages and other food products at the Stamford Twin Rinks in Stamford, Connecticut. Pursuant to the agreement, the Company must pay RivCan $180 a week commencing September 5, 1998; an additional fee of $625 per week for six (6) months after the restaurant/sports bar becomes fully functional (including granting of the liquor license) and thereafter, and $5,400 per month for the five (5) year life of the contract. The Company will earn a fixed percentage rate of 5.5% of net sales with any excess over 5.5% being divided 80% to RivCan and 20% to the Company.

     The RivCan facility is a multi-faceted skating rink facility for a wide variety of recreational uses from adult hockey, in-house leagues, and youth hockey programs. The complex features two sheets of ice, restaurant and sports bar. The Company believes the contract to be a natural progression into the new sports/recreation division of the Company's activities. The contract is believed to generate approximately $1.0 million a year in revenues pending liquor license approval.

     In August 1998, the Company appointed Mr. Timothy Hayes as regional sales and operations manager for New England and eastern New York. Mr. Hayes was formerly sales manager for Everest Dining Services, a division of Compass Group North America. Mr. Hayes is a graduate of the Culinary Institute of America and has over twenty five years of experience in the food service industry.

RESULTS OF OPERATIONS - FOR THE YEAR ENDED JUNE 28, 1998 COMPARED TO THE YEAR ENDED JUNE 29, 1997

     Net revenues aggregated $7,001,637 for the year ended June 28, 1998, representing an increase of $1,029,711 or 17.2% over the year ended June 29, 1997. Further, when the net revenues for the year ended June 28, 1998 are compared with the amount of net revenues two years ago of $4,939,428 for fiscal 1998 the increase is $2,062,209 or 41.8%.

     The Company has continued an aggressive program of adding new facilities under its food management programs as well as enhanced revenues at existing facilities. The Company added two new locations during fiscal 1998 which accounted for approximately $310,000 of the overall increase. The remaining increase of approximately $720,000 results from expansion of food and canteen items offered for sale as well as continued refining of the mix of products sold to maximize sales per location.

     Cost of sales increased $1,072,729 for the year ended June 28, 1998 when compared to the year ended June 29, 1997, representing an increase of 20.2%. Although the increase was trending similar to net revenues, the increase in cost of sales was more as a percentage than the increase in net revenues reflecting the increased food costs associated with the higher quality food and personnel at the Company's new locations.

     General and administrative expenses increased $3,651,980 or 660% in fiscal 1998 when compared to fiscal 1997. The significant increase in general and administrative expense is primarily due to a stock incentive given to management and directors of $3,500,000 during the year ended June 28, 1998. The remaining increase relates to the hiring of additional employees including a regional sales and operations manager to gain additional market share and an additional administrative person to support the growing operation.

RESULTS OF OPERATIONS - FOR THE YEAR ENDED JUNE 29, 1997 COMPARED TO THE YEAR ENDED JUNE 30, 1996

     Net revenues aggregated $5,971,926 for the year ended June 29, 1997, representing an increase of $1,032,498 or 20.9% over the year ended June 30, 1996. Further, when the net revenues for the year ended June 29, 1997 are compared with the amount of net revenues two years ago of $3,388,677 for fiscal 1995, the increase is $2,583,249 or 76.2%.

     The Company has continued an aggressive program of adding new facilities under its food management programs as well as enhanced revenues at existing facilities. The Company added four new locations during fiscal 1997 which accounted for approximately $853,000 of the overall increase.
A significant portion of this increase is due to increased servicing to Pitney Bowes. The Company has developed a methodology to implement a full service food and canteen operation in a timely and responsive manner to support the expanding needs of this important customer. The remaining increase of approximately $179,000 results from expansion of food and canteen items offered for sale as well as continued refining of the mix of products sold to maximize sales per location.

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

     General and administrative expenses increased $111,818 or 25.3% in fiscal 1997 when compared to fiscal 1996. The increase was primarily related to additional salaries and related costs incurred to support the additional facilities taken on during the year. The remaining increase relates to the expenses incurred to advertise the HOMEfood MARKET.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity as evidenced by its current ratio has remained relatively stable. The current ratio at June 28, 1998 and June 29, 1997 was .904 and .968, respectively. The slight decrease during the year is primarily due to the cash requirements and related working capital loans obtained by the Company in connection with the public offering completed in July 1998.

     Cash flows from operating activities for the year ended June 28, 1998 amounted to $380,571 primarily resulting from management of current assets and liabilities. Investment in property and equipment (net of sales) in the amount of $60,920 and net repayments of debt and payment of deferred offering cost of $410,243 combined to result in an overall decrease in cash for the period of $90,592.

     Cash flows from operating activities in fiscal 1997 amounted to $184,610. The positive cash flow was primarily due to net income $86,543 and non-cash expenditures such as depreciation and amortization of $82,299. The remainder, $15,768 resulted from management of other current asset and liability items during the period. Cash flows from investing activities for the year ended June 29, 1997 reflected an outflow of $68,543 reflecting a net investment in new equipment to support the expansion to new facilities.

     Cash flows from financing activities also resulted in a net outflow of cash of $48,692 representing a net repayment of debt when considering the additional financing and repayment of existing notes.

     The net effect of all these events resulted in increasing cash by $67,375 for the year and achieving an ending cash balance of $140,121 at June 29, 1997.

     The Company received approximately $3,931,000 in net proceeds from a public offering of Common Stock and Purchase Warrants completed in July 1998. The Company will use these proceeds to hire additional sales personnel for the New Jersey and New York markets; seek acquisitions of existing companies in the contract food industry; development of additional products and marketing concepts; and working capital.

SEASONABILITY

     The Company's business is somewhat seasonal in nature. Many of the Company's corporate customers are slower in the summer months due to vacation schedules of their employees and shift reductions. Special events catering tends to peak at various times of the year depending on corporate meetings, holiday parties and the frequency of weddings and special events. The Company adjusts its labor staffing and inventories as necessary during these periods.

COMMITMENTS

     The Company leases its office facility under the terms of a month-to-month lease agreement with a monthly payment of $2,000. The Company also maintains food service facilities at a number of locations pursuant to its contracts with the building owners. In addition, the Company also pays monthly rental charges of $2,100 to the Town of Hamden for use of the Laurel View Country Club food service and banquet facility.

EQUIPMENT LEASE

     The Company is also leasing various equipment under certain operating leases which expire within one to two years. In certain cases, the cost of leasing the equipment is billed to customers in connection with the Company's cafeteria services. Rent expense for these operating leases for equipment aggregated $27,026 and $26,592 for the years ended June 28, 1998 and June 29, 1997, respectively.

EMPLOYMENT CONTRACTS

     On February 19, 1998, the Company entered into five-year employment agreements with its Officers/Directors. Under the terms of the agreements, the President and Vice President of the Company are to receive annual salaries of $85,000 and $80,000, respectively, which may be increased by the Company's Compensation Committee or the Board of Directors, but shall not be decreased without the consent of the employee. Both individuals receive an expense account, an automobile expense allowance, related business expenses and all other benefits afforded other employees. The Company also provides health, disability and insurance to each of these individuals.

IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Based on an assessment of its computer systems, the Company believes that it will not encounter significant operational problems or be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. However, if problems are encountered and modifications and conversions are not timely made, the Year 2000 problem may have an impact on the operations of the Company.

Item 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

     Information with respect to this item is contained in the financial statements appearing on Item 14 of this Report. Such information is incorporated herein by reference.

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None.

                                PART III

     The information required by Part III of Form 10KSB is incorporated herein by reference to Registrant's definitive Proxy to be filed in connection with the Annual Meeting of Shareholders to be held on November 11, 1998.

                                 PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a)  (1)  The following Financial Statements are filed as part of this
     Report:
                                                                     Page
                                                                     ----

     Independent Auditors' Report. . . . . . . . . . . . . . . . . . .F-1

     Balance Sheets, June 28, 1998 and June 29, 1997 . . . . . . . . .F-2

     Statements of Operations, Years ended June 28, 1998 and
     June 29, 1997   . . . . . . . . . . . . . . . . . . . . . . . . .F-3

     Statements of Changes in Stockholders' Equity, Years ended
     June 28, 1998 and June 29, 1997 . . . . . . . . . . . . . . . . .F-4

     Statements of Cash Flows, Years ended June 28, 1998
     and June 29, 1997 . . . . . . . . . . . . . . . . . . . . . . . .F-5

     Notes to Financial Statements . . . . . . . . . . . . . . . . . .F-6

(a) (2) All schedules have been omitted because the required information is inapplicable or is shown in the notes to the financial statements.

(a)  (3)  Exhibits:

  1.1 Form of Underwriting Agreement between the Company and Barron Chase Securities, Inc.*

  1.2   Form of Selected Dealers Agreement.*

  1.3   Form of Underwriter's Warrant Agreement and Form of Warrant
        Certificate.*

  3.1 Certificate of Incorporation dated July 31, 1986 and Amendments thereto.*

  3.2   Bylaws.*

  3.3   Form of Specimen Common Stock Certificate.*

  3.4   Form of Specimen Warrant Certificate.*

  4.0 Warrant Agreement between the Company and American Securities Stock Transfer, Inc.*

  10.1 Agreement of Manual and Vending Food and Refreshment Service between Oxford Health Plans and the Company dated December 28, 1993.*

  10.2  Agreement for Cafeteria and Special Events Food and Vending
        Services with Pitney Bowes, Inc. and the Company dated June 26, 1995.*

  10.3 Agreement of Manual and Vending Food and Refreshment Service with James River Paper Company, Inc. and the Company dated July 13, 1990.*

  10.4 Agreement for Banquet Food and Beverage Services between the Town of Hamden and the Company dated June 18, 1997.*

  10.5  Employment Agreement between the Company and Geoffrey W. Ramsey.*

  10.6  Employment Agreement between the Company and David J. Murphy.*

  10.7  Form of Financial Advisory Agreement.*

  10.8  Form of Merger and Acquisition Agreement.*

  10.9  Agreement with Bloomingdales By Mail and the Company dated
        January 1998.*

  10.10 Agreement with New Leaf Cafe and the Company dated March 1998.*

  10.11 Agreement with Tyco Submarine Systems Ltd. and the Company dated March 24, 1998.*

  10.12 Agreement with Tyco Submarine Systems Ltd. and the Company dated May 1, 1998.*

  10.13 Agreement between RivCan and the Company dated August 3, 1998.

  11.1  Schedule of Computation of Earnings (Loss) Per Common Share.

  27.1  Financial Data Schedule
________________
* The documents identified are incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 333-50673).

(b)  Reports on Form 8-K:

     During the last quarter of the period covered by this report, the Company did not file an 8-K.

                        HOST AMERICA CORPORATION

                          FINANCIAL STATEMENTS
                  AS OF JUNE 28, 1998 AND JUNE 29, 1997





                              TOGETHER WITH

                      INDEPENDENT AUDITORS' REPORT

                       HOST AMERICA CORPORATION

                           TABLE OF CONTENTS




                                                                     Page
                                                                     ----

INDEPENDENT AUDITORS' REPORT                                          F1

FINANCIAL STATEMENTS

     Balance Sheets                                                   F2

     Statements of Operations                                         F3

     Statements of Changes in Stockholders' Equity                    F4

     Statements of Cash Flows                                         F5

     Notes to Financial Statements                                    F6

                     INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Host America Corporation

We have audited the accompanying balance sheets of Host America Corporation (the Company) as of June 28, 1998 and June 29, 1997, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Host America
Corporation as of June 28, 1998 and June 29, 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles




            /s/ DiSanto Bertoline & Company, P.C.

Glastonbury, Connecticut
September 10, 1998








                                  -F1-

                        HOST AMERICA CORPORATION
                             BALANCE SHEETS
                     JUNE 28, 1998 AND JUNE 29, 1997


                                 ASSETS

                                              June 28, 1998  June 29, 1997
                                              -------------  -------------

CURRENT ASSETS
  Cash                                          $    49,529    $   140,121
  Accounts receivable, net of allowance
    for doubtful accounts of $8,300 and
    $10,000 at June 28, 1998, and
    June 29, 1997, respectively                     380,989        331,263
  Inventory                                         173,807        173,759
  Deferred offering costs                           486,029              -
  Prepaid expenses and other                        117,909         73,082
  Deferred income taxes                              30,000         30,000
                                                -----------    -----------
       Total current assets                       1,238,263        748,225

PROPERTY AND EQUIPMENT, net                         324,254        234,133
                                                -----------    -----------
                                                $ 1,562,517    $   982,358
                                                ===========    ===========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Demand note payable                           $    75,000    $         -
  Current portion of long-term debt                 123,661         85,643
  Accounts payable                                  870,003        580,190
  Accrued expenses                                  284,860         96,393
  Due to officer/director                            17,041         10,641
                                                -----------    -----------
       Total current liabilities                  1,370,565        772,867

LONG-TERM DEBT, less current portion
 included above                                     166,080         80,770

COMMITMENTS (Note 9)                                      -              -

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value,
    20,000,000 shares authorized,
    700,000 shares issued and outstanding               700              -
  Common stock, $.001 par value,
    80,000,000 shares authorized, 130,000
    shares issued and outstanding                       130            130
  Additional paid-in capital                      3,744,258        244,958
  Deficit                                        (3,719,216)      (116,367)
                                                -----------    -----------
       Total stockholders' equity                    25,872        128,721
                                                -----------    -----------
                                                $ 1,562,517    $   982,358
                                                ===========    ===========



          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                          FINANCIAL STATEMENTS.
                                  -F2-

                        HOST AMERICA CORPORATION
                        STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED JUNE 28, 1998 AND JUNE 29, 1997




                                                  For the years ended
                                              ----------------------------
                                              June 28, 1998  June 29, 1997
                                              -------------  -------------

NET REVENUES                                    $ 7,001,637    $ 5,971,926

COST OF GOODS SOLD                                6,393,090      5,320,361
                                                -----------    -----------

    Gross profit                                    608,547        651,565

GENERAL AND ADMINISTRATIVE EXPENSES               4,205,347        553,367
                                                -----------    -----------

    Income (loss) from operations                (3,596,800)        98,198

OTHER INCOME (EXPENSE)
  Miscellaneous income                               16,687         18,924
  Other expense                                      (1,774)             -
  Interest expense                                  (20,962)       (18,079)
                                                -----------    -----------
                                                     (6,049)           845
                                                -----------    -----------

    Income (loss) before provision for
     income taxes                                (3,602,849)        99,043

PROVISION FOR INCOME TAXES                                -         12,500
                                                -----------    -----------

    Net income (loss)                           $(3,602,849)   $    86,543
                                                ===========    ===========

EARNINGS (LOSS) PER COMMON SHARE                $    (27.71)   $      0.67
                                                ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                 130,000        130,000
                                                ===========    ===========



          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                          FINANCIAL STATEMENTS.
                                  -F3-

                        HOST AMERICA CORPORATION
              STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE YEARS END JUNE 28, 1998 AND JUNE 29, 1997




                 Preferred Stock              Common Stock           Additional                   Total
               --------------------        --------------------       Paid-in                 Stockholders'
                Shares      Amount          Shares      Amount        Capital      Deficit       Equity
               --------    --------        --------    --------      ---------    ---------     --------
Balance,
 June 30, 1996      -       $   -          13,000,000  $  13,000    $   232,088  $  (202,910)  $    42,178

Net income          -           -                 -          -              -         86,543        86,543
               --------     -------        ----------  ---------    -----------  -----------   -----------

Balance,
 June 29, 1997      -           -          13,000,000     13,000        232,088     (116,367)      128,721

Issuance of
 Preferred
 Stock          700,000         700               -          -        3,499,300          -       3,500,000

Reverse stock
 split              -           -         (12,870,000)   (12,870)        12,870          -             -

Net loss            -           -                 -          -              -     (3,602,849)   (3,602,849)
               --------     -------        ----------  ---------    -----------  -----------   -----------

Balance,
 June 28, 1998
                700,000     $   700           130,000  $     130    $ 3,744,258  $(3,719,216)  $    25,872
               ========     =======        ==========  =========    ===========  ===========   ===========



          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                          FINANCIAL STATEMENTS.
                                  -F4-

                        HOST AMERICA CORPORATION
                        STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED JUNE 28, 1998 AND JUNE 29, 1997

                                                  For the years ended
                                              ----------------------------
                                              June 28, 1998  June 29, 1997
                                              -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                             $(3,602,849)   $    86,543
  Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities
    Depreciation and amortization                    84,180         82,299
    Gain on sale of property and equipment           15,561            311
    Deferred income taxes                                 -          8,300
    Compensation expense pursuant to
       issuance of preferred stock                3,500,000              -
    Changes in operating assets and
    liabilities:
       Increase in accounts payable                 289,813        143,298
       Increase (decrease) in accrued expenses      188,467        (13,814)
       Increase in inventory                            (48)        (8,382)
       Increase in prepaid expenses and other       (44,827)       (15,051)
       Increase in accounts receivable              (49,726)       (98,894)
                                                -----------    -----------
    Net cash provided by operating activities       380,571        184,610
                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of equipment                    15,561          4,088
  Purchases of property and equipment               (76,481)       (72,631)
                                                -----------    -----------
    Net cash used in investing activities           (60,920)       (68,543)
                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from demand note payable and
    long-term debt                                  173,906         43,041
  Increase (decrease) in due to
    officer/director                                  6,400         (1,459)
  Principal payments on long-term debt             (104,520)       (90,274)
  Deferred offering costs                          (486,029)             -
                                                -----------    -----------
    Net cash used in financing activities          (410,243)       (48,692)
                                                -----------    -----------

NET (DECREASE) INCREASE IN CASH                     (90,592)        67,375

CASH, beginning of year                             140,121         72,746
                                                -----------    -----------

CASH, end of year                               $    49,529    $   140,121
                                                ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                    $    20,962    $    18,079
    Income taxes                                      1,774          4,200

NON CASH INVESTING AND FINANCING ACTIVITIES
    Long-term debt incurred to acquire
       property and equipment                       128,942              -



          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                          FINANCIAL STATEMENTS.
                                  -F5-

                       HOST AMERICA CORPORATION
                     NOTES TO FINANCIAL STATEMENTS
                    JUNE 28, 1998 AND JUNE 29, 1997


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          NATURE OF OPERATIONS

          Host America Corporation (the Company) was incorporated in Delaware on February 6, 1986 with the name University Dining Services, Inc. On March 9, 1998, the Company filed a certificate of amendment changing its name to Host America Corporation. The Company is a contract food management organization which specializes in providing full service restaurant and employee dining, special event catering, vending and office coffee service to business and industry accounts primarily located in Connecticut and northern New Jersey. Approximately 91% of sales are directly related to the management of corporate restaurants and catering, with the remaining 9% of sales attributable to vending operations.

          FISCAL YEAR

          The Company's fiscal year ends on the last Sunday in June.
          Fiscal years in the two-year periods ended June 28, 1998 and June 29, 1997, each contain fifty-two weeks.

          USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          CASH EQUIVALENTS

          For the purpose of the statement of cash flows, the Company defines cash equivalents as highly liquid instruments with an original maturity of three months or less. The Company had no cash equivalents at June 28, 1998 and June 29, 1997.

          INVENTORY

          Inventory consists primarily of food supplies and is stated at the lower of cost or market, with cost determined on a first-in, first-out basis.



                                  -F6-

                       HOST AMERICA CORPORATION
               NOTES TO FINANCIAL STATEMENTS (Continued)
                    JUNE 28, 1998 AND JUNE 29, 1997


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          DEFERRED OFFERING COSTS

          Deferred offering costs consist of specific incremental costs incurred in connection with a proposed offering of securities. These costs were applied against the proceeds of the offering which was completed in July, 1998 (SEE NOTE 11).

          PROPERTY AND EQUIPMENT

          Property and equipment is stated at cost. Upon retirement or disposition of depreciable properties, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the results of operations. Depreciation and amortization are computed by applying the straight-line method over the estimated useful lives of the related assets, which range from three to ten years.

          Maintenance, repairs and minor renewals are charged to operations as incurred. Expenditures which substantially increase the useful lives of the related assets are capitalized.

          REVENUE RECOGNITION

          The Company's revenue is recognized at the point of sale of food and merchandise items and upon delivery of service for catering, restaurant management and related services.

          INCOME TAXES

          The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

          ADOPTION OF ACCOUNTING STANDARDS

          EARNINGS PER SHARE

          The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." The objective of SFAS No. 128 is to simplify the standards for computing earnings per share (EPS) and replaces the presentation of primary and fully-diluted EPS with a presentation of basic and diluted EPS. Implementation of SFAS No. 128 did not have any impact on the Company's calculation of EPS.

          Net (loss) income per common share was computed based upon 130,000 weighted average shares outstanding during each of the periods. Dilutive earnings per share was not presented as the potentially dilutive convertible preferred stock and stock purchase options are anti-dilutive.

                                  -F7-

                       HOST AMERICA CORPORATION
               NOTES TO FINANCIAL STATEMENTS (Continued)
                    JUNE 28, 1998 AND JUNE 29, 1997


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          ACCOUNTING FOR STOCK-BASED COMPENSATION

          The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value based method of accounting for an employee stock option or similar equity instrument. SFAS No. 123 gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25, the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effects of using the new measurement criteria. The Company intends to continue using the measurement prescribed by APB Opinion No. 25, and accordingly, this pronouncement will not affect the Company's financial position or results of operations.

NOTE 2 -  FINANCIAL INSTRUMENTS

          CONCENTRATIONS OF CREDIT RISK

          The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable.

          * Cash - The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

          * Accounts receivable - The Company grants credit to its customers, substantially all of whom provide full service restaurant and employee dining services. Three major customers comprise 74% of accounts receivable as of June 28, 1998 and two major customers comprise 78% of accounts receivable at June 29, 1997. Net revenues from individual customers which exceeded ten percent of total net revenues during the years ended June 28, 1998 and June 29, 1997 aggregated 55% (2 customers) and 49% (2 customers), respectively. The Company reviews a customer's credit history before extending credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Such losses have been within management's expectations.



                                  -F8-

                       HOST AMERICA CORPORATION
               NOTES TO FINANCIAL STATEMENTS (Continued)
                    JUNE 28, 1998 AND JUNE 29, 1997


NOTE 2 -  FINANCIAL INSTRUMENTS (Continued)

          FAIR VALUE OF FINANCIAL INSTRUMENTS

          Statement of Financial Accounting Standards (SFAS) No. 107, "Fair Value of Financial Instruments", requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

          The carrying amount of the Company's financial instruments approximates their fair value as outlined below:

          * Cash, accounts receivable, due to officer/director, accounts payable and accrued expenses - The carrying amounts approximate their fair value because of the short maturity of those instruments.

          * Demand note payable, long-term debt - The carrying amount approximates fair value as the interest rates on the various notes approximate the Company's estimated incremental borrowing rate.

          The Company's financial instruments are held for other than trading purposes.

NOTE 3 -  PROPERTY AND EQUIPMENT

          A summary of property and equipment is as follows:

                                                    June 28,       June 29,
                                                      1998           1997
                                                     ------         ------

            Equipment and fixtures                  $502,909       $623,906
            Vehicles                                 158,878        124,263
            Leasehold improvements                     7,089          7,089
                                                    --------       --------
                                                     668,876        755,258
            Less: accumulated depreciation
             and amortization                        344,622        521,125
                                                    --------       --------
                                                    $324,254       $234,133
                                                    ========       ========

          Depreciation and amortization expense for the years ended June 28, 1998 and June 29, 1997 totaled $84,180 and $82,299, respectively.



                                  -F9-

                       HOST AMERICA CORPORATION
               NOTES TO FINANCIAL STATEMENTS (Continued)
                    JUNE 28, 1998 AND JUNE 29, 1997


NOTE 4 -  DEMAND NOTE PAYABLE

          On March 3, 1998, the Company obtained a six-month working capital loan totaling $75,000. The loan agreement requires the Company to make monthly payments of interest only at 1 1/2% above the highest Wall Street Journal Prime Lending Rate (10% at June 28, 1998). The loan is collateralized by substantially all of the assets of the Company and has been personally guaranteed by the officers.

NOTE 5 -  LONG-TERM DEBT

          Long-term debt consists of the following as of June 28, 1998 and June 29, 1997:

                                                    June 28,       June 29,
                                                      1998           1997
                                                     ------         ------

            Various equipment notes payable
            at interest rates ranging from
            10% to 10.25%, maturing through
            December, 2002.  The notes are
            secured by the related equipment.       $145,236       $115,000

            Various vehicle notes payable at
            interest rates ranging from 8.75%
            to 10.5%, maturing through January,
            2003.  The notes are secured by
            the related vehicles.                     63,933         46,397

            Note payable to bank with monthly
            principal payments of $1,250
            plus interest at 10%, maturing
            September 10, 2002.                       63,750             -

            Note payable to vendor at an
            interest rate of 18 1/2%.                 16,822          5,016
                                                    --------       --------
                                                     289,741        166,413
            Less: current portion                    123,661         85,643
                                                    --------       --------
                                                    $166,080       $ 80,770
                                                    ========       ========

          Maturities of long-term debt for each of the fiscal years succeeding June 28, 1998 are as follows:


            1999                                    $123,661
            2000                                      84,050
            2001                                      49,931
            2002                                      23,901
            2003                                       8,198
                                                    --------
                                                    $289,741
                                                    ========

NOTE 6 -  DUE TO OFFICER/DIRECTOR

          Demand amounts due to officer/director bear interest at the rate of 9.95% per annum and are being repaid based on a twenty-five year amortization of principal.

                                  -F10-

                        HOST AMERICA CORPORATION
                NOTES TO FINANCIAL STATEMENTS (Continued)
                     JUNE 28, 1998 AND JUNE 29, 1997


NOTE 7 -  STOCKHOLDERS' EQUITY

          STOCK OPTIONS

          On August 10, 1997, the Company granted stock purchase options to certain officers and directors of the Company extending the right to purchase up to 12,000 shares of the Company's common stock at an exercise price determined by the Company's Board of Directors to be five dollars per share. The stock purchase options are subject to certain adjustment provisions in the event of any stock dividends, reverse splits and/or reclassifications of common stock, and expire ten years from the date of the grant.

          A summary of the status of the Company's stock options as of June 28, 1998, and changes during the year is presented below:

                                                  Outstanding        Price
                                                  -----------        -----

            Outstanding at beginning of year             -            $ -
            Granted                                   12,000           5.00
            Exercised                                    -              -
            Canceled                                     -              -
                                                      ------          -----
            Outstanding at end of year                12,000          $5.00
                                                      ======          =====

          The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, does not recognize compensation cost at the grant date. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per common share would have been adjusted to the pro forma amounts indicated below:

                                                                   1998
                                                                  ------

            Net income (loss) - as reported                    $(3,602,849)
            Net income (loss) - pro forma                       (3,634,169)
            Earnings (loss) per common share - as reported          (27.71)
            Earnings (loss) per common share - pro forma            (27.96)

          The fair value of each option grant is estimated on the date of grant with the following assumptions:

               Expected dividend yield                                   0%
               Expected volatility                                      N/A
               Risk-free interest rate                                 6.5%
               Expected life of options                          120 months



                                  -F11-

                       HOST AMERICA CORPORATION
               NOTES TO FINANCIAL STATEMENTS (Continued)
                    JUNE 28, 1998 AND JUNE 29, 1997


NOTE 7 -  STOCKHOLDERS' EQUITY (Continued)

          REVERSE STOCK SPLIT

          On February 14, 1998, the Board of Directors of the Company authorized the reverse split of all issued and outstanding shares of common stock so that each one hundred shares outstanding converted to one share. Share amounts in the statements of changes in stockholders' equity reflect the actual share amounts outstanding for the periods presented. All references to the number of common shares and per share amounts reflected elsewhere in the accompanying financial statements and related footnotes have been restated as appropriate to reflect the effect of the split for all periods presented.

          PREFERRED STOCK

          On March 1, 1998, the Company issued 700,000 shares of Preferred Stock to certain officers and directors of the Company. Each share of Preferred Stock is convertible into one share of Common Stock at a conversion value of $5.00 per share. The conversion price can potentially decrease should the Company meet certain revenue and pre-tax earnings incentives over the next three years and in the event the Company does not attain any of the incentives, each share of Series A Preferred Stock then outstanding shall automatically convert, at no additional cost to the holder into one (1) share of common stock at the end of five
          (5) years. The Preferred Shares have been valued by the Board of Directors at $5.00 per share based on the stock's conversion value. The Preferred Shares are entitled to vote on all matters that the Common Stock is entitled to vote on the basis of one vote per share. Compensation expense of $3,500,000 has been recognized in general and administrative expenses in the accompanying statements of operations as a result of this transaction.

NOTE 8 -  INCOME TAXES

          The provision for income taxes consists of the following for the years ending June 28, 1998 and June 29, 1997:

                                                      1998            1997
                                                     ------          ------

            Current
               Federal                               $   -           $  -
               State                                     -            4,200
               Deferred                                  -            8,300
                                                     -------        -------
                                                     $   -          $12,500
                                                     =======        =======

          The Company has federal net operating loss carryforwards of approximately $115,000 expiring in fiscal 2013.



                                  -F12-

                       HOST AMERICA CORPORATION
               NOTES TO FINANCIAL STATEMENTS (Continued)
                    JUNE 28, 1998 AND JUNE 29, 1997


NOTE 8 -  INCOME TAXES (Continued)

          Expected tax expense based on the federal statutory rate is reconciled with the actual expense for the years ended June 28, 1998 and June 29, 1997 as follows:

                                                       1998           1997
                                                      ------         ------

            Statutory federal income tax                 34%            34%
            State taxes, net of federal
             income tax benefit                           -              4
            Other                                         1              2
            Utilization of net operating
             loss carryforwards                           -            (34)
            Change in valuation allowance               (35)             6
                                                       -----          -----
                                                          -%            12%
                                                       =====          =====

          The significant components of the deferred tax provision are as follows:


                                                     1998           1997
                                                    ------         ------

            Valuation allowance                 $   977,200    $   (22,800)
            Net operating loss - federal              3,000         25,500
            Allowance for doubtful accounts             800         (2,800)
            Net operating loss - state              (1,000)          8,400
            Issuance of preferred stock            (980,000)             -
                                                -----------    -----------
                                                $         -    $     8,300
                                                ===========    ===========

          The components of the deferred tax asset account as of June 28, 1998 and June 29, 1997 are as follows:

                                                     1998           1997
                                                    ------         ------

            Deferred tax assets:
               Issuance of preferred stock        $ 980,000      $       -
               Net operating loss - federal          30,000         33,000
               Allowance for doubtful accounts        2,000          2,800
               Net operating loss - state             1,000              -
               Valuation allowance                 (983,000)        (5,800)
                                                  ---------      ---------
                 Total deferred tax asset         $  30,000      $  30,000
                                                  =========      =========

          The Company establishes a valuation allowances in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized. In fiscal 1998, the Company increased the valuation allowance by approximately $977,000 based upon reasonable and prudent tax planning strategies.

                                  -F13-

                       HOST AMERICA CORPORATION
               NOTES TO FINANCIAL STATEMENTS (Continued)
                    JUNE 28, 1998 AND JUNE 29, 1997


NOTE 9 -  COMMITMENTS

          OPERATING LEASES

          The Company leases its office facility under a verbal agreement with a monthly payment of $2,000. The verbal agreement is an extension of a three year lease agreement which expired in October, 1997 and required a monthly payment of $1,575. Rent expense charged to operations under this and preceding leases aggregated $22,300 and $18,900 for the years ended June 28, 1998 and June 29, 1997, respectively.

          The Company is also leasing various equipment under certain other operating leases which expire within one to two years. In certain cases, the cost of leasing the equipment is billed to customers in connection with the Company's cafeteria services. Rent expense for these operating leases for equipment aggregated $27,026 and $26,592 for the years ended June 28, 1998 and June 29, 1997, respectively.

          Lastly, the Company leases a food service and banquet facility from the Town of Hamden under the terms of a three-year lease agreement expiring in December, 1999. Rent expense charged to operations under this lease agreement aggregated $25,200 for the years ended June 28, 1998 and June 29, 1997, respectively.

          Future minimum lease payments on all operating leases for each of the fiscal years succeeding June 28, 1998 are as follows:



            1999                                    $ 61,050
            2000                                      36,600
            2001                                      16,000
                                                    --------
                                                    $133,650
                                                    ========

          EMPLOYMENT CONTRACTS

          On February 19, 1998, the Company entered into five-year employment agreements with its officers/directors. Under the terms of the agreements, the President and Vice President of the Company are to receive annual salaries of $85,000 and $80,000, respectively, which may be increased by the Company's Compensation Committee or the Board of Directors, but shall not be decreased without the consent of the employee. Both individuals receive an expense account, an automobile expense allowance, related business expenses and all other benefits afforded other employees. The Company also provides health, disability and insurance to each of these individuals.

NOTE 10 - ADVERTISING

          The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense was $12,553 and $17,571 for the years ended June 28, 1998 and June 29, 1997, respectively.

                                  -F14-

                       HOST AMERICA CORPORATION
               NOTES TO FINANCIAL STATEMENTS (Continued)
                    JUNE 28, 1998 AND JUNE 29, 1997


NOTE 11 - SUBSEQUENT EVENTS

          In July, 1998, the Company completed the issuance of an additional 1,000,000 common shares and 1,000,000 common warrants through a public offering, resulting in net proceeds (after deducting issuance costs) of $3,931,034. The proceeds of the offering will be used for acquisitions, sales and marketing, working capital and product development.









                                  -F15-

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  HOST AMERICA CORPORATION


                                  By: /s/ GEOFFREY W. RAMSEY
                                     ---------------------------------
                                  Geoffrey W. Ramsey
                                  President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.


Signature                  Title                          Date
---------                  -----                          ----


 /s/ GEOFFREY W. RAMSEY    President, Director, Chief  September 28, 1998
-------------------------- Executive Officer and       ------------------
Geoffrey W. Ramsey         Principal Financial and
                           Accounting Officer

 /s/ DAVID J. MURPHY       Vice President and Director September 28, 1998
--------------------------                             ------------------
David J. Murphy


 /s/ ANNE L. RAMSEY        Secretary and Director      September 28, 1998
--------------------------                             ------------------
Anne L. Ramsey


/s/ THOMAS P. EAGAN, JR.   Director                    September 28, 1998
--------------------------                             ------------------
Thomas P. Eagan, Jr.


/s/ ROBERT C. VAUGHAN      Director                    September 28, 1998
--------------------------                             ------------------
Robert C. Vaughan


/s/ PATRICK J. HEALY       Director                    September 28, 1998
--------------------------                             ------------------
Patrick J. Healy


/s/ JOHN D'ANTONA          Director                    September 28, 1998
--------------------------                             ------------------
John D'Antona