Form 10-Q
period 1998-09-27
HOST AMERICA CORP
filed 1998-11-12
CIK 809012

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 27, 1998   Commission File Number  33-11170-B

                       HOST AMERICA CORPORATION
        (Exact name of registrant as specified in its charter)

          DELAWARE                               06-1168423
-------------------------------------------------------------------------
  (State or other jurisdiction       (I.R.S. Employer Identification No.)
of incorporation or organization)

2 Broadway                 Hamden, Connecticut                 06518-2697
-------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip code)


Registrant's telephone number, including area code     (203) 248-4100
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


                                        Number of shares outstanding at
            Class                              September 27, 1998
Common Stock, $.001 par value                   1,130,000 shares

                       HOST AMERICA CORPORATION
                     SEPTEMBER 27, 1998 FORM 10-Q
                                 INDEX


PART I - FINANCIAL INFORMATION                                       PAGE

Item 1.   Financial Statements

          Condensed Balance Sheets - September 27, 1998 and
          September 28, 1997                                            3

          Condensed Statements of Income -three months ended
          September 27, 1998 and September 28, 1997                     4

          Condensed Statements of Cash Flows - three months ended
          September 27, 1998 and September 28, 1997                     5

          Notes to Condensed Financial Statements                       6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           7

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                             9

Item 2.   Changes in Securities                                         9

Item 3.   Defaults Upon Senior Securities                               9

Item 4.   Submission of Matters to a Vote of Security Holders           9

Item 5.   Other Information                                             9

Item 6.   Exhibits and Reports on Form 8-K                              9

          Signatures                                                   10

                        HOST AMERICA CORPORATION
                        CONDENSED BALANCE SHEETS


                                 ASSETS

                                            September 27, 1998  September 28, 1997
                                               (Unaudited)         (Unaudited)
                                             ----------------    ----------------
CURRENT ASSETS
  Cash and cash equivalents                     $ 3,188,811         $   164,747
  Accounts receivable, net of allowance for
    doubtful accounts of $8,300 and $10,000
    as of September 27, 1998 and September
    28, 1997, respectively                          409,415             397,288
  Inventory                                         202,769             153,482
  Prepaid expenses and other                        217,584              80,241
  Deferred income taxes                              30,000              30,000
                                                -----------         -----------
       Total current assets                       4,048,579             825,758

PROPERTY AND EQUIPMENT, net                         369,107             224,370
                                                -----------         -----------
                                                $ 4,417,686         $ 1,050,128
                                                ===========         ===========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt             $    89,659         $    85,643
  Accounts payable                                  253,751             551,362
  Accrued expenses                                  105,978             105,458
  Due to officer/director                                 -               8,240
                                                -----------         -----------
       Total current liabilities                    449,388             750,703

LONG-TERM DEBT, less current portion
 included above                                     176,933             139,827

COMMITMENTS                                               -                   -

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 20,000,000
    shares authorized, 700,000 shares issued and
    outstanding                                         700                   -
  Common stock, $.001 par value, 80,000,000 shares
    authorized, 1,130,000 and 130,000 shares issued
    and outstanding as of September 27, 1998 and
    September 28, 1997, respectively                  1,130                 130
  Additional paid-in capital                      7,502,691             244,958
  Deficit                                        (3,713,156)            (85,490)
                                                -----------         -----------
       Total stockholders' equity                 3,791,365             159,598
                                                -----------         -----------
                                                $ 4,417,686         $ 1,050,128
                                                ===========         ===========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                          FINANCIAL STATEMENTS
                                   -3-

                        HOST AMERICA CORPORATION
                     CONDENSED STATEMENTS OF INCOME


                                                    For the three months ended
                                             --------------------------------------
                                             September 27, 1998  September 28, 1997
                                                (Unaudited)         (Unaudited)
                                              ----------------    ----------------
NET REVENUES                                    $ 1,957,540         $ 1,635,120

COST OF GOODS SOLD                                1,653,520           1,363,980
                                                -----------         -----------

    Gross profit                                    304,020             271,140

GENERAL AND ADMINISTRATIVE EXPENSES                 297,960             240,270
                                                -----------         -----------

    Net income                                  $     6,060         $    30,870
                                                ===========         ===========

NET INCOME PER COMMON SHARE                     $      0.01         $      0.24
                                                ===========         ===========













     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                          FINANCIAL STATEMENTS.
                                   -4-

                        HOST AMERICA CORPORATION
                   CONDENSED STATEMENTS OF CASH FLOWS

                                                   For the three months ended
                                            --------------------------------------
                                            September 27, 1998  September 28, 1997
                                               (Unaudited)         (Unaudited)
                                             ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                    $     6,060         $    30,870
  Adjustments to reconcile net income to net
    cash used in operating activities                25,908              20,403
  Changes in operating assets and liabilities      (952,197)            (70,647)
                                                -----------         -----------
      Net cash used in operating activities        (920,229)            (19,374)
                                                -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment               (52,942)            (10,535)
                                                -----------         -----------
      Net cash used in investing activities         (52,942)            (10,535)
                                                -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock and
    warrants, net                                 3,759,433                   -
  Decrease in deferred offering costs               486,029                   -
  Proceeds from demand note payable and long
    term debt                                             -              75,000
  Decrease in due to officer/director               (17,041)             (2,401)
  Principal payments on long-term debt             (115,968)            (18,064)
                                                -----------         -----------
      Net cash provided by financing activities   4,112,453              54,535
                                                -----------         -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS         3,139,282              24,626

CASH AND CASH EQUIVALENTS, beginning of period       49,529             140,121
                                                -----------         -----------

CASH AND CASH EQUIVALENTS, end of period        $ 3,188,811         $   164,747
                                                ===========         ===========









     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                          FINANCIAL STATEMENTS.
                                   -5-

                       HOST AMERICA CORPORATION
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (UNAUDITED)


NOTE A -  PUBLIC OFFERING

          In July, 1998, the Company completed the issuance of an additional 1,000,000 common shares and 1,000,000 common stock warrants through a public offering, resulting in net proceeds (after deducting issuance costs) of $3,759,433. The proceeds of the offering will be used for acquisitions, sales and marketing, working capital and product development.

NOTE B -  REVERSE SPLIT OF OUTSTANDING COMMON STOCK

          On February 14, 1998, the Board of Directors of the Company authorized the reverse split of all issued and outstanding shares of Common Stock so that each one hundred shares outstanding converted to one share. Accordingly, all share and per share amounts have been restated in the accompanying condensed financial statements as of and for the three months ended September 28, 1997.

NOTE C -  PREFERRED STOCK

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

NOTE D -  RECENTLY ISSUED ACCOUNTING STANDARDS; EARNINGS PER SHARE

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

          Net income per common share was computed based upon 877,253 and 130,000 weighted average shares outstanding during each of the periods ended September 27, 1998 and September 28, 1997, respectively. Dilutive earnings per share was not presented as the potentially dilutive warrants, convertible preferred stock and stock purchase options are anti-dilutive.

                       HOST AMERICA CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

On July 21, 1998, the Company completed a public offering of 1,000,000 shares of its Common Stock and 1,000,000 Common Stock Purchase Warrants. The Company received net proceeds from the sale of approximately $3,759,433. The Company anticipates utilizing proceeds of the offering for sales and marketing, product development, acquisitions and working capital.

In September, the Company opened two new facilities. The Twin Rinks in Stamford, Connecticut is a "state of the art" skating and hockey facility. The Company is operating a full line concession food court service and a sports bar which is scheduled to open in November 1998. The second facility is Tyco Submarine in Morristown, New Jersey. The Company is operating a food court facility, extensive catering, vending services and the HOMEfood Market program.

In August, the Company opened vending services at Sacred Heart University in Fairfield, Connecticut.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 27, 1998 ("1998 PERIOD") VS. THREE MONTHS ENDED SEPTEMBER 28, 1997 ("1997 PERIOD")

Net revenues for the 1998 period were $1,957,540 as compared to $1,635,120 for the 1997 period. Accordingly, revenues increased $322,420 or approximately 19.7% due in part to the aggressive program of adding new facilities and maximizing revenue from existing facilities.

Cost of goods sold increased $289,540 and the gross profit percentage decreased from 16.6% to 15.5% in 1998 when compared to 1997. The cost increase and decline in gross profit percentage can be attributed to the increase in the number of facilities being operated, changes in the food items being offered and the "start up" expenses associated with getting the new facilities operational.

The Company realized net income for the 1998 period of $6,060 as compared to income of $30,870 in the 1997 period. This decreased net income in 1998 is partially due to the hiring of additional employees including a regional sales and operations manager to gain additional market share and an additional administrative person to support the growing operation.

LIQUIDITY AND CAPITAL RESOURCES


The company's liquidity as evidenced by its current ratio has continued to improve. The current ratio at September 27, 1998 and September 28, 1997 was 9.01:1 and 1.10:1, respectively. The proceeds from the public offering is the main contributor to this improvement.

Net cash flows for the three months ended September 27, 1998 resulted in an increase in cash and cash equivalents for the quarter of $3,139,282. Operating activities resulted in a cash outflow during the period of $920,229 primarily relating to the payment of liabilities upon receiving the proceeds of the public offering. Purchases of equipment to support the rapid expansion of facilities under management amounted to $52,942 and the Company's financing activities resulted in cash inflow of $4,112,453 due primarily to the receipt of proceeds from the public offering.

                       HOST AMERICA CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)




LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Cash flows from operating activities in the 1997 period resulted in a cash outflow of $19,374. The outflow was primarily due to the need to finance a build-up in accounts receivable. Cash flows from investing activities for the 1997 period reflected a net investment in new equipment to support the expansion to new facilities.

Cash flows from financing activities in the 1997 period resulted in a net inflow of cash of $54,535 due primarily to the Company obtaining a $75,000 demand note payable during the period.

The net effect of all these events resulted in an increase in cash of $24,626 for the 1997 year and achieving and ending cash balance of $164,747 at September 28, 1997.

                      PART II - OTHER INFORMATION


Item 1 - Legal Proceedings                   NONE

Item 2 - Change in Securities                See Notes A, B and C of Notes
                                             to Condensed Financial
                                             Statements

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








                                   HOST AMERICA CORPORATION



Date:     November 12, 1998        By:/s/    GEOFFREY W. RAMSEY
---------------------------        ----------------------------------
                                   Geoffrey W. Ramsey, President
                                   and Chief Financial Officer