Form 10-Q
period 1998-12-25
HOST AMERICA CORP
filed 1999-02-16
CIK 809012

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 25, 1998    Commission File Number  33-11170-B

                       HOST AMERICA CORPORATION
        (Exact name of registrant as specified in its charter)

          DELAWARE                                06-1168423
-------------------------------------------------------------------------
(State or other jurisdiction         (I.R.S. Employer Identification No.)
of incorporation or organization)

2 Broadway                 Hamden, Connecticut                 06518-2697
-------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip code)


Registrant's telephone number, including area code     (203) 248-4100
-------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

-------------------------------------------------------------------------

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


                                        Number of shares outstanding at
            Class                              December 25, 1998
Common Stock, $.001 par value                   1,130,000 shares

                       HOST AMERICA CORPORATION
                      DECEMBER 25, 1998 FORM 10-Q
                                 INDEX


PART I - FINANCIAL INFORMATION                                       PAGE

Item 1.   Financial Statements

          Balance Sheets - December 25, 1998 (Unaudited)
          and June 28, 1998 (Audited)                                   3

          Condensed Statements of Operations -three months
          ended December 25, 1998 (Unaudited) and
          December 26, 1997 (Unaudited)                                 4

          Condensed Statements of Operations -six months
          ended December 25, 1998 (Unaudited) and
          December 26, 1997 (Unaudited)                                 5

          Condensed Statements of Cash Flows - six months
          ended December 25, 1998 (Unaudited) and
          December 26, 1997 (Unaudited)                                 6

          Notes to Condensed Financial Statements                       7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           8

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                            10

Item 2.   Changes in Securities                                        10

Item 3.   Defaults Upon Senior Securities                              10

Item 4.   Submission of Matters to a Vote of Security Holders          10

Item 5.   Other Information                                            10

Item 6.   Exhibits and Reports on Form 8-K                             10

          Signatures                                                   11

                        HOST AMERICA CORPORATION
                             BALANCE SHEETS

                                 ASSETS

                                            December 25, 1998     June 28, 1998
                                               (Unaudited)          (Audited)
                                            -----------------    ----------------
CURRENT ASSETS
  Cash and cash equivalents                     $ 2,930,059         $    49,529
  Accounts receivable, net of allowance for
    doubtful accounts of $8,300 as of
    December 25, 1998 and June 28, 1998             350,899             380,989
  Inventory                                         182,495             173,807
  Deferred offering costs                                 -             486,029
  Prepaid expenses and other                        181,690             117,909
  Deferred income taxes                              30,000              30,000
                                                -----------         -----------
       Total current assets                       3,675,143           1,238,263

PROPERTY AND EQUIPMENT, net                         445,729             324,254
                                                -----------         -----------
                                                $ 4,120,872         $ 1,562,517
                                                ===========         ===========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Demand note payable                           $         -         $    75,000
  Current portion of long-term debt                  68,569             123,661
  Accounts payable                                  251,892             870,003
  Accrued expenses                                  115,319             284,860
  Due to officer/director                                 -              17,041
                                                -----------         -----------
       Total current liabilities                    435,780           1,370,565

LONG-TERM DEBT, less current portion
 included above                                     166,080             166,080

COMMITMENTS                                               -                   -

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 20,000,000
    shares authorized, 700,000 shares issued and
    outstanding                                         700                 700
  Common stock, $.001 par value, 80,000,000 shares
    authorized, 1,130,000 and 130,000 shares issued
    and outstanding as of December 25, 1998 and
    June 28, 1998, respectively                       1,130                 130
  Additional paid-in capital                      7,526,175           3,744,258
  Deficit                                        (4,008,993)         (3,719,216)
                                                -----------         -----------
       Total stockholders' equity                 3,519,012              25,872
                                                -----------         -----------
                                                $ 4,120,872         $ 1,562,517
                                                ===========         ===========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                          FINANCIAL STATEMENTS.

                        HOST AMERICA CORPORATION
                   CONDENSED STATEMENTS OF OPERATIONS


                                                    For the three months ended
                                             --------------------------------------
                                              December 25, 1998   December 26, 1997
                                                 (Unaudited)         (Unaudited)
                                              -----------------   -----------------
NET REVENUES                                    $ 2,027,690         $ 1,777,973

COST OF GOODS SOLD                                1,886,363           1,552,469
                                                -----------         -----------

    Gross profit                                    141,327             225,504

GENERAL AND ADMINISTRATIVE EXPENSES                 436,777             158,919
                                                -----------         -----------

    Net (loss) income                           $  (295,450)        $    66,585
                                                ===========         ===========

NET (LOSS) INCOME PER COMMON SHARE              $     (0.26)        $      0.51
                                                ===========         ===========













     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                          FINANCIAL STATEMENTS.
                                   -4-

                        HOST AMERICA CORPORATION
                   CONDENSED STATEMENTS OF OPERATIONS


                                                    For the six months ended
                                             --------------------------------------
                                             December 25, 1998    December 26, 1997
                                                (Unaudited)          (Unaudited)
                                             -----------------    -----------------
NET REVENUES                                    $ 3,985,230         $ 3,413,093

COST OF GOODS SOLD                                3,539,883           2,916,449
                                                -----------         -----------

    Gross profit                                    445,347             496,644

GENERAL AND ADMINISTRATIVE EXPENSES                 734,737             399,189
                                                -----------         -----------

    Net (loss) income                           $ (289,390)         $    97,455
                                                ===========         ===========

NET (LOSS) INCOME PER COMMON SHARE              $     (0.30)        $      0.75
                                                ===========         ===========













     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                          FINANCIAL STATEMENTS.
                                   -5-

                        HOST AMERICA CORPORATION
                   CONDENSED STATEMENTS OF CASH FLOWS

                                                   For the six months ended
                                            --------------------------------------
                                            December 25, 1998    December 26, 1997
                                               (Unaudited)          (Unaudited)
                                            -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                             $  (289,390)        $    97,455
  Adjustments to reconcile net (loss) income
    to net cash used in operating activities         52,893              41,894
  Changes in operating assets and liabilities      (877,693)           (169,879)
                                                -----------         -----------
      Net cash used in operating activities      (1,114,190)            (30,530)
                                                -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment              (103,609)            (59,667)
                                                -----------         -----------
      Net cash used in investing activities        (103,609)            (59,667)
                                                -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock and
    warrants, net                                 3,759,433                   -
  Decrease in deferred offering costs               486,029                   -
  Decrease in due to officer/director               (17,041)             (2,801)
  (Payment) of proceeds from demand note
    payable and long term debt                     (130,092)             19,558
                                                -----------         -----------
      Net cash provided by financing activities   4,098,329              16,757
                                                -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                      2,880,530             (73,440)

CASH AND CASH EQUIVALENTS, beginning of period       49,529             140,121
                                                -----------         -----------

CASH AND CASH EQUIVALENTS, end of period        $ 2,930,059         $    66,681
                                                ===========         ===========









     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                          FINANCIAL STATEMENTS.
                                   -6-

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

NOTE B -  REVERSE SPLIT OF OUTSTANDING COMMON STOCK

          On February 14, 1998, the Board of Directors of the Company authorized the reverse split of all issued and outstanding shares of Common Stock so that each one hundred shares outstanding converted to one share. Accordingly, all share and per share amounts have been restated in the accompanying condensed financial statements as of and for the three and six months ended December 26, 1997.

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

          Net income per common share was computed based upon 1,130,000 and 130,000 weighted average shares outstanding during the three months ended December 25, 1998 and December 26, 1997, respectively, and 963,333 and 130,000 weighted average shares outstanding during the six months ended December 25, 1998 and December 26, 1997, respectively. Dilutive earnings per share was not presented as the potentially dilutive warrants, convertible preferred stock and stock purchase options are anti-dilutive.

                       HOST AMERICA CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company experienced substantial growth in operations with three new accounts including the opening of a new recreational division to manage food services at entertainment facilities. Substantial development costs were incurred to lay the groundwork for the next four recreational facilities expected in 1999 and 2000. Substantial sales efforts by the Company's sales and marketing department in Massachusetts and New Jersey are producing new and larger accounts that will open in the third and fourth quarters of this year.

The Company's merger and acquisition programs are establishing contacts with many new target companies, and are building relationships that will produce strong acquisition candidates.

During this quarter the Company updated and expanded its communication technology allowing all units to be connected on-line to the corporate office. This was a necessary investment to streamline operational reporting and insure year 2000 compliance.

Also during this quarter, the Company's marketing department developed and produced high quality glossy brochures that promote all of the Company's competitive advantages and will be used for mass mailings and sales efforts.

Finally, the Company elected to terminate the letter of intent with Corporate Dining Services, Inc. to pursue larger acquisition candidates.

RESULTS OF OPERATIONS

Net revenues for the three months ended December 25, 1998 were $2,027,690 as compared to $1,777,973 for the three months ended December 26, 1997. Accordingly, revenues increased $249,717 or approximately 14%. Net revenues for the six months ended December 25, 1998 increased $572,137, or 17%, when compared to the six months ended December 26, 1997. The aforementioned increases are primarily due to the aggressive program of adding new facilities and maximizing revenue from existing facilities.

Cost of goods sold increased $333,894 and $623,434 for the three and six months ended December 25, 1998 and 1997, respectively. This increase can be attributed to the developmental costs involved in opening the Company's new recreational division. In opening the new accounts, the Company incurred marketing, inventory, and other start-up expenses. Additionally, certain one-time expenses were recognized from a major customer's reorganization.

The Company incurred a net loss of $295,450 and $289,390 for the three and six months ended December 25, 1998, respectively, as compared to net income of $66,585 and $97,455 for the three and six months ended December 26, 1997, respectively. This loss in the 1998 periods is due primarily to the high labor costs involved in opening the new accounts and recreational division along with the training and systems development required to automate each of the Company's field locations. Lastly, legal and accounting expenses incurred in connection with potential acquisitions, and increased insurance costs added to the loss.

LIQUIDITY AND CAPITAL RESOURCES

The company's liquidity as evidenced by its current ratio has continued to improve. The current ratio at December 25, 1998 and June 28, 1998 was 8.43:1 and .90:1, respectively. The proceeds from the public offering is the main contributor to this improvement.

                       HOST AMERICA CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Net cash flows for the six month period in 1998 resulted in an increase in cash and cash equivalents of $2,880,530. Operating activities resulted in a cash outflow during the period of $1,114,190 primarily relating to the payment of liabilities upon receiving the proceeds of the public offering. Purchases of equipment to support the rapid expansion of facilities under management amounted to $103,609 and the Company's financing activities resulted in cash inflow of $4,098,329 due primarily to the receipt of proceeds from the public offering.

Cash flows from operating activities in the 1997 period resulted in a cash outflow of $30,530. The outflow was primarily due to the need to finance a build-up in accounts receivable. Cash flows from investing activities for the 1997 period reflected a net investment in new equipment of $59,667 to support the expansion to new facilities and cash flows from financing activities resulted in a net inflow of cash of $16,757 due primarily to the Company obtaining a $75,000 demand note payable. The net effect of all these events resulted in a decrease in cash of $73,440 for the 1997 period and achieving and ending cash balance of $66,681 at December 26, 1997.

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








                                   HOST AMERICA CORPORATION



Date:  February 12, 1999                By:/s/  GEOFFREY W. RAMSEY
------------------------                --------------------------
                                        Geoffrey W. Ramsey, President
                                        and Chief Financial Officer