Form 10-Q
period 1999-03-26
HOST AMERICA CORP
filed 1999-05-06
CIK 809012

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 26, 1999           Commission File Number 0-16196

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


                                        Number of shares outstanding at
            Class                                March 26, 1999
Common Stock, $.001 par value                   1,130,000 shares

                        HOST AMERICA CORPORATION
                        MARCH 26, 1999 FORM 10-Q
                                  INDEX


PART I - FINANCIAL INFORMATION                                       PAGE

Item 1.   Financial Statements

          Balance Sheets - March 26, 1999 (Unaudited) and
          June 28, 1998 (Audited)                                       3

          Condensed Statements of Operations -three months ended
          March 26, 1999 (Unaudited) and March 27, 1998 (Unaudited)     4

          Condensed Statements of Operations -nine months ended
          March 26, 1999 (Unaudited) and March 27, 1998 (Unaudited)     5

          Condensed Statements of Cash Flows - nine months ended
          March 26, 1999 (Unaudited) and March 27, 1998 (Unaudited)     6

          Notes to Condensed Financial Statements                       7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           8

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                            10

Item 2.   Changes in Securities                                        10

Item 3.   Defaults Upon Senior Securities                              10

Item 4.   Submission of Matters to a Vote of Security Holders          10

Item 5.   Other Information                                            10

Item 6.   Exhibits and Reports on Form 8-K                             10

          Signatures                                                   11

                        HOST AMERICA CORPORATION
                             BALANCE SHEETS

                                 ASSETS

                                            March 26, 1999      June 28, 1998
                                              (Unaudited)         (Audited)
                                          ------------------  ----------------
CURRENT ASSETS
  Cash and cash equivalents                     $ 2,570,069     $    49,529
  Accounts receivable, net of allowance
    for doubtful accounts of $8,300 as
    of March 26, 1999 and June 28, 1998             446,270         380,989
  Inventory                                         222,046         173,807
  Deferred offering costs                                 -         486,029
  Prepaid expenses and other                        155,539         117,909
  Deferred income taxes                              30,000          30,000
                                                -----------     -----------
       Total current assets                       3,423,924       1,238,263

PROPERTY AND EQUIPMENT, net                         509,410         324,254
                                                -----------     -----------
                                                $ 3,933,334     $ 1,562,517
                                                ===========     ===========



                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Demand note payable                           $         -     $    75,000
  Current portion of long-term debt                  68,569         123,661
  Accounts payable                                  296,608         870,003
  Accrued expenses                                   67,184         284,860
  Due to officer/director                                 -          17,041
                                                -----------     -----------
       Total current liabilities                    432,361       1,370,565

LONG-TERM DEBT, less current portion
  included above                                    182,738         166,080

COMMITMENTS                                               -               -

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 20,000,000
    shares authorized, 700,000 shares issued
    and outstanding                                     700             700
  Common stock, $.001 par value, 80,000,000
    shares authorized, 1,130,000 and 130,000
    shares issued and outstanding as of March 26,
    1999 and June 28, 1998, respectively              1,130             130
  Additional paid-in capital                      7,526,175       3,744,258
  Deficit                                        (4,209,770)     (3,719,216)
                                                -----------     -----------
       Total stockholders' equity                 3,318,235          25,872
                                                -----------     -----------
                                                $ 3,933,334     $ 1,562,517
                                                ===========     ===========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                          FINANCIAL STATEMENTS.

                        HOST AMERICA CORPORATION
                   CONDENSED STATEMENTS OF OPERATIONS


                                               For the three months ended
                                            ---------------------------------
                                             March 26, 1999   March 27, 1998
                                               (Unaudited)     (Unaudited)
                                            ---------------- ----------------

NET REVENUES                                    $ 2,134,212     $ 1,591,290

COST OF GOODS SOLD                                1,863,809       1,405,528
                                                -----------     -----------

       Gross profit                                 270,403         185,762

GENERAL AND ADMINISTRATIVE EXPENSES                 505,590         369,192
                                                -----------     -----------

       Income from operations                      (235,187)       (183,430)

OTHER INCOME (EXPENSE)                               34,409          (1,512)
                                                -----------     -----------

       Net loss                                 $  (200,778)    $  (184,942)
                                                ===========     ===========


NET LOSS PER COMMON SHARE                       $     (0.18)    $     (1.42)
                                                ===========     ===========









     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                          FINANCIAL STATEMENTS.

                        HOST AMERICA CORPORATION
                   CONDENSED STATEMENTS OF OPERATIONS


                                                For the nine months ended
                                            ---------------------------------
                                             March 26, 1999   March 27, 1998
                                               (Unaudited)     (Unaudited)
                                            ---------------- ----------------
NET REVENUES                                    $ 6,119,445     $ 5,004,385

COST OF GOODS SOLD                                5,403,691       4,426,815
                                                -----------     -----------

       Gross profit                                 715,754         577,570

GENERAL AND ADMINISTRATIVE EXPENSES               1,306,741         660,512
                                                -----------     -----------

       Income from operations                      (590,987)        (82,942)

OTHER INCOME (EXPENSE)                              100,633          (4,537)
                                                -----------     -----------

       Net loss                                 $  (490,354)    $   (87,479)
                                                ===========     ===========

NET LOSS PER COMMON SHARE                       $     (0.45)    $     (0.67)
                                                ===========     ===========









     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                          FINANCIAL STATEMENTS
                                   -5-

                        HOST AMERICA CORPORATION
                   CONDENSED STATEMENTS OF CASH FLOWS

                                                For the nine months ended
                                            ---------------------------------
                                             March 26, 1999   March 27, 1998
                                               (Unaudited)     (Unaudited)
                                            ---------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                      $  (490,354)    $   (87,479)
  Adjustments to reconcile net loss to net
    cash (used in) provided by operating
    activities                                       88,475         262,479
  Changes in operating assets and liabilities      (918,837)        (26,128)
                                                -----------     -----------
       Net cash (used in) provided by
        operating activities                     (1,320,716)        148,872
                                                -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment              (273,731)        (71,699)
                                                -----------     -----------
       Net cash used in investing activities       (273,731)        (71,699)
                                                -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock and
    warrants, net                                 3,759,433               -
  Deferred offering costs                           486,029        (174,337)
  (Payment) of proceeds from due to
    officer/director                                (17,041)          2,699
  (Payment) of proceeds from demand note payable
    and long term debt                             (113,434)         54,601
                                                -----------     -----------
       Net cash provided by (used in)
        financing activities                      4,114,987        (117,037)
                                                -----------     -----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                 2,520,540        (39,864)

CASH AND CASH EQUIVALENTS, beginning of period       49,529         140,121
                                                -----------     -----------

CASH AND CASH EQUIVALENTS, end of period        $ 2,570,069     $   100,257
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

NOTE B -  REVERSE SPLIT OF OUTSTANDING COMMON STOCK

          On February 14, 1998, the Board of Directors of the Company authorized the reverse split of all issued and outstanding shares of Common Stock so that each one hundred shares outstanding converted to one share. Accordingly, all share and per share amounts have been restated in the accompanying condensed financial statements as of and for the three and nine months ended March 27, 1998.

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

          Net income per common share was computed based upon 1,130,000 and 130,000 weighted average shares outstanding during the three months ended March 26, 1999 and March 27, 1998, respectively, and 1,078,276 and 130,000 weighted average shares outstanding during the nine months ended March 26, 1999 and March 27, 1998, respectively. Dilutive earnings per share was not presented as the potentially dilutive warrants, convertible preferred stock and stock purchase options are anti-dilutive.

                       HOST AMERICA CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company experienced substantial growth in operations with the opening of two new accounts at the Cummings Center in Beverly, Massachusetts (including HOMEfood Market). The Company also obtained new accounts at the Tyco Submarine facility in Eatontown, New Jersey, and the Company's sixth Pitney Bowes account in Danbury, Connecticut. The Company has been winning these long-term contracts in competition with the largest companies in the business including, Sodexho Marriott, Eurest, and various other local competitors.

Sales and marketing efforts are continuing to expand which enables the Company to compete for larger contracts and business in related fields that will strengthen the Company's strategic position with several new accounts in Connecticut in the fourth quarter.

The Company has an aggressive merger and acquisition program and will announce its results when appropriate.

RESULTS OF OPERATIONS

Net revenues for the three months ended March 26, 1999 were $2,134,212 as compared to $1,591,290 for the three months ended March 27, 1998. Accordingly, revenues increased $542,922 or approximately 34%. Net revenues for the nine months ended March 26, 1999 increased $1,115,060, or 22%, when compared to the nine months ended March 27, 1998. The aforementioned increases are primarily due to the aggressive program of adding new facilities and maximizing revenue from existing facilities.

Cost of goods sold increased $458,281 and $976,876 for the three and nine months ended March 26, 1999 and March 27, 1998, respectively. This increase can be attributed to the developmental costs involved in opening the Company's new accounts and recreational division. In opening the new accounts, the Company incurred marketing, inventory, and other start-up expenses. Additionally, certain one-time expenses were recognized in upgrading the facilities of a major customer's installation.

The Company incurred a net loss of $200,778 and $490,354 for the three and nine months ended March 26, 1999 as compared to a net loss of $184,942 and $87,479 for the three and nine months ended March 27, 1998. The losses in 1999 are due primarily to the seasonal impact of the Company's operations and expenses incurred in the opening of the Company's new accounts. The expenses related to the new accounts included hiring and training expenses for 29 new full-time employees, and transportation, overnight expenses, rental expenses, computer consulting and smallware costs.

The Company anticipates a strong fourth quarter due to continued growth in operations from new and existing accounts and a decrease in the developmental costs incurred to open new facilities. Furthermore, the Company manages a banquet facility and club bar at the Laurel View Country Club that has traditionally been very profitable during the fourth quarter.

LIQUIDITY AND CAPITAL RESOURCES

The company's liquidity as evidenced by its current ratio has continued to improve. The current ratio at March 26, 1999 and June 28, 1998 was 7.92:1 and .90:1, respectively. The proceeds from the public offering is the main contributor to this improvement.

                       HOST AMERICA CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Net cash flows for the nine month period in 1999 resulted in a increase in cash and cash equivalents of $2,520,540. Operating activities resulted in a cash outflow during the period of $1,320,716 primarily relating to the payment of liabilities upon receiving the proceeds of the public offering. Purchases of equipment to support the rapid expansion of facilities under management amounted to $273,731 and the Company's financing activities resulted in a cash inflow of $4,114,987 due primarily to the receipt of proceeds from the public offering.

Cash flows from operating activities in the 1998 period resulted in a cash inflow of $148,872. Cash flows from investing activities for the 1998 period reflected a net investment in new equipment of $71,699 to support the expansion to new facilities and cash flows from financing activities resulted in a net outflow of cash of $117,037 due primarily to the Company incurring deferred offering costs. The net effect of all these events resulted in a decrease in cash of $39,864 for the 1998 period and achieving an ending cash balance of $100,257 at March 27, 1998.

RECENT DEVELOPMENTS

     On April 30, 1999, the Company's shareholders approved a change in the Company's domicile from Delaware to Colorado. The change was to save substantial annual franchise fees payable in Delaware.

                       PART II - OTHER INFORMATION


Item 1 - Legal Proceedings                   NONE

Item 2 - Change in Securities                See Notes A, B and C of Notes
                                             to Condensed Financial
                                             Statements

Item 3 - Defaults Upon Senior Securities     NONE

Item 4 - Submission of Matters to a Vote of Security Holders
                                             NONE

Item 5 - Other Information                   In March 1999, Mr. Robert C.
                                             Vaughan resigned as a Director of
                                             the Company.

Item 6 - Exhibits and Reports on Form 8-K    NONE

                               SIGNATURES
                               ----------








Pursuant to the requirements of The Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                   HOST AMERICA CORPORATION



Date: May 5, 1999                       By:/s/  GEOFFREY W. RAMSEY
                                        -----------------------------
                                        Geoffrey W. Ramsey, President
                                        and Chief Financial Officer