Form 10KSB40
period 1999-06-25
HOST AMERICA CORP
filed 1999-09-22
CIK 809012

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                      _____________________________

                               FORM 10KSB

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended JUNE 25, 1999

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                     Commission File Number  0-16196

                        HOST AMERICA CORPORATION
         (Exact Name of Registrant as specified in its Charter)

                COLORADO                              06-1168423
      ----------------------------           -----------------------------
     (State or Other Jurisdiction of       (IRS Employer Identification No.)
     Incorporation or Organization)

              TWO BROADWAY
           HAMDEN, CONNECTICUT                           06518
  ------------------------------------                 ---------
(Address of Principal Executive Offices)              (Zip Code)

   Registrant's Telephone Number, including area code:  (203) 248-4100

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

At September 15, 1999, 1,330,000 shares of Common Stock, $.001 par value, were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on that date was approximately $3,065,678.

                  DOCUMENTS INCORPORATED BY REFERENCE:
Proxy Materials for 1999 Annual Meeting of Shareholders to be held on November 23, 1999 are incorporated by reference into Part III.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
Page 1 of 46 pages                       Exhibits are indexed on page 26.

                                 PART I

Item 1.   DESCRIPTION OF BUSINESS
---------------------------------

     (a) GENERAL DEVELOPMENT OF BUSINESS. The Company is a regional contract food service management company specializing in providing full restaurant and employee dining, special event catering, vending and office coffee service, home food replacement (fully cooked, home style meals, typically made from scratch, suitable for take out) and management of corporate dining rooms and cafeterias, in office complexes and manufacturing plants. The diversity of services allows the Company's clients to offer their employees full breakfast and lunch availability, multi-level catering and a variety of complimentary food service options. The Company currently has operations in Connecticut, New York, New Jersey, Massachusetts, and Rhode Island and, in the near future, the Company intends to expand to Florida and New Hampshire.

     The Company estimates that the United States food service industry had annual revenues in excess of approximately $100 billion in 1996 and of that, $40 billion is concentrated in corporate services, the primary market niche in which the Company competes. The balance of annualized revenues are concentrated in the areas of hospital/health care, correctional facilities, military facilities and transportation facilities. Additionally, the home-meal replacement industry is a rapidly growing industry with annual sales estimated to range from $80 billion to $150 billion. Industry contracting revenues have continued rising since 1996 and are expected to continue to rise in 1999. The four largest nationals (Marriott, Aramark, CompassUSA, and Sodexho) produced double-digit revenue gains of 15% adding more than 1,500 accounts in 1997.

     Since its formation as a corporation in 1986, the Company has grown from providing food service to colleges and preparatory schools in the New England area of the United States to a regional, full-service, food service provider to major corporations that have in total over 10,000 employees. The Company maintains a number of large, multi-year contracts among its thirty-one separate operations. Some of the larger contracts include Pitney Bowes, Inc. of Stamford, Connecticut (currently 6 locations with over 4,500 employees), Oxford Health Plans, Inc. of White Plains, New York (currently 5 locations with over 4,000 employees), Ft. James Paper Co. of Norwalk, Connecticut (with over 1,000 employees), and Stanley Works of New Britain, Connecticut and East Greenwich, Rhode Island (with over 5,700 employees).

     Currently, the Company's revenues are derived primarily from sales related to the management of corporate restaurants and catering in single tenant and multi-tenant office buildings. The balance of revenues are derived from the maintenance of vending machines, office coffee service and catering of special events at select facilities. The Company concentrates on medium-size clients generating from $500,000 to $2 million per location in annual food sales. Management believes that these middle market facilities generally provide greater profit margins and need a variety of food related services. The Company endeavors to be the exclusive food provider at the facilities served thereby being able to control the quality of service and product at each location.

     The Company continues to implement its home meal replacement program (the "HOMEfood MARKET"). This program provides employees at certain of its facilities, the ability to purchase fully cooked home style meals for consumption at home without further preparation or re-heating. The HOMEfood MARKET also offers evening employees at certain of its locations such as Bloomingdales, the opportunity to have a quality meal on premises in a cost-effective manner. Management believes that this additional food service component was an important factor in acquiring the contracts with Tyco Submarines, Casual Corner, and The Hartford Courant.

     The Company believes there are significant opportunities to expand its business through the acquisition of companies in the contract food service industry, particularly in the education and corporate dining markets. The Company's Officers and Directors will be responsible for identifying, pursuing and negotiating potential acquisition candidates and integrating acquired operations. The Company believes it can integrate such companies into the Company's management structure and diversified operations successfully without a significant increase in general and administrative expenses. In addition, future acquisitions are expected to enable the Company to lower overhead costs through centralized geographical office operations and to grow to a size so that it qualifies for bids on larger volume quality accounts that require asset or purchase programs to meet the higher standard. The Company is vigilantly pursuing leads for potential acquisition. In anticipation of an acquisition, the Company is developing a computerized system to streamline unit reports and accounting functions with the hope of controlling overhead.

     On July 21, 1998, the Company completed a public offering of 1,000,000 shares of its Common Stock and 1,000,000 Common Stock Purchase Warrants. The Common Stock and Warrants are separately traded and are separately transferrable. Each Warrant entitles the holder thereof to purchase at $5.50, one share of Common Stock. The Warrants are exercisable until July 21, 2003. The Company received net proceeds from the sale of $3,782,917.

     On April 30, 1999, the Company filed Articles of Merger with the State of Colorado merging Host Delaware into Host Colorado and Host Delaware ceased as of that date. The Company's Officers and Directors changed the corporate domicile in order to reduce the amount of franchise tax payable in the State of Delaware.

     The Company's corporate offices are located at Two Broadway, Hamden, Connecticut 06518. The Company's telephone number is (203) 248-4100.

     (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. The Company's activities are confined to the contract food service management, hence the Company has no other industry segments other than as stated herein. See Financial Statements for additional information concerning the Company's business.

     (c)  NARRATIVE DESCRIPTION OF BUSINESS.

GENERAL

     The Company is a regional contract food service management company. The majority of corporate revenues are from sales related to the management of corporate cafeterias and restaurants, home meal replacement and catering in single tenant and multi-tenant office buildings. The balance of revenues are derived from the maintenance of vending machines and coffee service at select facilities. The Company concentrates on small- to medium-size clients generating from $500,000 to $2 million per location in annual food sales. Management believes that these middle market facilities generally provide greater profit margins and present the opportunity to provide a variety of food related services. The Company endeavors to be the exclusive food provider at each facility served, thereby being able to control the quality of food and service at each location.

     Various marketing and operating strategies are currently being used by the Company to provide an umbrella of food services at each customer facility ranging from basic corporate cafeteria dining, office coffee, vending machines, special events catering and home meal replacement programs. The Company believes this strategy has been an important factor in the Company's growth and in attracting large, corporate clients with multiple needs. Through its on-site account managers and employees, the Company endeavors to provide high quality food and client satisfaction while controlling labor costs and overhead.

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

     The Company currently has operations in Connecticut, New York, New Jersey, Massachusetts, and Rhode Island and, in the near future, intends to expand to Florida and New Hampshire.

HISTORY

     The Company was formed as a Delaware corporation on February 6, 1986 under the name University Dining Services, Inc. Its initial business was providing food service to colleges and preparatory schools in the New England area. After several years, the Company determined it was more profitable to provide food to larger, more densely populated customer bases. Accordingly, in 1992, it shifted its focus to becoming a full service food management company specializing in employee dining in large office complexes and providing special events catering. In 1997, a home meal replacement program, the HOMEfood MARKET, was developed to meet the demand from individuals for complete home meals, to enhance existing corporate dining facilities and to increase revenues without significantly increasing overhead costs at each location.

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

     On July 21, 1998, the Company completed a public offering of 1,000,000 shares of its Common Stock and 1,000,000 Common Stock Purchase Warrants. The Company received net proceeds from the sale of $3,782,917. The Company is utilizing the proceeds of the offering for sales and marketing, product development, acquisitions and working capital.

     On April 30, 1999, the Company filed Articles of Merger with the State of Colorado merging Host Delaware into Host Colorado and Host Delaware ceased as of that date. The Company's Officers and Directors did this in order to reduce the amount of franchise tax required in the State of Delaware. This move will save the Company approximately $40,000 per year.

INDUSTRY OVERVIEW

     In 1996, the United States food service industry had annual revenues in excess of approximately $100 billion and $40 billion in the corporate services and educational markets. The balance of annualized revenues are concentrated in the areas of hospital/health care, correctional facilities, military facilities and transportation facilities. Additionally, the home-meal replacement industry is rapidly growing with annual sales estimated to range from $80 billion to $150 billion. Industry contracting revenues have continued rising since 1996 and are expected to continue to rise in 1999. The four largest nationals (Marriott, Aramark, CompassUSA, and Sodexho) produced double-digit revenue gains of 15% adding more than 1,500 accounts in 1997.

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

     An operating strategy is then formulated after extensive interviews and on-site visits. Various factors are considered to maximize the Company's profits without sacrificing client satisfaction. Each strategy includes a thorough review of labor and product costs, facility design, menu design, training and recruiting, specialized needs and equipment needs. Thereafter, the strategy is continually reviewed to monitor client employee satisfaction, changing food requirements and quality of food and service. Additional services are added as demand changes, including the addition of vending machines, catering facilities and food selection upgrades.

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

     The Company believes that the availability of the HOMEfood MARKET was instrumental in the Company obtaining its contract with Tyco Submarines, Casual Corner, and The Hartford

Courant. The HOMEfood MARKET provides the Company's clients daytime employees the opportunity to have a pre-cooked meal for dinner and its late shift employees with a complete meal.

     The Company believes that variety and freshness are the primary factors influencing customer satisfaction and frequency of visits. Accordingly, the Company continually evaluates the HOMEfood MARKET menu, including price, in an attempt to maximize the success of the program.

MAJOR CONTRACTS

     The Company is a party to a number of large, multi-year contracts among its' thirty-one (31) separate customers. Some of the larger contracts include Pitney Bowes, Inc., of Stamford, Connecticut (currently
6 locations with over 4,500 employees), Oxford Health Plans, Inc., of White Plains, New York (currently 5 locations with over 4,000 employees), Ft. James Paper Co., of Norwalk, Connecticut (with over 1,000 employees) and Stanley Works of New Britain, Connecticut and East Greenwich, Rhode Island (with over 5,700 employees).

     In 1995, the Company entered into a contract with the city of Hamden, Connecticut to manage a banquet facility and club bar at the Laurel View Country Club, a full service country club with golf course. Laurel View provides an excellent location for large banquet service events such as weddings, class reunions and other large events. Revenues from this facility increase significantly in the summer months with weddings and golfing events. The Company's original one-year contract was extended for a three-year period commencing June 1996.

     In April, 1999, the Company took over the client-operated cafeteria for The Hartford Courant in Hartford, Connecticut. This contract gives the Company a strong presence in the Hartford, Connecticut area and the opportunity to explore additional business activities in Connecticut and Massachusetts.

RECENT DEVELOPMENTS

     After extensive negotiations with various clients whose business was deemed to be non-profitable, and the addition of several new businesses, the Company decided to discontinue its non-profitable operations. In August, 1999, the Company ended its relationship with RivCan Associates of Stanford, Connecticut and the Cummings Center in Beverly, Massachusetts. The Company's attempted turnaround of this project was unsuccessful due to unreliable estimates of customer population and the inability to successfully renegotiate the existing lease on more favorable terms. These two accounts contributed to a substantial portion of this year's net loss.

     In September, 1999, the Company replaced Sodexho-Marriott as Stanley Works' food service provider at three different locations (Stanley Fastener, East Greenwich, Rhode Island, Stanley World Headquarters, New Britain, Connecticut, Stanley Conference Center, New Britain, Connecticut). Stanley Works is a manufacturer of tools and hardware. The Company will provide full food dining services, catering services, and coffee snack cart services. In addition the Company will provide office coffee services and vending services. The Company is also designing a full service cafeteria in New Britain, Connecticut, which the Company will ultimately operate for Stanley Works.

     On August 20, 1999, the Company signed a contract with Crown Milford LLC located in Milford, Connecticut. Crown Milford is the owner of three multi-tenant buildings. Commencing in October 1999, the Company will assume responsibility for the dining, catering, vending and office coffee services for Crown Milford's tenants. The main tenant at one building is Oxford Health, the main tenant in the second building is Bayer Corporation, and the main tenant in the third building is Staples Office Products. The Company will be replacing Sodexho-Marriott as Crown Milford's corporate dining service management company.

     Presently the Company has a Letter of Intent with Preotle, Lane & Associates Ltd. which is located in Milford, Connecticut, and is the landlord for several multi-tenant buildings. In the beginning of October 1999, the Company will assume responsibility for the dining, catering, vending and office coffee services for Preotle, Lane & Associates' tenants. The Company will be replacing Sodexho-Marriott as Preotle, Lane & Associates' corporate dining service management company.

     The Company also has a Letter of Intent from the Stolt Corporation and anticipates signing a contract late in September, 1999. The Stolt Corporation is located in Greenwich, Connecticut and is in the business of shipping chemicals and liquids in tankers throughout the world. The Company will be replacing Sodexho-Marriott as the Stolt Corporation's corporate dining management company. The change in food service management is expected to happen in early October of 1999.

     The Company has a verbal agreement with M. Alfieri Co., Inc. which has a multi-tenant building at 499 Thornall Street in Edison, New Jersey, that the Company will operate a deli-convenience style store for the tenants of this building. In addition, the Company will satellite prepared food from an existing Company food service facility located at 379 Thornall Street in Edison, New Jersey. The Company expects the opening to be some time in November of 1999.

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

CERTAIN RISKS

     RETENTION AND RENEWAL OF CUSTOMER CONTRACTS. The Company's success will depend on its ability to retain and renew existing client contracts and to obtain and successfully negotiate new client contracts. Certain of the Company's corporate dining contracts representing approximately 42% of the Company's annual sales are from two major customers. There can be no assurance that the Company will be able to retain and renew existing client contracts or obtain new contracts or that such contracts will be profitable. The Company's failure to retain and renew existing contracts or obtain new contracts could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     COMPETITION IN TAKE-HOME PREPARED MEAL MARKET; DEPENDENCE ON CUSTOMERS WITH DISPOSABLE INCOME. At certain of its locations, the Company offers tenant employees the opportunity to purchase fully cooked homestyle meals which can be served at home with little or no additional preparation. The Company's fully prepared, take home meals compete with many other forms of home replacement meals, including a variety of ethnic foods. The Company's take home meals are generally purchased by upper middle class employees who have the disposable income to purchase such meals. If a down turn in the economy were to occur, it is likely that this source of revenues would be adversely affected.

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

     ACQUISITION RISKS. A component of the Company's strategy is to pursue acquisitions of related businesses. There can be no assurance, however that the Company will be able to identify, negotiate and consummate acquisitions or that acquired businesses can be operated profitably or integrated successfully into the Company's operations. In addition, acquisitions by the Company are subject to various risks generally associated with the acquisition of businesses, including the financial impact of expenses associated with the integration of acquired businesses. There can be no assurance that the Company's historic or future acquisitions will not have an adverse impact on the Company's business, financial condition or results of operations. If suitable opportunities arise, the Company anticipates that it would finance future acquisitions through available cash, bank lines of credit or through additional debt or equity financing. There can be no assurance that such debt or equity financing would be available to the Company on acceptable terms when, and if, suitable strategic opportunities arise. If the Company were to consummate one or more significant acquisitions in which part or all of the consideration consisted of equity, stockholders of the Company could suffer a significant dilution of their interests in the Company. In addition, many of the acquisitions the Company is likely to pursue, if accounted for as a purchase, would result in substantial amortization charges to the Company.

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

          (i) PRINCIPAL PRODUCTS PRODUCED AND SERVICE RENDERED AND PRINCIPAL MARKETS. The Company is a contract food management organization which specializes in providing full service restaurant and employee dining, special event catering, vending and office coffee service to business and industry accounts located in the Northeast. The Company will seek to open other geographical markets during the upcoming fiscal year.

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

          (vi) MAJOR CUSTOMERS. The following table sets forth information concerning customers, or any group of customers under common control, or customers which are affiliates of each other, to which sales were made by the Company during the fiscal year ended June 25, 1999, in an amount which equals 10% or more of the Company's revenue and the Company's relationship to each:

                               RELATIONSHIP               PERCENT
                                   TO        AMOUNT OF    OF TOTAL
           CUSTOMER              COMPANY      REVENUE     REVENUE
           --------              -------      -------     -------

     Pitney Bowes, Inc.           None      $1,800,004     20.64%
     Oxford Health Plans, Inc.    None      $1,849,204     21.21%

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

          (xii) EMPLOYEES. As of September 15, 1999, the Company has 205 full-time employees, including Geoffrey Ramsey, David Murphy and Anne Ramsey, Officers and Directors of the Company and 26 part-time employees employed for special occasions and seasonal busy times. None of the Company's employees are represented by a union. The Company employs district managers with strong sales and administrative backgrounds. These managers are responsible for overseeing the accounts in their region, as well as forecasting the budget for each account and to assist each district manager as a food service director in each cafeteria. The food service director is responsible for the day-to-day activities of the account. In the smaller accounts, a chef/manager will perform these duties. The supporting cast in each cafeteria may include an executive chef, sous chef, grill cook, deli servers, cashiers, dishwashers, catering personnel and general kitchen help.

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

ITEM 2.   DESCRIPTION OF PROPERTIES
-----------------------------------

     The Company leases its office facility under the terms of a month-to-month lease agreement with a monthly payment of $2,875. The Company also maintains food service facilities at a number of locations pursuant to its contracts with the building owners. In addition, the Company also pays monthly rental charges of $2,388 to the Town of Hamden for use of the Laurel View Country Club food service and banquet facility.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

     The Company knows of no pending or threatened legal proceeding to which it is or will be a party which, if successful, might result in a material adverse change in the business, properties, or financial condition of the Company or its subsidiaries.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     No matter was submitted to the vote of shareholders during the fourth quarter of the Company's fiscal year except in April 1999, the Company's shareholders approved a change of domicile from Delaware to Colorado. The change in domicile was to save annual franchise fees payable in Delaware. The Company anticipates holding its Annual Shareholders Meeting in November 1999.

                                 PART II

ITEM 5.   MARKET PRICE AND DIVIDENDS ON THE COMPANY'S COMMON EQUITY AND
-----------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

     (a) PRINCIPAL MARKET OR MARKETS. The Company's Common Stock and Warrants are traded on the over-the-counter market and, commencing on July 21, 1998, have been listed on the National Association of Securities Dealers, Inc., Automated Quotation System ("NASDAQ") under the symbols, "CAFE" and "CAFEW". In addition, on July 21, 1998, the Company's securities were listed on the Boston Stock Exchange under the symbols "HAC" and "HACW." Prior to July 21, 1998 there was no trading market in the Company's securities. The following table sets forth the range of closing bid and ask prices of the Common Stock and Warrants as reported on NASDQ since July 21, 1998 when a trading market developed for the Company's securities.

COMMON STOCK
------------
                               CLOSING BID               CLOSING ASK
1998                       HIGH           LOW        HIGH           LOW
----                       ------------------        ------------------
JULY 23 (First Avail.)
 THRU SEPT. 30             5.875          2          6.0625         2.25
OCT. 1 THRU DEC. 31        2.625          1.8125     2.6875         1.9375

1999
----
JAN. 4 THRU MAR. 31        2.75           1.25       3              1.3125
APR. 1 THUR MAR. 31        2              1.25       2.125          1.375
JULY 1 THRU SEPT. 20       2.75           1.875      2.8125         2

WARRANTS
--------
                               CLOSING BID               CLOSING ASK
1998                       HIGH           LOW        HIGH            LOW
----                       ------------------        -------------------
JULY 23 (First Avail.)
 THRU SEPT. 30             1.3125         .28125     1.46875        .40625
OCT. 1 THRU DEC. 31        .75            .28125     .8125          .3125

1999
----
JAN. 4 THRU MAR. 31        .625           .25        .9375          .28125
APR. 1 THRU JUNE 30        .50            .125       .625           .1875
JULY 1 THRU SEPT. 20       .5625          .25        .75            .34375

     On September 15, 1999, the last reported sales price for the Company's Common Stock and Warrants as reported on NASDQ was $2.375 and $0.3125, respectively.

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The approximate number of holders of record or the Company's common stock at September 14, 1999 was 161.

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

GENERAL

     Host America is a regional contract food service management company specializing in providing full restaurant and employee dining, special event catering, vending and office coffee service, home food replacement and management of corporate dining rooms and cafeterias for office complexes and manufacturing plants. This diversity of its services allows the Company's clients to offer their employees full breakfast and lunch availability, multi-level catering and a variety of complimentary food service options. The Company currently has operations in Connecticut, New York, New Jersey, and Massachusetts and, in the near future, the Company intends to expand to Florida and New Hampshire.

RECENT DEVELOPMENTS

     In November 1998, the Company took charge of the food service operation for Casual Corner Group Inc. with corporate headquarters in Enfield, Connecticut. Casual Corner is a clothing retailer with outlets throughout the United States. The Company has the exclusive right to operate the dining, catering, and vending services for its corporate headquarters and warehouse facility.

     In November 1998, the Company took charge of the food service operation for TYCO Submarine Systems Ltd. in Morristown, New Jersey. TYCO Submarine lays fiber optic cable in the oceans around the world. This facility of TYCO Submarine houses their operational logistics staff. The Company has the exclusive right to operate the dining, catering, and vending services for its corporate headquarters and warehouse facility.

     In December 1998, the Company started operating a brand new corporate dining operation for 440 Wheelers Farm Road, L.L.C., the owner of the multi-tenant Merritt Crossing office complex in Milford, Connecticut. The Company has the exclusive right to operate the dining, catering, and vending services for its corporate headquarters and warehouse facility.

     In January 1999, the Company opened the food service facility for TYCO Submarine in Eatontown, New Jersey. TYCO Submarine lays fiber optic cable in the oceans around the world. This facility of TYCO Submarine houses their research and development staff. The Company has the exclusive right to operate the dining, catering, and vending services for its corporate headquarters and warehouse facility.

     In March 1999, Pitney Bowes requested that the Company take over one of their "self-operated cafeterias in Danbury, Connecticut.

     In April 1999, the Company took over the client-operated cafeteria for The Hartford Courant in Hartford, Connecticut after intense competition from major competitors. This gives the Company a strong foothold in the Hartford, Connecticut district which has a lot of potential business available. It also provides the Company with a springboard into Massachusetts.

RESULTS OF OPERATIONS - FOR THE YEAR ENDED JUNE 25, 1999 COMPARED TO THE YEAR ENDED JUNE 28, 1998

     Net revenues aggregated $8,720,278 for the year ended June 25, 1999, representing an increase of $1,718,641 or 24% over the year ended June 28, 1998. Further, when the net revenues for the year ended June 25, 1999 are compared with the amount of net revenues two years ago of $5,971,926 for fiscal 1997 the increase is $2,748,352 or 46%. The Company has continued an aggressive program of adding new facilities under its food management programs as well as enhanced revenues at existing facilities. The Company added eight new locations during fiscal 1999 which accounted for approximately $1,500,000 of the overall increase. The remaining increase of approximately $200,000 results from expansion of food and vending items offered for sale as well as continued refining of the mix of products sold to maximize sales per location.

     Cost of sales increased $1,459,377 for the year ended June 25, 1999 when compared to the year ended June 28, 1998, representing an increase of 23% consistent with the percentage increase in net revenues.

     Selling, general and administrative expenses decreased $2,497,858 or 59% in fiscal 1999 when compared to fiscal 1998. The significant decrease in general and administrative expense is primarily due to a stock incentive given to management and directors of $3,500,000 during the year ended June 28, 1998. The remaining increase relates to the hiring of additional employees to support the growing operation.

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

     Cost of sales increased $1,072,729 for the year ended June 28, 1998 when compared to the year ended June 29, 1997, representing an increase of 20.2%. Although the increase was trending similar to net revenues, the increase in cost of sales was greater as a percentage than the increase in net revenues reflecting the increased food costs associated with the higher quality food and personnel at the company's new locations.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity as evidenced by its current ratio has increased significantly. The current ratio at June 25, 1999 and June 28,
1998 was 5.61 and .904, respectively.    The increase is due to the
significant amount of cash received from the public offering which was used in part to pay current obligations.

     Cash flows used in operating activities for the year ended June 25, 1999 amounted to $1,364,865 primarily resulting from the net loss and the payment of liabilities which had accumulated prior to the public offering. Cash used in investing activities totaled $243,842 and was primarily due to property and equipment additions at the Company's eight new locations. Cash flows from financing activities amounted to $4,149,693 primarily resulting from the net proceeds received from the Company's public stock offering.

     Cash flows from operating activities in fiscal 1998 amounted to $380,571 primarily resulting from management of current assets and liabilities. Investment in property and equipment (net of sales) in the amount of $60,920 and net repayments of debt and payment of deferred offering cost of $410,243 combined to result in an overall decrease of cash for the period of $90,592.

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

COMMITMENTS

     The Company leases its office facility under the terms of a month-to-month lease agreement with a monthly payment of $2,875. The Company also maintains food service facilities at a number of locations pursuant to its contracts with the building owners. In addition, the Company also pays monthly rental charges of $2,388 to the Town of Hamden for use of the Laurel View Country Club food service and banquet facility.

EQUIPMENT LEASE

     The Company is also leasing various equipment under certain operating leases which expire within one to two years. In certain cases, the cost of leasing the equipment is billed to customers in connection with the Company's cafeteria services. Rent expense for these operating leases for equipment aggregated $19,264 and $27,026 for the years ended June 25, 1999 and June 28, 1998, respectively.

EMPLOYMENT CONTRACTS

     On February 19, 1998, the Company entered into five-year employment agreements with its Officers/Directors. Under the terms of the agreements, the President and Vice President of the Company are to receive annual salaries of $85,000 and $80,000, respectively, which may be increased by the Company's Compensation Committee or the Board of Directors, but shall not be decreased without the consent of the employee. Both individuals receive an expense account, an automobile expense allowance, related business expenses and all other benefits afforded other employees. The Company also provides health, disability and insurance to each of these individuals. On March 23, 1999 the Board of Directors approved an increase in the annual salaries of the President and Vice President to $105,000 and $100,000, respectively.

IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 issue is a result of shortcomings in many electronic data processing systems and other electronic equipment that may adversely affect the Company's operations on or after January 1, 2000.

     Management believes that the Company has completed the assessment, remediation and validation/testing procedures required to address the Year 2000 issue. The Company has not yet obtained Year 2000 compliance certifications from key organizations with which the Company does business, but plans on completing this task in the near future.

     Because of the unprecedented nature of the Year 2000 issue, its effects and the success of related remediation efforts will not be fully determinable until the year 2000 and thereafter. Management cannot assure that the Company is or will be Year 2000 ready, that the Company's remediation efforts will be successful in whole or in part, or that the parties with whom the Company does business will be Year 2000 ready.

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

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None.

                                PART III

     The information required by Part III of Form 10KSB is incorporated herein by reference to Registrant's definitive Proxy to be filed in connection with the Annual Meeting of Shareholders to be held in November 1999.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)  (1)  The following Financial Statements are filed as part of this Report:

                                                                     Page
                                                                     ----

     Independent Auditors' Report. . . . . . . . . . . . . . . . . . .F-1

     Balance Sheets, June 25, 1999 and June 28, 1998 . . . . . . . . .F-2

     Statements of Operations, Years ended June 25, 1999 and
     June 28, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . .F-3

     Statements of Changes in Stockholders' Equity, Years ended
     June 25, 1999 and June 28, 1998 . . . . . . . . . . . . . . . . .F-4

     Statements of Cash Flows, Years ended June 25, 1999 and
     June 28, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . .F-5

     Notes to Financial Statements . . . . . . . . . . . . . . . . . .F-6

(a) (2) All schedules have been omitted because the required information is inapplicable or is shown in the notes to the financial statements.

(a)  (3)  Exhibits:

     1.1 Form of Underwriting Agreement between the Company and Barron Chase Securities, Inc.(1)

     1.2   Form of Selected Dealers Agreement.(1)

     1.3 Form of Underwriter's Warrant Agreement and Form of Warrant Certificate.(1)

     3.1 Certificate of Incorporation dated July 31, 1986 and Amendments thereto.(1)

     3.2   Bylaws.(1)

     3.3   Form of Specimen Common Stock Certificate.(1)

     3.4   Form of Specimen Warrant Certificate.(1)

     4.0 Warrant Agreement between the Company and American Securities Stock Transfer, Inc.(1)

     10.1 Agreement of Manual and Vending Food and Refreshment Service between Oxford Health Plans and the Company dated December 28, 1993.(1)

     10.2 Agreement for Cafeteria and Special Events Food and Vending Services with Pitney Bowes, Inc. and the Company dated June 26, 1995.(1)

     10.3 Agreement of Manual and Vending Food and Refreshment Service with James River Paper Company, Inc. and the Company dated July 13, 1990.(1)

     10.4 Agreement for Banquet Food and Beverage Services between the Town of Hamden and the Company dated June 18, 1997.(1)

     10.5  Employment Agreement between the Company and Geoffrey W. Ramsey.(1)

     10.6  Employment Agreement between the Company and David J. Murphy.(1)

     10.7  Form of Financial Advisory Agreement.(1)

     10.8  Form of Merger and Acquisition Agreement.(1)

     10.9 Agreement with Bloomingdales By Mail and the Company dated January 1998.(1)

     10.10 Agreement with New Leaf Cafe and the Company dated March 1998.(1)

     10.11 Agreement with Tyco Submarine Systems Ltd. and the Company dated March 24, 1998.(1)

     10.12 Agreement with Tyco Submarine Systems Ltd. and the Company dated May 1, 1998.(1)

     10.13 Agreement between RivCan and the Company dated August 3, 1998.(2)

     10.14 Adoption Agreement to the Host America Corporation Defined Contribution And Trust Agreement Form 401(K) Plan.(3)

     10.15 Agreement for Food Services with Casual Corner Group Inc. and the Company dated October 30, 1998.(4)

     10.16 Food Services Agreement with The Stanley Works and the Company dated August 20, 1999.(4)

     27.1  Financial Data Schedule.(4)
________________

(1) The documents identified are incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 333-50673).
(2) The documents identified are incorporated by reference from the Company's Form10KSB dated June 28, 1998.
(3) The documents identified are incorporated by reference from the Company's January 4, 1999 Form S-8.
(4)  Filed herewith.

(b)  Reports on Form 8-K:

     During the last quarter of the period covered by this report, the Company did not file an 8-K.

                        HOST AMERICA CORPORATION

                          FINANCIAL STATEMENTS
                  AS OF JUNE 25, 1999 AND JUNE 28, 1998



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

     Statements of Cash Flows                                          F5

     Notes to Financial Statements                                     F6

                     INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Host America Corporation

We have audited the accompanying balance sheets of Host America Corporation (the Company) as of June 25, 1999 and June 28, 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Host America
Corporation as of June 25, 1999 and June 28, 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



      /s/ DiSanto Bertoline & Company, P.C.

Glastonbury, Connecticut
August 18, 1999



                                  -F1-

                        HOST AMERICA CORPORATION
                             BALANCE SHEETS
                     JUNE 25, 1999 AND JUNE 28, 1998


                                 ASSETS

                                               June 25, 1999  June 28, 1998
                                               -------------  -------------
CURRENT ASSETS
  Cash and cash equivalents                     $ 2,590,515    $    49,529
  Accounts receivable, net of allowance
    for doubtful accounts of $21,000 and
    $8,300 at June 25, 1999, and
    June 28, 1998, respectively                     447,191        380,989
  Inventory                                         221,704        173,807
  Deferred offering costs                             -            486,029
  Prepaid expenses and other                        137,787        147,909
                                                -----------    -----------
       Total current assets                       3,397,197      1,238,263

PROPERTY AND EQUIPMENT, net                         516,363        324,254
                                                -----------    -----------
                                                $ 3,913,560    $ 1,562,517
                                                ===========    ===========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Demand note payable                           $     -        $    75,000
  Current portion of long-term debt                 126,601        123,661
  Accounts payable                                  362,527        870,003
  Accrued expenses                                  116,450        284,860
  Due to officer/director                             -             17,041
                                                -----------    -----------
       Total current liabilities                    605,578      1,370,565


LONG-TERM DEBT, less current portion
  included above                                    219,075        166,080


COMMITMENTS (Note 9)                                  -              -

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value,
    20,000,000 shares authorized                        700            700
  Common stock, $.001 par value,
    80,000,000 shares authorized                      1,130            130
  Additional paid-in capital                      7,526,175      3,744,258
  Deficit                                        (4,439,098)    (3,719,216)
                                                -----------    -----------
       Total stockholders' equity                 3,088,907         25,872
                                                -----------    -----------
                                                $ 3,913,560    $ 1,562,517
                                                ===========    ===========





          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                          FINANCIAL STATEMENTS.
                                  -F2-

                        HOST AMERICA CORPORATION
                        STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED JUNE 25, 1999 AND JUNE 28, 1998




                                                    For the years ended
                                               ----------------------------
                                               June 25, 1999  June 28, 1998
                                               -------------  -------------

NET REVENUES                                    $ 8,720,278    $ 7,001,637

COST OF GOODS SOLD                                7,852,467      6,393,090
                                                -----------    -----------

    Gross profit                                    867,811        608,547

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES      1,707,489      4,205,347
                                                -----------    -----------

    Loss from operations                           (839,678)    (3,596,800)

OTHER INCOME (EXPENSE)
  Other, net                                        148,385         14,913
  Interest expense                                  (28,589)       (20,962)
                                                -----------    -----------
                                                    119,796         (6,049)
                                                -----------    -----------

    Loss before provision for income taxes         (719,882)    (3,602,849)

PROVISION FOR INCOME TAXES                            -              -
                                                -----------    -----------

    Net loss                                    $  (719,882)   $(3,602,849)
                                                ===========    ===========

LOSS PER COMMON SHARE                           $     (0.69)   $    (27.71)
                                                ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING               1,039,590        130,000
                                                ===========    ===========



          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                          FINANCIAL STATEMENTS.
                                  -F3-

                        HOST AMERICA CORPORATION
              STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED JUNE 25, 1999 AND JUNE 28, 1998




                     Preferred Stock          Common Stock           Additional                   Total
                   --------------------    --------------------       Paid-in                 Stockholders'
                    Shares      Amount      Shares      Amount        Capital      Deficit       Equity
                   --------    --------    --------    --------      ---------    ---------     --------
Balance,
 June 29, 1997          -       $   -      13,000,000  $  13,000    $   232,088  $  (116,367)  $   128,721
                   --------     -------    ----------  ---------    -----------  -----------   -----------

Issuance of
 Preferred Stock    700,000         700           -          -        3,499,300          -       3,500,000

Reverse stock
 split                  -           -     (12,870,000)   (12,870)        12,870          -             -

Net loss                -           -             -          -              -     (3,602,849)   (3,602,849)
                   --------     -------    ----------  ---------    -----------  -----------   -----------
Balance,
 June 28, 1998      700,000         700       130,000        130      3,744,258   (3,719,216)       25,872

Issuance of Common
 Stock and Warrants
 in connection with
 public offering, net
 of issuance costs
 of $634,146            -           -       1,000,000      1,000      3,718,917          -       3,782,917

Net loss                -           -             -          -              -       (719,882)     (719,882)
                   --------     -------    ----------  ---------    -----------  -----------   -----------
Balance,
 June 25,1999       700,000     $   700     1,130,000 $    1,130    $ 7,526,175  $(4,439,098)  $ 3,088,907
                   ========     =======    ==========  =========    ===========  ===========   ===========



          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                          FINANCIAL STATEMENTS.
                                  -F4-

                        HOST AMERICA CORPORATION
                        STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED JUNE 25, 1999 AND JUNE 28, 1998

                                                     For the years ended
                                             ---------------------------------
                                              June 25, 1999     June 28, 1998
                                             ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                      $  (719,882)    $(3,602,849)
  Adjustments to reconcile net loss to net
  cash (used in) provided by operating activities
    Depreciation and amortization                   134,880          84,180
    Gain on sale of property and equipment              -            15,561
    Compensation expense pursuant to
       issuance of preferred stock                      -         3,500,000
    Changes in operating assets and liabilities:
       Decrease (increase) in prepaid
        expenses and other                           10,122         (44,827)
       Increase in inventory                        (47,897)            (48)
       Increase in accounts receivable              (66,202)        (49,726)
       (Decrease) increase in accrued expenses     (168,410)        188,467
       (Decrease) increase in accounts payable     (507,476)        289,813
                                                -----------     -----------
    Net cash (used in) provided by operating
     activities                                  (1,364,865)        380,571
                                                -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property and equipment          -            15,561
  Purchases of property and equipment              (243,842)        (76,481)
                                                -----------     -----------
    Net cash used in investing activities          (243,842)        (60,920)
                                                -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock and
   warrants, net                                  3,782,917             -
  Decrease (increase) in deferred offering costs    486,029        (486,029)
  Proceeds from demand note payable and
   long-term debt                                   118,762         173,906
  (Decrease) increase in due to officer/director    (17,041)          6,400
  Principal payments on long-term debt             (220,974)       (104,520)
                                                -----------     -----------
    Net cash provided by (used in) financing
     activities                                   4,149,693        (410,243)
                                                -----------     -----------

NET INCREASE (DECREASE) IN CASH                   2,540,986         (90,592)

CASH AND CASH EQUIVALENTS, beginning of year         49,529         140,121
                                                -----------     -----------

CASH AND CASH EQUIVALENTS, end of year          $ 2,590,515     $    49,529
                                                ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid during the year for:
    Interest                                    $    28,589     $    20,962
    Income taxes                                        -             1,774
  Non cash investing and financing activities
    Long-term debt incurred to acquire
       property and equipment                        83,147         128,942




          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                          FINANCIAL STATEMENTS.
                                  -F5-

                       HOST AMERICA CORPORATION
                     NOTES TO FINANCIAL STATEMENTS
                    JUNE 25, 1999 AND JUNE 28, 1998


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          NATURE OF OPERATIONS

          Host America Corporation (the Company) was incorporated in Delaware on February 6, 1986 with the name University Dining Services, Inc. On March 9, 1998, the Company filed a certificate of amendment changing its name to Host America Corporation, and during fiscal 1999 changed its state of incorporation from Delaware to Colorado. The Company is a contract food management organization which specializes in providing full service restaurant and employee dining, special event catering, vending and office coffee service to business and industry accounts located in the Northeast. Approximately 92% of sales are directly related to the management of corporate restaurants and catering, with the remaining 8% of sales attributable to vending operations.

          FISCAL YEAR

          The Company's fiscal year ends on the last Sunday in June.
          Fiscal years in the two-year periods ended June 25, 1999 and June 28, 1998, each contain fifty-two weeks.

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

          CASH EQUIVALENTS

          For the purpose of the statement of cash flows, the Company defines cash equivalents as highly liquid instruments with an original maturity of three months or less. The Company had cash equivalents totaling $2,281,000 and $-0- at June 25, 1999 and June 28, 1998, respectively.

          INVENTORY

          Inventory consists primarily of food supplies and is stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

                                  -F6-

                       HOST AMERICA CORPORATION
               NOTES TO FINANCIAL STATEMENTS (Continued)
                    JUNE 25, 1999 AND JUNE 28, 1998


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          DEFERRED OFFERING COSTS

          Deferred offering costs consist of specific incremental costs incurred in connection with an offering of securities. These costs were applied against the proceeds of the offering which was completed in July, 1998 (SEE NOTE 7).

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

          ADOPTION OF ACCOUNTING STANDARDS

          EARNINGS PER SHARE

          The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. SFAS No. 128 simplifies the standards for computing earnings per share (EPS) and replaces the presentation of primary and fully-diluted EPS with a presentation of basic and diluted EPS. Implementation of SFAS No. 128 did not have any impact on the Company's calculation of EPS.

          Net loss per common share was computed based upon 1,039,590 and 130,000 weighted average shares outstanding during the years ending June 25, 1999 and June 28, 1998, respectively. Dilutive earnings per share was not presented as the potentially dilutive convertible preferred stock and stock purchase options are anti-dilutive.

                                  -F7-

                       HOST AMERICA CORPORATION
              NOTES TO FINANCIAL STATEMENTS (Continued)
                    JUNE 25, 1999 AND JUNE 28, 1998


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          ACCOUNTING FOR STOCK-BASED COMPENSATION

          The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which establishes a fair value based method of accounting for an employee stock option or similar equity instrument. SFAS No. 123 gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25, the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to present the effects of using the new measurement criteria. The Company intends to continue using the measurement prescribed by APB Opinion No. 25, and accordingly, this pronouncement will not affect the Company's financial position or results of operations.

          SEGMENT INFORMATION

          Statement of Financial Accounting Standards (SFAS) No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, was issued effective for fiscal years ending after December 15, 1998. The Company's primary operating segments are the management of corporate restaurants and catering and vending operations. The vending operations do not meet the quantitative thresholds of SFAS No. 131 and therefore, the Company has not adopted the reporting requirements of this Statement.

NOTE 2 -  FINANCIAL INSTRUMENTS

          CONCENTRATIONS OF CREDIT RISK

          The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

          * Cash and cash equivalents - The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company has cash balances on deposit with banks at June 25, 1999 and June 28, 1998 that exceeded federal depository insurance limits by $2,763,043 and $ -0-, respectively.

          * Accounts receivable - The Company grants credit to its customers, substantially all of whom are provided full service restaurant and employee dining services. Four major customers comprise 71% of accounts receivable as of June 25, 1999 and three major customers comprise 74% of accounts receivable at June 28, 1998. Net revenues from individual customers which exceeded ten percent of total net revenues during the years ended June 25, 1999 and June 28, 1998 aggregated 42% (2 customers) and 55% (2 customers), respectively. The Company reviews a customer's credit history before extending credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Such losses have been within management's expectations.

                                  -F8-

                       HOST AMERICA CORPORATION
               NOTES TO FINANCIAL STATEMENTS (Continued)
                    JUNE 25, 1999 AND JUNE 28, 1998


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

          The carrying amount of the Company's financial instruments approximates their fair value as outlined below:

          * Cash and cash equivalents, accounts receivable, due to officer/director, accounts payable and accrued expenses - The carrying amounts approximate their fair value because of the short maturity of those instruments.

          * Demand note payable, long-term debt - The carrying amount approximates fair value as the interest rates on the various notes approximate the Company's estimated incremental borrowing rate.

          The Company's financial instruments are held for other than trading purposes.

NOTE 3 -  PROPERTY AND EQUIPMENT

          A summary of property and equipment is as follows:

                                                   June 25,       June 28,
                                                     1999           1998
                                                   --------       --------

            Equipment and fixtures                 $786,450       $502,909
            Vehicles                                200,924        158,878
            Leasehold improvements                    8,491          7,089
                                                   --------       --------
                                                    995,865        668,876
               Less: accumulated depreciation
                 and amortization                   479,502        344,622
                                                   --------       --------
                                                   $516,363       $324,254
                                                   ========       ========

          Depreciation and amortization expense for the years ended June 25, 1999 and June 28, 1998 totaled $134,880 and $84,180, respectively.



                                  -F9-

                       HOST AMERICA CORPORATION
               NOTES TO FINANCIAL STATEMENTS (Continued)
                    JUNE 25, 1999 AND JUNE 28, 1998

NOTE 4 -  DEMAND NOTE PAYABLE

          On March 3, 1998, the Company obtained a six-month working capital loan totaling $75,000. The loan agreement required the Company to make monthly payments of interest only at 1 1/2% above the highest Wall Street Journal Prime Lending Rate (10% at June 25, 1999). The loan was collateralized by substantially all of the assets of the Company and had been personally guaranteed by the officers.

NOTE 5 -  LONG-TERM DEBT

          Long-term debt consists of the following as of June 25, 1999 and June 28, 1998:
                                                      1999           1998
                                                    --------       --------

            Various equipment notes payable at
            interest rates ranging from 10% to
            10.25%, maturing through December,
            2002.  The notes are secured by
            the related equipment.                  $123,134       $145,236

            Note payable to bank at 8.25%
            interest, payable in monthly
            installments of principal and
            interest totaling $2,680, final
            payment due April, 2002                  105,133            -

            Various vehicle notes payable at
            interest rates ranging from 8.75%
            to 10.5%, maturing through January,
            2003.  The notes are secured by
            the related vehicles.                     68,660         63,933

            Note payable to bank with monthly
            principal payments of $1,250 plus
            interest at 10%, maturing September
            10, 2002.                                 48,749         63,750

            Note payable to vendor at an
            interest rate of 18 1/2%.                    -           16,822
                                                    --------       --------
                                                     345,676        289,741
            Less: current portion                    126,601        123,661
                                                    --------       --------
                                                    $219,075       $166,080
                                                    ========       ========

          Maturities of long-term debt for each of the fiscal years succeeding June 25, 1999 are as follows:

                     2000                            126,601
                     2001                             97,986
                     2002                             71,188
                     2003                             41,831
                     2004                              8,070
                                                    --------
                                                    $345,676
                                                    ========

NOTE 6 -  DUE TO OFFICER/DIRECTOR
          Demand amounts due to officer/director accrued interest at the rate of 9.95% per annum.

                                  -F10-

                       HOST AMERICA CORPORATION
               NOTES TO FINANCIAL STATEMENTS (Continued)
                    JUNE 25, 1999 AND JUNE 28, 1998

NOTE 7 -  STOCKHOLDERS' EQUITY

          PUBLIC STOCK OFFERING

          In July, 1998, the Company issued 1,000,000 common shares and 1,000,000 common stock warrants through a public offering, resulting in net proceeds (after deducting issuance costs) of $3,782,917.

          STOCK OPTIONS

          In August, 1997, the Company granted stock purchase options to certain officers and directors of the Company extending the right to purchase up to 12,000 shares of the Company's common stock at an exercise price determined by the Company's Board of Directors to be five dollars per share. The stock purchase options are subject to certain adjustment provisions in the event of any stock dividends, reverse splits and/or reclassifications of common stock, and expire ten years from the date of the grant.

          A summary of the status of the Company's stock options and changes during the year is presented below:

                                       June 25, 1999         June 28, 1998
                                    --------------------  ------------------
                                    Outstanding    Price  Outstanding  Price
                                    -----------    -----  -----------  -----
           Outstanding at
            beginning of year           12,000     $5.00      -          -
           Granted                         -         -      12,000     $5.00
           Exercised                       -         -        -          -
           Canceled                        -         -        -          -
                                        ------     -----    ------     -----
           Outstanding at end of year   12,000     $5.00    12,000     $5.00
                                        ======     =====    ======     =====

          The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. As discussed in Note 1, the Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, does not recognize compensation cost at the grant date. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, net income and earnings per common share would have been adjusted to the pro forma amounts indicated below:
                                                   June 25,      June 28,
                                                     1999          1998
                                                   --------      ---------

               Net loss - as reported             $(719,882)   $(3,602,849)
               Net loss - pro forma                (719,882)    (3,634,169)
               Loss per common share - as reported     (.69)        (27.71)
               Loss per common share - pro forma       (.69)        (27.96)

          The fair value of each option grant is estimated on the date of grant with the following assumptions:

               Expected dividend yield                         0%
               Expected volatility                            N/A
               Risk-free interest rate                       6.5%
               Expected life of options                120 months

                                 -F11-

                       HOST AMERICA CORPORATION
              NOTES TO FINANCIAL STATEMENTS (Continued)
                    JUNE 25, 1999 AND JUNE 28, 1998


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

          PREFERRED STOCK

          On March 1, 1998, the Company issued 700,000 shares of Preferred Stock to certain officers and directors of the Company. Each share of Preferred Stock is convertible into one share of Common Stock at a conversion value of $5.00 per share. The conversion price can potentially decrease should the Company meet certain revenue and pre-tax earnings incentives over the next three years and in the event the Company does not attain any of the incentives, each share of Series A Preferred Stock then outstanding shall automatically convert, at no additional cost to the holder into one (1) share of common stock at the end of five
          (5) years. The Preferred Shares have been valued by the Board of Directors at $5.00 per share based on the stock's conversion value. The Preferred Shares are entitled to vote on all matters that the Common Stock is entitled to vote on the basis of one vote per share. Compensation expense of $3,500,000 has been recognized in selling, general and administrative expenses in the accompanying statements of operations as a result of this transaction.

NOTE 8 -  INCOME TAXES

          The provision for income taxes consists of the following for the years ending June 25, 1999 and June 28, 1998:

                                                      1999           1998
                                                     -------        -------
            Current
               Federal                               $   -          $   -
               State                                     -              -
            Deferred                                     -              -
                                                     -------        -------
                                                     $   -          $   -
                                                     =======        =======

          The Company has federal net operating loss carryforwards of approximately $987,387 expiring in fiscal 2014.



                                 -F12-

                       HOST AMERICA CORPORATION
              NOTES TO FINANCIAL STATEMENTS (Continued)
                    JUNE 25, 1999 AND JUNE 28, 1998


NOTE 8 -  INCOME TAXES (Continued)

          Expected tax expense based on the federal statutory rate is reconciled with the actual expense for the years ended June 25, 1999 and June 28, 1998 as follows:

                                                      1999           1998
                                                     -------        -------

            Statutory federal income tax                 34%            34%
            State taxes, net of federal
               income tax benefit                         -              -
            Other                                         1              1
            Utilization of net operating loss
               carryforwards                              -              -
            Change in valuation allowance               (35)           (35)
                                                        ----           ----
                                                          -              -%
                                                        ====           ====

          The significant components of the deferred tax provision are as follows:

                                                     1999           1998
                                                   --------       --------
            Net operating loss - federal           $246,000         $3,000
            Net operating loss - state               89,000         (1,000)
            Allowance for doubtful accounts           4,000            800
            Issuance of preferred stock                 -         (980,000)
            Valuation allowance                    (339,000)       977,200
                                                   --------       --------
                                                   $    -         $    -
                                                   ========       ========

          The components of the deferred tax asset account as of June 25, 1999 and June 28, 1998 are as follows:

                                                     1999           1998
                                                   --------       --------
            Deferred tax assets:
            Issuance of preferred stock            $980,000       $980,000
            Net operating loss - federal            276,000         30,000
            Net operating loss - state               90,000          1,000
            Allowance for doubtful accounts           6,000          2,000
            Valuation allowance                  (1,322,000)      (983,000)
                                                 ----------     ----------
               Total deferred tax asset          $   30,000     $   30,000
                                                 ==========     ==========

          The Company establishes a valuation allowances in accordance with the provisions of SFAS No. 109, ACCOUNTING FOR INCOME TAXES.
          The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized. In fiscal 1999, the Company increased the valuation allowance by approximately $339,000 based upon reasonable and prudent tax planning strategies.

                                 -F13-

                       HOST AMERICA CORPORATION
              NOTES TO FINANCIAL STATEMENTS (Continued)
                    JUNE 25, 1999 AND JUNE 28, 1998


NOTE 9 -  COMMITMENTS

          OPERATING LEASES

          The Company leases its office facility under a verbal agreement with a monthly payment of $2,875. The verbal agreement is an extension of a three year lease agreement which expired in October, 1997 and required a monthly payment of $1,575. Rent expense charged to operations under this and preceding leases aggregated $32,750 and $22,300 for the years ended June 25, 1999 and June 28, 1998, respectively.

          The Company is also leasing various equipment under certain other operating leases which expire within one to two years. In certain cases, the cost of leasing the equipment is billed to customers in connection with the Company's cafeteria services. Rent expense for these operating leases for equipment aggregated $19,264 and $27,026 for the years ended June 25, 1999 and June 28, 1998, respectively.

          Lastly, the Company leases a food service and banquet facility from the Town of Hamden, Connecticut under the terms of a three-year lease agreement expiring in December, 1999. Rent expense charged to operations under this lease agreement aggregated $28,650 and $25,200 for the years ended June 25, 1999 and June 28, 1998, respectively.

          Future minimum lease payments on all operating leases for each of the fiscal years succeeding June 25, 1999 are as follows:

                        2000                     $   85,667
                        2001                         78,006
                        2002                         96,248
                        2003                         97,212
                        2004                         97,212
                                                  ---------
                                                  $ 454,345
                                                  =========

          EMPLOYMENT CONTRACTS

          On February 19, 1998, the Company entered into five-year employment agreements with its officers/directors. Under the terms of the agreements, the President and Vice President of the Company are to receive annual salaries of $85,000 and $80,000, respectively, which may be increased by the Company's Compensation Committee or the Board of Directors, but shall not be decreased without the consent of the employee. Both individuals receive an expense account, an automobile expense allowance, related business expenses and all other benefits afforded other employees. The Company also provides health, disability and insurance to each of these individuals. On March 23, 1999, the Board of Directors approved an increase in the annual salaries of the President and Vice President to $105,000 and $100,000, respectively.

                                 -F14-

                       HOST AMERICA CORPORATION
              NOTES TO FINANCIAL STATEMENTS (Continued)
                    JUNE 25, 1999 AND JUNE 28, 1998


NOTE 10 - ADVERTISING

          The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense was $23,073 and $12,553 for the years ended June 25, 1999 and June 28, 1998, respectively.

NOTE 11 - 401K PLAN

          On January 4, 1999, the Company registered 30,000 shares of .001 par value common stock which may be issued in connection with the Company's 401(k) Plan (the Plan). The Plan covers all participating employees who have a minimum of one year of service. The Company matches employee contributions at a rate of twenty-five percent up to a maximum of three percent of the participating employees' gross earnings. Employees become fully vested in the Company's contribution after six years of service. The Company's contributions for the years ended June 25, 1999 and June 28, 1998 totaled $3,048 and $-0-, respectively.

NOTE 12 - YEAR 2000 ISSUE

          The Year 2000 issue is a result of shortcomings in many electronic data processing systems and other electronic equipment that may adversely affect the Company's operations on or after January 1, 2000.

          Management believes that the Company has completed the assessment, remediation and validation/testing procedures required to address the Year 2000 issue. The Company has not yet obtained Year 2000 compliance certifications from key organizations with which the Company does business, but plans on completing this task in the near future.

          Because of the unprecedented nature of the Year 2000 issue, its effects and the success of related remediation efforts will not be fully determinable until the year 2000 and thereafter. Management cannot assure that the Company is or will be Year 2000 ready, that the Company's remediation efforts will be successful in whole or in part, or that the parties with whom the Company does business will be Year 2000 ready.









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


Signature                  Title                          Date
---------                  -----                          ----


 /s/ GEOFFREY W. RAMSEY    President, Director, Chief  September 21, 1999
-------------------------- Executive Officer and       ------------------
Geoffrey W. Ramsey         Principal Financial and
                           Accounting Officer

 /s/ DAVID J. MURPHY       Vice President and Director September 21, 1999
--------------------------                             ------------------
David J. Murphy


 /s/ ANNE L. RAMSEY        Secretary and Director      September 21, 1999
--------------------------                             ------------------
Anne L. Ramsey


/s/ THOMAS P. EAGAN, JR.   Director                    September 21, 1999
--------------------------                             ------------------
Thomas P. Eagan, Jr.


/s/ PATRICK J. HEALY       Director                    September 21, 1999
--------------------------                             ------------------
Patrick J. Healy


/s/ JOHN D'ANTONA          Director                    September 21, 1999
--------------------------                             ------------------
John D'Antona