Form 10-Q
period 1999-09-30
HOST AMERICA CORP
filed 1999-11-12
CIK 809012

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1999   Commission File Number  33-11170-B

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


                                        Number of shares outstanding at
            Class                              September 30, 1999
Common Stock, $.001 par value                   1,130,000 shares

                       HOST AMERICA CORPORATION
                     SEPTEMBER 30, 1999 FORM 10-Q
                                 INDEX


PART I - FINANCIAL INFORMATION                                       PAGE

Item 1.   Financial Statements

          Balance Sheets - September 30, 1999 (Unaudited) and
          June 25, 1999 (Audited)                                      3

          Condensed Statements of Operations -three months
          ended September 30, 1999 (Unaudited) and
          September 27, 1998 (Unaudited)                               4

          Condensed Statements of Cash Flows - three months
          ended September 30, 1999 (Unaudited) and
          September 27, 1998 (Unaudited)                               5

          Notes to Condensed Financial Statements                      6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          7

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                            9

Item 2.   Changes in Securities                                        9

Item 3.   Defaults Upon Senior Securities                              9

Item 4.   Submission of Matters to a Vote of Security Holders          9

Item 5.   Other Information                                            9

Item 6.   Exhibits and Reports on Form 8-K                             9

          Signatures                                                  10

                        HOST AMERICA CORPORATION
                        CONDENSED BALANCE SHEETS




                                 ASSETS

                                                 September 30, 1999  June 25, 1999
                                                    (Unaudited)         (Audited)
                                                 ------------------  -------------
CURRENT ASSETS
  Cash and cash equivalents                          $  2,471,710   $  2,590,515
  Accounts receivable, net of allowance for doubtful
    accounts of $21,000 as of September 30, 1999
    and June 25, 1999, respectively                       442,669        447,191
  Inventory                                               242,744        221,704
  Prepaid expenses and other                              154,321        137,787
                                                     ------------   ------------
       Total current assets                             3,311,444      3,397,197

PROPERTY AND EQUIPMENT, net                               609,498        516,363
                                                     ------------   ------------
                                                     $  3,920,942   $  3,913,560
                                                     ============   ============



                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                  $    184,922   $    126,601
  Accounts payable                                        500,847        362,527
  Accrued expenses                                        126,144        116,450
                                                     ------------   ------------
       Total current liabilities                          811,913        605,578

LONG-TERM DEBT, less current portion included above       219,075        219,075

COMMITMENTS                                                     -              -

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 20,000,000 shares
    authorized, 700,000 shares issued and outstanding         700            700
  Common stock, $.001 par value, 80,000,000 shares
    authorized, 1,130,000 shares issued
    and outstanding as of September 30, 1999 and
    September 27, 1998, respectively                        1,130          1,130
  Additional paid-in capital                            7,526,175      7,526,175
  Deficit                                              (4,638,051)    (4,439,098)
                                                     ------------   ------------
       Total stockholders' equity                       2,889,954      3,088,907
                                                     ------------   ------------
                                                     $  3,920,942   $  3,913,560
                                                     ============   ============



     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                          FINANCIAL STATEMENTS.
                                   -3-

                        HOST AMERICA CORPORATION
                   CONDENSED STATEMENTS OF OPERATIONS


                                                     For the three months ended
                                               --------------------------------------
                                                September 30, 1999 September 27, 1998
                                                    (Unaudited)        (Unaudited)
                                                ------------------ ------------------
NET REVENUES                                         $  2,653,255    $  1,957,540

COST OF GOODS SOLD                                      2,390,347       1,653,520
                                                     ------------    ------------

    Gross profit                                          262,908         304,020

GENERAL AND ADMINISTRATIVE EXPENSES                       489,942         319,400
                                                     ------------    ------------

    Loss from operations                                 (227,034)        (15,380)

OTHER INCOME                                               28,081          21,440
                                                     ------------    ------------

    Net (loss) income                                $   (198,953)   $      6,060
                                                     ============    ============


NET (LOSS) INCOME PER COMMON SHARE                   $      (0.18)   $       0.01
                                                     ============    ============









     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                          FINANCIAL STATEMENTS.
                                   -4-

                        HOST AMERICA CORPORATION
                   CONDENSED STATEMENTS OF CASH FLOWS


                                                         For the three months ended
                                                 ---------------------------------------
                                                 September 30, 1999  September 27, 1998
                                                     (Unaudited)         (Unaudited)
                                                 ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                  $   (198,953)   $      6,060
  Adjustments to reconcile net (loss) income to net
    cash used in operating activities                      51,333          25,908
  Changes in operating assets and liabilities             114,962        (952,197)
                                                     ------------    ------------
       Net cash used in operating activities              (32,658)       (920,229)
                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                    (144,468)        (52,942)
                                                     ------------    ------------
       Net cash used in investing activities             (144,468)        (52,942)
                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from demand note payable and long
   term debt                                               89,971               -
  Proceeds from issuance of common stock and
   warrants, net                                                -       3,759,433
  Decrease in deferred offering costs                           -         486,029
  Decrease in due to officer/director                           -         (17,041)
  Principal payments on long-term debt                    (31,650)       (115,968)
                                                     ------------    ------------
       Net cash provided by financing activities           58,321       4,112,453
                                                     ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS     (118,805)      3,139,282

CASH AND CASH EQUIVALENTS, beginning of period          2,590,515          49,529
                                                     ------------    ------------

CASH AND CASH EQUIVALENTS, end of period             $  2,471,710    $  3,188,811
                                                     ============    ============








     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                          FINANCIAL STATEMENTS.
                                   -4-

                       HOST AMERICA CORPORATION
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (UNAUDITED)


NOTE A -  RECENTLY ISSUED ACCOUNTING STANDARDS

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

          Net income per common share was computed based upon 1,130,000 and 877,253 weighted average shares outstanding during the three months ended September 30, 1999 and September 27, 1998, respectively. Dilutive earnings per share was not presented as the potentially dilutive warrants, convertible preferred stock and stock purchase options are anti-dilutive.

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

                       HOST AMERICA CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company opened three new accounts in September, 1999, for Stanley Products. It is anticipated that these accounts will generate approximately $850,000 in annual sales. One account is located in East Greenwich, Rhode Island and the other two accounts are in New Britain, Connecticut. In addition to providing corporate dining, catering and coffee snack cart services, the Company is responsible for Stanley's office coffee and vending services.

In August, 1999, the Company determined it would be best to terminate the contracts at the Twin Rinks and Cummings Center. The Company spent considerable time and resources attempting to restructure these accounts, however it was determined that it would be more advantageous to focus the Company's energy on the core business.

The Company has incurred significant marketing expenses to showcase the Company in proposals to Fortune 500 Companies. The material is also being used for its merger and acquisition program.

The Company is in the process of finalizing a contract with the New York City Housing Authority. An early December, 1999, opening date is anticipated. Proposed annual revenues are estimated at $1.8 million.

RESULTS OF OPERATIONS

Net revenues for the three months ended September 30, 1999 were $2,653,255 as compared to $1,957,540 for the three months ended September 27, 1998. Accordingly, revenues increased $695,715 or approximately 36%. The increase is primarily due to the aggressive program of adding new facilities and maximizing revenue from existing facilities.

Cost of goods sold increased $736,827 for the three months ended September 30, 1999 when compared to the three months ended September 27, 1998. This increase can be attributed to the developmental costs involved in opening the Company's new accounts including marketing, inventory, and other start-up expenses. The Company also absorbed significant one-time charges to the first quarter in relation to the termination of the contracts for the Twin Rinks and the Cummings Center.

The Company incurred a net loss of $198,953 for the three months ended September 30, 1999 as compared to net income of $6,060 for the three months ended September 27, 1998. The losses in 1999 are due primarily to the expenses incurred in the opening of the Company's new accounts. The expenses related to the new accounts included hiring and training expenses for new full-time employees, and transportation, overnight expenses, rental expenses, and smallware costs.

LIQUIDITY AND CAPITAL RESOURCES

The company's liquidity as evidenced by its current ratio has declined.
The current ratio at September 30, 1999 and June 25, 1999 was 4.08:1 and 5.61:1, respectively. This decline is due mainly to the use of cash and an increase in financing to support the Company's rapid expansion.

                       HOST AMERICA CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Net cash flows for the three month period in 1999 resulted in a decrease in cash and cash equivalents of $118,805. Operating activities resulted in a cash outflow during the period of $32,658 primarily due to the net loss for the period. Purchases of equipment to support the rapid expansion of facilities under management amounted to $144,468 and the Company's financing activities resulted in a cash inflow of $58,321 due primarily to proceeds from financing sources.

Net cash flows for the three months ended September 27, 1998 resulted in an increase in cash and cash equivalents for the quarter of $3,139,282. Operating activities resulted in a cash outflow during the period of $920,229 primarily relating to the payment of liabilities upon receiving the proceeds of the public offering. Purchases of property and equipment to support the rapid expansion of facilities under management amounted to $52,942 and the Company's financing activities resulted in cash inflow of $4,112,453 due primarily to the receipt of proceeds from the public offering.

                      PART II - OTHER INFORMATION


Item 1 - Legal Proceedings                   NONE

Item 2 - Change in Securities                NONE

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








                                   HOST AMERICA CORPORATION



Date: November 11, 1999            By:/s/    GEOFFREY W. RAMSEY
-----------------------            -------------------------------------
                                   Geoffrey W. Ramsey, President
                                   and Chief Financial Officer