Form 10-Q
period 1999-12-31
HOST AMERICA CORP
filed 2000-02-15
CIK 809012

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1999   Commission File Number  33-11170-B

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


                                        Number of shares outstanding at
            Class                              December 31, 1999
Common Stock, $.001 par value                   1,138,444 shares

                        HOST AMERICA CORPORATION
                       DECEMBER 31, 1999 FORM 10-Q
                                  INDEX


PART I - FINANCIAL INFORMATION                                       Page

Item 1.   Financial Statements

          Balance Sheets - December 31, 1999 (Unaudited) and
          June 25, 1999 (Audited)                                       3

          Condensed Statements of Operations -three months ended
          December 31, 1999 (Unaudited) and December 25, 1998
          (Unaudited)                                                   4

          Condensed Statements of Operations -six months ended
          December 31, 1999 (Unaudited) and December 25, 1998
          (Unaudited)                                                   5

          Condensed Statements of Cash Flows - six months ended
          December 31, 1999 (Unaudited) and December 25, 1998
          (Unaudited)                                                   6

          Notes to Condensed Financial Statements                       7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     8

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                            10

Item 2.   Changes in Securities                                        10

Item 3.   Defaults Upon Senior Securities                              10

Item 4.   Submission of Matters to a Vote of Security Holders          10

Item 5.   Other Information                                            10

Item 6.   Exhibits and Reports on Form 8-K                             10

          Signatures                                                   11

                        HOST AMERICA CORPORATION
                             BALANCE SHEETS

                                 ASSETS

                                            December 31, 1999   June 25, 1999
                                               (Unaudited)        (Audited)
                                            -----------------  ---------------
CURRENT ASSETS
  Cash and cash equivalents                    $  1,955,076    $  2,590,515
  Accounts receivable, net of allowance for
    doubtful accounts of $21,000 as of December
    31, 1999 and June 25, 1999                      724,084         447,191
  Inventory                                         272,084         221,704
  Prepaid expenses and other                        146,408         137,787
                                               ------------    ------------
       Total current assets                       3,097,652       3,397,197

PROPERTY AND EQUIPMENT, net                         699,384         516,363
                                               ------------    ------------
                                               $  3,797,036    $  3,913,560
                                               ============    ============



                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt            $    157,017    $    126,601
  Accounts payable                                  500,591         362,527
  Accrued expenses                                  126,780         116,450
                                               ------------    ------------
       Total current liabilities                    784,388         605,578

LONG-TERM DEBT, less current portion included
  above                                             225,826         219,075

COMMITMENTS                                               -               -

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 20,000,000
    shares authorized, 700,000 shares issued and
    outstanding                                         700             700
  Common stock, $.001 par value, 80,000,000
    shares authorized, 1,138,444 and 130,000
    shares issued and outstanding as of
    December 31, 1999 and June 25, 1999,
    respectively                                      1,138           1,130
  Additional paid-in capital                      7,548,441       7,526,175
  Deficit                                        (4,763,457)     (4,439,098)
                                               ------------    ------------
       Total stockholders' equity                 2,786,822       3,088,907
                                               ------------    ------------
                                               $  3,797,036    $  3,913,560
                                               ============    ============



     The accompanying notes are an integral part of these condensed financial statements.

                        HOST AMERICA CORPORATION
                   CONDENSED STATEMENTS OF OPERATIONS


                                                 For the three months ended
                                            -----------------------------------
                                            December 31, 1999 December 25, 1998
                                               (Unaudited)       (Unaudited)
                                            ----------------- -----------------
NET REVENUES                                   $  3,104,582    $  2,027,690

COST OF GOODS SOLD                                2,786,184       1,886,363
                                               ------------    ------------

       Gross profit                                 318,398         141,327

GENERAL AND ADMINISTRATIVE EXPENSES                 487,419         481,566
                                               ------------    ------------

       Loss from operations                        (169,021)       (340,239)

OTHER INCOME                                         43,615          44,789
                                               ------------    ------------

       Net loss                                $   (125,406)   $   (295,450)
                                               ============    ============

LOSS PER COMMON SHARE                          $      (0.11)   $      (0.26)
                                               ============    ============









     The accompanying notes are an integral part of these condensed financial statements.

                        HOST AMERICA CORPORATION
                   CONDENSED STATEMENTS OF OPERATIONS


                                                  For the six months ended
                                            -----------------------------------
                                            December 31, 1999 December 25, 1998
                                               (Unaudited)       (Unaudited)
                                            ----------------- -----------------
NET REVENUES                                   $  5,757,837    $  3,985,230

COST OF GOODS SOLD                                5,176,531       3,539,883
                                               ------------    ------------

       Gross profit                                 581,306         445,347

GENERAL AND ADMINISTRATIVE EXPENSES                 977,361         800,966
                                               ------------    ------------

       Loss from operations                    $   (396,055)   $   (355,619)

OTHER INCOME                                         71,696          66,229
                                               ------------    ------------

       Net loss                                $   (324,359)   $   (289,390)
                                               ============    ============

LOSS PER COMMON SHARE                          $      (0.29)   $      (0.26)
                                               ============    ============









     The accompanying notes are an integral part of these condensed financial statements.

                        HOST AMERICA CORPORATION
                   CONDENSED STATEMENTS OF CASH FLOWS


                                                      For the six months ended
                                                -----------------------------------
                                                December 31, 1999 December 25, 1998
                                                   (Unaudited)       (Unaudited)
                                                ----------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $   (324,359)   $   (289,390)
  Adjustments to reconcile net loss to net
    cash used in operating activities                    101,921          52,893
  Changes in operating assets and liabilities           (187,500)       (877,693)
                                                    ------------    ------------
       Net cash used in operating activities            (409,938)     (1,114,190)
                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                   (266,118)       (103,609)
                                                    ------------    ------------
       Net cash used in investing activities            (266,118)       (103,609)
                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock and
    warrants, net                                          3,450       3,759,433
  Decrease in deferred offering costs                          -         486,029
  Decrease in due to officer/director                          -         (17,041)
  Proceeds (payment) from demand note payable and
    long term debt                                        37,167        (130,092)
                                                    ------------    ------------

       Net cash provided by  financing activities         40,617       4,098,329
                                                    ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS    (635,439)      2,880,530

CASH AND CASH EQUIVALENTS, beginning of period         2,590,515          49,529
                                                    ------------    ------------

CASH AND CASH EQUIVALENTS, end of period            $  1,955,076    $  2,930,059
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

          Net income per common share was computed based upon 1,134,079 and 1,130,000 weighted average shares outstanding during the three months ended December 31, 1999 and December 25, 1998, respectively. Dilutive earnings per share was not presented as the potentially dilutive warrants, convertible preferred stock and stock purchase options are anti-dilutive.

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

NOTE B -  STOCK ISSUANCE

          On July 28, 1999, the Board of Directors authorized the issue of 2,476 shares of the Company's common stock to an employee for payment of goals achieved and to an attorney for services performed. On November 1, 1999, the Board of Directors authorized the issue of 5,968 shares of the Company's common stock to three employees as compensation for goals achieved. Total compensation expense recognized in connection with the issuance of these shares totaled $18,824.

                        HOST AMERICA CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company opened eight new accounts during the quarter ending December 31, 1999. It is anticipated that these accounts will generate approximately $3.1 million in annual sales. However, the Company did incur opening expenses for these accounts for training, inventory and smallware investments.

On October 4, 1999, the Company opened the following three accounts:
Corporate Campus I, Bayer Pharmaceuticals and Merritt Corporate Woods all located in Milford, Connecticut. The Company is responsible for providing corporate dining, catering, office coffee and vending services to these clients.

On October 4, 1999, the Company opened Stolt-Nielson Transportation Group located in Greenwich, Connecticut. The Company is responsible for providing corporate dining, catering and office coffee services for this client.

On October 11, 1999, the Company opened two accounts for Oxford Health Plans located in Nashua and Hookset, New Hampshire. The Company is responsible for providing corporate dining, catering and office coffee services for this client.

On November 15, 1999, the Company opened Priceline.com, the internet service that lets you "Name Your Own Price", located in Norwalk, Connecticut. The Company is responsible for providing corporate dining, catering, office coffee and vending services. At this account in addition to providing breakfast and lunch, the Company also serves a dinner meal. Priceline.com stated that one of the major reasons for choosing the Company was due to "its HMR program" (HOMEfood MARKET). The Company has spent considerable resources developing this program and feels this is evidence of its value.

On December 16, 1999, the Company opened 499 Cafe located in Edison, New Jersey. The Company is responsible for providing a cafeteria service with catering, office coffee service and vending to the client.

The Company expected to open a new account for the New York City Housing Authority, but due to construction delays by the client's contractor, the opening was moved to January, 2000. The customer is reimbursing the Company for out of pocket expenses incurred by the Company.

In the November, 1999, issue of the Food Management magazine on pages 48 and 49, the Company's HOMEfood MARKET program was prominently featured. The Company was notified it will be listed in the Food Service Director magazine's March issue as one of 100 top food service companies. These articles indicate that the food service industry recognizes the Company's level of expertise and reputation.

The new account activity is a reflection of the Company's continued commitment to grow the business. At the present time the Company is strategically investing its resources in developing new accounts and exploring acquisition candidates.

                        HOST AMERICA CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS

Net revenues for the three months ended December 31, 1999 were $3,104,582 as compared to $2,027,690 for the three months ended December 25, 1998. Accordingly, revenues increased $1,076,892 or approximately 53%. Net revenues for the six months ended December 31, 1999 increased $1,772,607, or 45%, when compared to the six months ended December 25, 1998. The increases are primarily due to the aggressive program of adding new facilities and maximizing revenue from existing facilities.

Cost of goods sold increased $899,821 and $1,636,648 for the three and six months ended December 31, 1999, respectively, when compared to the three and six months ended December 25, 1998. This increase reflects not only the costs of increased sales volume but also the significant start-up expenses associated with the new account openings.

The Company incurred a net loss of $125,406 and $324,359 for the three and six months ended December 31, 1999, respectively, as compared to net loss of $295,450 and $289,390 for the three and six months ended December 25, 1998, respectively. The losses in 1999 are due primarily to the start-up expenses incurred in the opening of the Company's new accounts. The expenses related to the new accounts included hiring and training expenses for new full-time employees, temporary travel and living expenses, rental expenses, and smallware costs.

LIQUIDITY AND CAPITAL RESOURCES

The company's liquidity as evidenced by its current ratio has declined. The current ratio at December 31, 1999 and June 25, 1999 was 3.9:1 and 5.61:1, respectively. This decline is due mainly to the use of working capital to support the Company's rapid expansion.

Net cash flows for the six month period in 1999 resulted in a decrease in cash and cash equivalents of $635,439. Operating activities resulted in a cash outflow during the period of $409,938 primarily due to the net loss for the period. Purchases of equipment to support the rapid expansion of facilities under management amounted to $266,118 and the Company's financing activities resulted in a cash inflow of $40,617 due primarily to proceeds from financing sources.

Net cash flows for the six months ended December 25, 1998 resulted in an increase in cash and cash equivalents for the quarter of $2,880,530. Operating activities resulted in a cash outflow during the period of $1,114,190 primarily relating to the payment of liabilities upon receiving the proceeds of the public offering. Purchases of property and equipment to support the rapid expansion of facilities under management amounted to $103,609 and the Company's financing activities resulted in cash inflow of $4,098,329 due primarily to the receipt of proceeds from the public offering.

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








                                   HOST AMERICA CORPORATION



Date: February 14, 2000            By:/s/ GEOFFREY W. RAMSEY
                                   -------------------------
                                   Geoffrey W. Ramsey, President
                                   and Chief Executive Officer