Form 10-Q
period 2000-03-31
HOST AMERICA CORP
filed 2000-05-12
CIK 809012

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2000       Commission File Number  33-11170-B

                        HOST AMERICA CORPORATION
         (Exact name of registrant as specified in its charter)

          COLORADO                             06-1168423
--------------------------------------------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)

2 Broadway                 Hamden, Connecticut                 06518-2697
--------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip code)


Registrant's telephone number, including area code     (203) 248-4100
--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


--------------------------------------------------------------------------

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


                                        Number of shares outstanding at
            Class                                March 31, 2000
Common Stock, $.001 par value                   1,138,444 shares

                        HOST AMERICA CORPORATION
                        MARCH 31, 2000 FORM 10-Q
                                  INDEX


PART I - FINANCIAL INFORMATION                                       PAGE

Item 1.   Financial Statements

          Condensed Balance Sheets - March 31, 2000 (Unaudited) and
          June 25, 1999 (Audited)                                       3

          Condensed Statements of Operations -three months ended
          March 31, 2000 (Unaudited) and March 26, 1999 (Unaudited)     4

          Condensed Statements of Operations -nine months ended
          March 31, 2000 (Unaudited) and March 26, 1999 (Unaudited)     5

          Condensed Statements of Cash Flows - nine months ended
          March 31, 2000 (Unaudited) and March 26, 1999 (Unaudited)     6

          Notes to Condensed Financial Statements                       7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     8

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                            10

Item 2.   Changes in Securities                                        10

Item 3.   Defaults Upon Senior Securities                              10

Item 4.   Submission of Matters to a Vote of Security Holders          10

Item 5.   Other Information                                            10

Item 6.   Exhibits and Reports on Form 8-K                             10

          Signatures                                                   11

                        HOST AMERICA CORPORATION
                        CONDENSED BALANCE SHEETS

                                 ASSETS

                                                     March 31, 2000   June 25, 1999
                                                      (Unaudited)       (Audited)
                                                   ---------------------------------
CURRENT ASSETS
  Cash and cash equivalents                           $  1,777,991    $  2,590,515
  Accounts receivable, net of allowance for
    doubtful accounts of $21,000 as of March
    31, 2000 and June 25, 1999                             848,616         447,191
  Inventory                                                308,912         221,704
  Prepaid expenses and other                               105,866         137,787
                                                      ------------    ------------
       Total current assets                              3,041,385       3,397,197

PROPERTY AND EQUIPMENT, net                                722,847         516,363
                                                      ------------    ------------
                                                      $  3,764,232    $  3,913,560
                                                      ============    ============



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                   $     39,175    $    126,601
  Accounts payable                                         614,628         362,527
  Accrued expenses                                         138,063         116,450
                                                      ------------    ------------
       Total current liabilities                           791,866         605,578

LONG-TERM DEBT, less current portion included above        309,329         219,075

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 20,000,000 shares
    authorized, 700,000 shares issued and outstanding          700             700
  Common stock, $.001 par value, 80,000,000 shares
    authorized, 1,138,444 and 1,130,000 shares issued
    and outstanding as of March 31, 2000 and
    June 25, 1999, respectively                              1,138           1,130
  Additional paid-in capital                             7,548,441       7,526,175
  Deficit                                               (4,887,242)     (4,439,098)
                                                      ------------    ------------
       Total stockholders' equity                        2,663,037       3,088,907
                                                      ------------    ------------
                                                      $  3,764,232    $  3,913,560
                                                      ============    ============



     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                          FINANCIAL STATEMENTS.

                        HOST AMERICA CORPORATION
                   CONDENSED STATEMENTS OF OPERATIONS


                                                        For the three months ended
                                                    ---------------------------------
                                                      March 31, 2000  March 26, 1999
                                                       (Unaudited)     (Unaudited)
                                                    --------------------------------
NET REVENUES                                          $  3,428,032    $  2,134,212

COST OF GOODS SOLD                                       3,209,030       1,863,809
                                                      ------------    ------------

    Gross profit                                           219,002         270,403

GENERAL AND ADMINISTRATIVE EXPENSES                        365,130         505,590
                                                      ------------    ------------

    Loss from operations                                  (146,128)       (235,187)

OTHER INCOME (EXPENSE)                                       22,340          34,409
                                                       ------------    ------------

    Net loss                                           $   (123,788)   $   (200,778)
                                                       ============    ============

NET LOSS PER COMMON SHARE                              $      (0.11)   $      (0.18)
                                                       ============    ============









     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                          FINANCIAL STATEMENTS.

                        HOST AMERICA CORPORATION
                   CONDENSED STATEMENTS OF OPERATIONS


                                                        For the nine months ended
                                                    ---------------------------------
                                                      March 31, 2000  March 26, 1999
                                                       (Unaudited)     (Unaudited)
                                                    --------------------------------
NET REVENUES                                          $  9,185,869    $  6,119,445

COST OF GOODS SOLD                                       8,385,561       5,403,691
                                                      ------------    ------------

    Gross profit                                           800,308         715,754

GENERAL AND ADMINISTRATIVE EXPENSES                      1,342,491       1,306,741
                                                      ------------    ------------

    Loss from operations                                  (542,183)       (590,987)

OTHER INCOME                                                94,036         100,633
                                                      ------------    ------------

    Net loss                                          $   (448,147)   $   (490,354)
                                                      ============    ============

NET LOSS PER COMMON SHARE                             $      (0.39)   $      (0.45)
                                                      ============    ============









     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                          FINANCIAL STATEMENTS.

                        HOST AMERICA CORPORATION
                   CONDENSED STATEMENTS OF CASH FLOWS


                                                        For the nine months ended
                                                    --------------------------------
                                                     March 31, 2000  March 26, 1999
                                                       (Unaudited)     (Unaudited)
                                                    --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $   (448,147)   $   (490,354)
  Adjustments to reconcile net loss to net
    cash used in operating activities                      163,714          88,475
  Changes in operating assets and liabilities             (160,721)       (918,837)
                                                      ------------    ------------
       Net cash used in operating activities              (445,154)     (1,320,716)
                                                      ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                     (370,198)       (273,731)
                                                      ------------    ------------
       Net cash used in investing activities              (370,198)       (273,731)
                                                      ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from assumption of long-term debt               280,203             -
  Proceeds from issuance of common stock and
    warrants, net                                              -         3,759,433
  Deferred offering costs                                      -           486,029
  (Repayment of) due to officer/director                       -           (17,041)
  (Repayment of) demand note payable and
    long-term debt                                        (277,375)       (113,434)
                                                      ------------    ------------
       Net cash provided by financing activities             2,828       4,114,987
                                                      ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS      (812,524)      2,520,540

CASH AND CASH EQUIVALENTS, beginning of period           2,590,515          49,529
                                                      ------------    ------------

CASH AND CASH EQUIVALENTS, end of period              $  1,777,991    $  2,570,069
                                                      ============    ============









     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                          FINANCIAL STATEMENTS

                        HOST AMERICA CORPORATION
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                               (UNAUDITED)

NOTE A -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BASIS OF PRESENTATION

          The interim financial statements for the three and nine months ended March 31, 2000 and March 26, 1999 have been prepared by Host America Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) and disclosures necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-KSB for the year ended June 25, 1999.

          INVENTORY

          Inventory consists primarily of food supplies and is stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

          EARNINGS PER SHARE

          Net loss per common share was computed based upon 1,138,444 and 1,130,000 weighted average shares outstanding during the three months ended March 31, 2000 and March 26, 1999, respectively and 1,135,336 and 1,078,276 for the nine months ended March 31, 2000 and March 26, 1999, respectively. Dilutive earnings per share was not presented as the potentially dilutive warrants, convertible preferred stock and stock purchase options are anti-dilutive.

NOTE B -  STOCK ISSUANCE

          On July 28, 1999, the Board of Directors granted 2,476 shares of the Company's common stock to an employee for payment of goals achieved and to an attorney for services performed. On November 1, 1999, the Board of Directors granted 5,968 shares of the Company's common stock to three employees as compensation for goals achieved. Total compensation expense recognized in connection with the issuance of these shares totaled $18,824.

                        HOST AMERICA CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company opened three new corporate dining facilities during the quarter ending March 31, 2000. It is anticipated that these corporate dining facilities will generate approximately $915,000 in annual sales.

On January 6, 2000 the Company opened a corporate dining facility for the New York City Housing Authority located at 90 Church Street in Manhattan. The Company is responsible for providing corporate dining and catering services for this client.

On February 21, 2000 the company opened a corporate dining facility for Trumpf, Inc. located in Farmington, Connecticut. The Company is responsible for providing corporate dining and catering services for this client. In early June, 2000, the Company will be opening another corporate dining services facility for Trumpf, Inc. also in Farmington, Connecticut.

On February 28, 2000, the Company opened a corporate dining facility for Konover & Associates in Farmington, Connecticut. The Company is responsible for providing corporate dining, catering and office coffee service for this client.

The Company was featured in several articles during the quarter ended March 31, 2000. The February 28, 2000 issue of NATION'S RESTAURANT NEWS included an article - "dot.com dining" which details the Company's corporate dining facility services and HOMEfood MARKET program. The March, 2000 issue of TOTAL FOOD SERVICE announced the opening of the corporate dining facility at Konover & Associates in Farmington, Connecticut. On March 15, 2000, the FOOD SERVICE DIRECTOR listed the Company in it's 1999 results of "How
Contract Firms are Performing". The Company had the highest growth rate of the firms listed at 62%. On April 5, 2000, the NEW HAVEN REGISTER featured the Company in an article in the business section of the newspaper as "a
Hamden firm in national spotlight."

                        HOST AMERICA CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



RESULTS OF OPERATIONS

Net revenues for the three months ended March 31, 2000 were $3,428,032 as compared to $2,134,212 for the three months ended March 26, 1999. Accordingly, revenues increased $1,293,820 or approximately 61%. Net revenues for the nine months ended March 31, 2000 increased $3,066,424, or 50%, when compared to the nine months ended March 26, 1999. The increases are primarily due to the aggressive program of adding new facilities and maximizing revenue from existing facilities.

Cost of goods sold increased $1,345,221 and $2,981,870 for the three and nine months ended March 31, 2000, respectively, when compared to the three and nine months ended March 26, 1999. This increase reflects not only the costs of increased sales volume but also the significant start-up expenses associated with the new customer account openings.

The Company incurred a net loss of $123,788 and $448,147 for the three and nine months ended March 31, 2000, respectively, as compared to net loss of $200,778 and $490,354 for the three and nine months ended March 26, 1999, respectively. The losses are due primarily to the start-up expenses incurred in the opening of the Company's new customer accounts. The expenses related to the new accounts included hiring and training expenses for new full-time employees, temporary travel and living expenses, rental expenses, and smallware costs.

Although the Company expects its growth rate to continue, the impact of the start-up costs on losses from operations will diminish as the customer base grows. Further, profitability of existing units is expected to increase as operating costs stabilize, and as management continues to move sales and product mix to achieve optimum market penetration.

LIQUIDITY AND CAPITAL RESOURCES

The company's liquidity as evidenced by its current ratio has declined. The current ratio at March 31, 2000 and June 25, 1999 was 3.84:1 and 5.61:1, respectively. This decline is due mainly to the use of working capital to support the Company's rapid expansion.

Net cash flows for the nine month period in 2000 resulted in a decrease in cash and cash equivalents of $812,524. Operating activities resulted in a cash outflow during the period of $445,154 primarily due to the net loss for the period. Purchases of equipment to support the rapid expansion of facilities under management amounted to $370,198 and the Company's financing activities resulted in a cash inflow of $2,828 due primarily to proceeds from financing sources, net of repayments of long-term debt.

Net cash flows for the nine months ended March 26, 1999 resulted in an increase in cash and cash equivalents for the quarter of $2,520,540. Operating activities resulted in a cash outflow during the period of $1,320,716 primarily relating to the payment of liabilities upon receiving the proceeds of the public offering. Purchases of property and equipment to support the rapid expansion of facilities under management amounted to $273,731 and the Company's financing activities resulted in cash inflow of $4,114,987 due primarily to the receipt of proceeds from the public offering.

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








                                   HOST AMERICA CORPORATION



Date: May 12, 2000                 By:/s/    GEOFFREY W. RAMSEY
                                   ----------------------------
                                   Geoffrey W. Ramsey, President
                                   and Chief Executive Officer