Form 10KSB40
period 2000-06-30
HOST AMERICA CORP
filed 2000-09-28
CIK 809012

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                      _____________________________

                               FORM 10KSB

[ x ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended JUNE 30, 2000

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

                      COMMON STOCK, $.001 PAR VALUE
                    WARRANTS TO PURCHASE COMMON STOCK
                            (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At September 15, 2000, 1,328,122 shares of Common Stock, $.001 par value, were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on that date was approximately $5,639,408. Shares of Common Stock held by Officers, Directors and each person who owns more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates.
                  DOCUMENTS INCORPORATED BY REFERENCE:

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10KSB:

Proxy Materials for 2000 Annual Meeting of Shareholders to be held on November 21, 2000 - Items 10, 11, 12 and 13.

Page 1 of 47 pages                       Exhibits are indexed on page 26.

                                 PART I

Item 1.   DESCRIPTION OF BUSINESS
---------------------------------

GENERAL DEVELOPMENT OF BUSINESS

     EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DESCRIPTION OF THE COMPANY'S BUSINESS CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH IN THIS ANNUAL REPORT UNDER THE HEADING, "CERTAIN RISK RELATING TO THE COMPANY."

     The Company is a regional contract food service management company specializing in providing full restaurant and employee dining, special event catering, vending and office coffee service, home food replacement (fully cooked, home style meals, typically made from scratch, suitable for take out) and management of corporate dining rooms and cafeterias, in office complexes and manufacturing plants. The diversity of services allows the Company's clients to offer their employees full breakfast and lunch availability, multi-level catering and a variety of complimentary food service options. The Company currently has operations in Connecticut, New York, New Jersey and Rhode Island and, in the near future, the Company intends to expand to Texas.

     The Company estimates that the United States food service industry had annual revenues in excess of approximately $100 billion in 1999 and of that, $40 billion is concentrated in corporate services, the primary market niche in which the Company conducts its operations. The balance of annualized revenues are concentrated in the areas of hospital/health care, correctional facilities, military facilities and transportation facilities. Additionally, the home-meal replacement industry is a rapidly growing industry with annual sales 1999 estimated to range from $80 billion to $150 billion. Industry contracting revenues have continued rising since 1996 and are expected to continue to rise in 2000. The four largest nationals (Marriott, Aramark, CompassUSA, and Sodexho) have produced double-digit revenue gains of 15% adding more than 1,500 accounts in since 1997.

     Since its formation in 1986, the Company has grown from providing food service to colleges and preparatory schools in the New England area of the United States to a regional, full-service, food service provider to major corporations that have in total over 10,000 employees. With the acquisition of Lindley Food Services, Inc. ("Lindley") in July 2000, the Company now offers fresh prepared unitized meals for governmental programs primarily under fixed-price contracts in Connecticut and Massachusetts.
The Company maintains a number of large, multi-year contracts among its thirty-one separate operations. Some of the Company's larger contracts include Pitney Bowes, Inc. of Stamford, Connecticut (currently 6 locations with over 4,500 employees), Oxford Health Plans, Inc. of White Plains, New York (currently 5 locations with over 4,000 employees), Ft. James Paper Co. of Norwalk, Connecticut (with over 1,000 employees), and Stanley Works of New Britain, Connecticut and East Greenwich, Rhode Island (with over 5,700 employees).

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

     The Company continues to implement its home meal replacement program (the "HOMEfood MARKET") at select locations. This program provides employees the ability to purchase fully cooked home style meals for consumption at home without further preparation or minimal re-heating. The Company endeavors to offer employees a variety of food selections prepared to meet the tastes of the entire family. The HOMEfood MARKET also offers evening employees at certain of its locations such as Priceline.com, the opportunity to have a quality meal on premises in a cost-effective manner. Management believes that this additional food service component was an important factor in acquiring the contracts with Priceline.com.

     The Company believes there are significant opportunities to expand its business through the acquisition of companies in the contract food service industry, particularly in the education and corporate dining markets. The Company's first acquisition was Lindley in July 2000 for a total purchase price of approximately $5,700,000. The Company's Officers and Directors will continue to be responsible for identifying, pursuing and negotiating potential acquisition candidates and integrating acquired operations. The Company believes it can integrate such companies into the Company's management structure and diversify operations successfully without a significant increase in general and administrative expenses. In addition, future acquisitions are expected to enable the Company to lower overhead costs through centralized geographical office operations and to grow to a size so that the Company qualifies for bids on larger volume quality accounts that require asset or purchase programs.

     On July 21, 1998, the Company completed a public offering of 1,000,000 shares of its Common Stock and 1,000,000 Common Stock Purchase Warrants.
The Common Stock and Warrants are separately traded and are separately transferable. Each Warrant entitles the holder thereof to purchase at $5.50, one share of Common Stock. The Warrants are exercisable until July 21, 2003. The Company received net proceeds from the sale of $3,782,917.

     On April 30, 1999, the Company filed Articles of Merger with the State of Colorado merging Host Delaware into Host Colorado and Host Delaware ceased as of that date. The Company's Officers and Directors changed the corporate domicile in order to reduce the amount of franchise tax payable in the State of Delaware.

     The Company's corporate offices are located at Two Broadway, Hamden, Connecticut 06518. The Company's telephone number is (203) 248-4100. Lindley's corporate offices are located at 515 Lindley Street, Bridgeport, Connecticut 06606.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company's activities are confined to contract food service management, hence the Company has no other industry segments other than as stated herein. See Financial Statements for additional information concerning the Company's business.

NARRATIVE DESCRIPTION OF BUSINESS

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

     Various marketing and operating strategies are currently being used by the Company to provide an umbrella of food services at each customer facility including basic corporate cafeteria dining, office coffee, vending machines, special events catering and home meal replacement programs. The Company believes this strategy has been an important factor in the Company's growth and in attracting large, corporate clients with multiple needs. Through its on-site account managers and employees, the Company endeavors to provide high quality food and client satisfaction while controlling labor costs and overhead.

     The Company will attempt to increase its revenues through acquisition of small- to medium-size food service providers, similar to Lindley, currently operating in different geographical locations and dining markets not currently being served by the Company. The Company believes the increase in revenues will be coupled with an overall reduction in per unit food costs and general and administrative expenses. The Company has not, as of the date of this Report, entered into any agreements in this regard and no assurance can be given that the Company will be successful in seeking suitable acquisitions.

     The Company currently has operations in Connecticut, Massachusetts, New York, New Jersey, New Hampshire, Rhode Island and, in the near future, intends to expand to Texas.

HISTORY

     The Company was formed as a Delaware corporation on February 6, 1986 under the name University Dining Services, Inc. Its initial business was providing complete food service to colleges and preparatory schools in the New England area. After several years, the Company determined it was more profitable to provide food to larger, more densely populated customer bases. Accordingly, in 1992, it shifted its focus to becoming a full service food management company specializing in employee dining in large office complexes and providing special events catering. In 1996 a home meal replacement program, the HOMEfood MARKET, was developed to meet the demand from individuals for complete home meals, to enhance existing corporate dining facilities and to increase revenues without significantly increasing overhead costs at each location.

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


     On July 28, 2000, the Company acquired all issued and outstanding shares of Lindley for $3,700,000 and 198,122 shares of the Company's "restricted" Common Stock. Lindley provides freshly prepared and frozen unitized meals for large senior food programs, school lunches, and private- and public-related programs. Lindley is the single largest provider of fresh, unitized meals in Connecticut. One of its major contracts include the Boston City school system. Mr. Mark Cerreta and Mr. Gilbert Rossomando, senior management of Lindley, are responsible for its past success and are now part of the Company's management team pursuant to four-year employment agreements. Mr. Rossomando was also appointed a Director of the Company in July 2000.

INDUSTRY OVERVIEW

     In 1999, the United States food service industry had annual revenues in excess of approximately $100 billion and $40 billion in the corporate services and educational markets. The balance of annualized revenues are concentrated in the areas of hospital/health care, correctional facilities, military facilities and transportation facilities. Additionally, the home-meal replacement industry is rapidly growing with annual sales estimated to range from $80 billion to $150 billion. Industry contracting revenues have continued rising since 1996 and are expected to continue to rise in 1999.

     The United States food service market is characterized by a large concentration of corporate and industry populations in a multitude of strategic geographical locations. The Company's primary geographical area of operations is located in southern New England, New York and northern New

Jersey. These areas are believed to contain the largest financial segment of the industry, with a high population density, numerous corporate office parks, industrial facilities and a high concentration of mid-size and large corporations.

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

     The Company continues to evaluate and improve its internal operational procedures and develop new procedures for product presentation. Often times this requires retaining existing personnel or acquiring specialized equipment such as pizza ovens. The Company attempts to achieve a continuing level of employee satisfaction through training programs by providing high wages and retirement benefits, establishing a seniority system, and promoting stable working conditions. The Company believes employee satisfaction will result in improved and more consistent service for its clients.

OPERATIONS

     The Company's primary emphasis is on large corporate accounts. These types of accounts present the opportunity to provide a wide variety of food services in a single location to a select group, ranging from vending machines to cafeteria services to special event catering. Typically, the Company is the exclusive provider of all available food and beverages and is responsible for the hiring and training of personnel at each location. On-site managers are selected for each facility, who work closely with the Company's management to ensure continuing food quality and customer satisfaction.

     Each new account is assigned to a member of management who develops a comprehensive plan to meet the client's specific needs. For example, the HOMEfood MARKET was developed as a direct response to the need of certain clients to feed several work shifts with different types of quality food, at times of the day when a normal cafeteria operation would not be available. After extensive interviews and on-site visits an operating strategy is then formulated. Various factors are considered to maximize the Company's profits without sacrificing client satisfaction. Each strategy includes a thorough review of labor and product costs, facility design, menu design, training and recruiting, specialized needs and equipment needs. Thereafter, the strategy is continually reviewed to monitor client employee satisfaction, changing food requirements and quality of food and service. Additional services are added as demand changes, including the addition of vending machines, catering facilities and food selection upgrades.

     Typically, the Company is required to grant credit to its customers to fund the purchase of equipment and supplies at its various food service operations. To minimize losses, management receives a customer's credit history and establishes an allowance for accounts based upon factors surrounding the credit risk of specific customers, industry historical trends and other types of credit information such as payment history. To reduce the risk of default, the Company's client contracts provide for buyback provisions wherein each customer agrees to buy the equipment and supplies in the event of an early termination of the contract.

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

     To attract typical office buildings as clients, the Company is constantly attempting to upgrade its food service and provide upscale, quality foods. To the extent employees are able to satisfy their food needs at their employer's location, the less time those employees are away from their office setting, resulting in an increase in corporate and individual productivity. Further, if the Company can satisfy the employees with diverse and high-quality food items, employers are often willing to subsidize a portion of the costs.

     The Company does not believe that food service contracting in its business segments is saturated. The Company believes that it can compete with the largest of its competitors because it provides direct personal contact with its clients two or three times a week, offers flexible menus to meet customer's desires, and intensively trains its unit managers.

HOMEfood MARKET

     In February 1996, the Company introduced the HOMEfood MARKET program as its version of home meal replacement for client employees and building tenants working different shifts and as a convenience to employees on their way home. Home meal replacement is broadly defined as a retail food service that replaces home cooked meals with those prepared out of the home, but which are made from scratch and have the convenience of fast food. This type of food service ranges from parts of meals, like salads, to complete meals such as a turkey dinner with gravy and side dishes. Home-style meals also require some sort of further processing by the customer, such as reheating or finishing, at home.

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

     The Company believes that the availability of the HOMEfood MARKET was instrumental in the Company obtaining its contract with Priceline.com in Norwalk, CT. The HOMEfood MARKET provides Priceline's daytime employees the opportunity to have a pre-cooked meal for dinner and its late shift employees with a complete meal.

     The Company believes that variety and freshness are the primary factors influencing customer satisfaction and frequency of visits. Accordingly, the Company continually evaluates the HOMEfood MARKET menu in an attempt to maximize the success of the program.

MAJOR CONTRACTS

     The Company has a number of large, multi-year contracts among its thirty-five (35) separate customers. Some of the larger contracts include Pitney Bowes, Inc., of Stamford, Connecticut (currently 6 locations with over 4,500 employees), Oxford Health Plans, Inc., of White Plains, New York (currently 5 locations with over 4,000 employees), Ft. James Paper Co., of Norwalk, Connecticut (with over 1,000 employees) and Stanley Works of New Britain, Connecticut and East Greenwich, Rhode Island (with over 5,700 employees).

     In 1995, the Company entered into a contract with the town of Hamden, Connecticut to manage a banquet facility and club bar at the Laurel View Country Club, a full service country club and golf course. Laurel View provides an excellent location for large banquet service events such as weddings, class reunions and other large events. Revenues from this facility increase significantly in the summer months due to weddings and golfing events. The Company's original one-year contract was extended for a three-year period commencing June 1996. The Company is currently negotiating with the Town of Hamden for a new contract and anticipates continuing as the manager of this facility.

RECENT DEVELOPMENTS

     During the fiscal year ended June 30, 2000, the Company opened sixteen new dining facilities, most of which offer dining, catering, coffee and snack services, and vending machines. The

Company's clients include Stanley Products, Bayer Pharmaceuticals, Oxford Health Plans, Priceline.com, New York City Housing Authority, Stolt-Nielson Transportation Group, Konover and Associates, and Trumpf, Inc.. Of the sixteen centers, eleven are located in Connecticut, two are located in Rhode Island and New Hampshire, one in New Jersey and one in New York City. At Priceline.com, the internet service that lets you "name your own price", the Company provides a dinner meal in addition to breakfast and lunch. Priceline.com stated that one of the major reasons for choosing the Company was because of the Company's Homefood Market program.

     The tremendous growth from opening these new centers is a reflection of the Company's continued commitment and focus on growing its business into a dominant provider of quality corporate dining solutions.

     The Company was featured in several articles during the year ended June 30, 2000. In the November, 1999 issue of the Food Management magazine, the Company's HOMEfood MARKET program was featured. The February 28, 2000 issue of Nation's Restaurant News included an article - "dot.com dining" which details the Company's corporate dining facility services and HOMEfood MARKET program. The March, 2000 issue of Total Food Service announced the opening of the corporate dining facility at Konover & Associates in Farmington, Connecticut. On March 15, 2000, the Food Service Director listed the Company in its 1999 results of "How Contract Firms are Performing." The Company had the highest growth rate of the firms listed at 62%. On April 5, 2000, the New Haven Register featured the Company in an article in the business section of the newspaper as "a Hamden firm in national spotlight." Management believes that these articles indicate that the food service industry recognizes the Company's level of expertise and reputation for quality delivery of corporate dining facility solutions.

     On July 31, 2000, the Company purchased all of the issued and outstanding shares of Lindley Food Service Corporation (Lindley), resulting in a total purchase price, including acquisition costs, of approximately $5,700,000 consisting of $3.7 million in cash and 198,122 shares of the Company's "restricted" Common Stock. The acquisition was partially financed by a $2,500,000 five-year term loan. Lindley is engaged in the preparation of meals for various governmental programs primarily under fixed-price contracts. Lindley provides unitized meals which are prepared fresh and delivered to the customer distribution centers. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $4,542,000, and has been recorded as goodwill. Historically, Lindley has demonstrated consistent profitability along with high operating margins. The senior management of Lindley is responsible for its past success and is now part of the Company's management team. The Company's management team is focused and committed to achieving long-term sustainable growth and profitability.

ACQUISITION STRATEGY

     The Company believes there are significant opportunities to further expand its business through the acquisition of companies in the contract food service industry, particularly in the education and corporate dining markets. The Company's Officers and Directors are responsible for identifying, pursuing and negotiating potential acquisition candidates and integrating acquired operations. The Company believes it can integrate such companies into the Company's management structure and diversify operations successfully without a significant increase in general and administrative expenses. In addition, future acquisitions are expected to enable the Company to lower overhead costs through centralized geographical office operations and to grow to a size so that the Company qualifies for bids on larger volume quality accounts that require asset or purchase programs. There can be no assurance, however, that the Company's acquisition strategy will be successful.

COMPETITION

     The Company encounters significant competition in each area of the contract food service market in which it operates. Food service companies compete for clients on the basis of quality and service standards, local economic conditions, innovative approaches to food service facility design and maximization of sales and price (including the making of loans, advances and investments in client facilities and equipment). Competition may result in price reductions, decreased gross margins and loss of market share. Certain of the Company's competitors compete with the Company on a national basis and have greater financial and other resources than the Company. In addition, existing or potential clients may elect to "self operate" their food service, eliminating the opportunity for the Company to compete for the account. There can be no assurance that the Company will be able to compete successfully in the future or that competition will not have a material adverse effect on the Company's business, financial condition or results of operations.

GOVERNMENT REGULATION

     The Company's business is subject to various governmental regulations including environmental, employment and safety regulations. In addition, the Company is subject to state health department regulations and yearly inspections. Food service operations at the various locations are subject to various sanitation and safety standards, and state and local licensing of the sale of food products. Cost of compliance with these various regulations is not material; however, there can be no assurance that additional federal and state legislation or changes in regulatory environment will not limit the activities of the Company in the future or increase the cost of regulatory compliance.

     In addition, the Company has a liquor license at its Laurel View facility and, accordingly is subject to the liquor license requirements in the state of Connecticut. Typically, liquor licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the Company's operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The Company has not encountered any material problems relating to its liquor license to date. The failure to retain the liquor license at Laurel View could adversely affect the Company's business and ability to obtain such a license elsewhere.

     The Company is also subject to the "dram-shop" statute in Connecticut. This type of statute generally provides to a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to the intoxicated individual. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance which it believes is adequate. While the Company maintains such insurance, there can be no assurance that such insurance will be adequate to cover any potential liability or that such insurance will continue to be available on commercially acceptable terms. See "RISK FACTORS - Government Regulation."

CERTAIN RISKS RELATING TO THE COMPANY

     RETENTION AND RENEWAL OF CUSTOMER CONTRACTS. The Company's success depends on its ability to retain and renew existing client contracts and to obtain and successfully negotiate new client contracts. Certain of the Company's corporate dining contracts representing approximately 42% of the Company's annual sales are from two major customers. There can be no assurance that the Company will be able to retain and renew existing client contracts or obtain new contracts or that such contracts will be profitable. The Company's failure to retain and renew existing contracts or obtain new contracts could have a material adverse effect on the Company's business, financial condition and results of operations.

     INVESTMENT IN CLIENT CONTRACTS. Typically the Company is required to invest a substantial amount of money in a client's facility for equipment and initial start-up expenses. Historically, the Company has funded these expenditures from cashflow and short-term borrowings. To the extent the Company is unable to be reimbursed for a part of these costs or enter into long-term contracts or is unable to retain existing clients, the Company could experience short-term cashflow problems or be required to seek additional outside financing. Additional financing may not be available on favorable terms or at all.

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

     FLUCTUATING FOOD PRICES AND SHORTAGES. The Company is subject to fluctuating food prices and availability of certain food items which varies by location. Although the Company's contracts with its clients allow for certain adjustments due to rising prices over a specified period of time, often times the Company must take a reduced margin to insure the availability of certain required food groups and avoid customer dissatisfaction. Although most shortages last only a short period of time, shortages in certain items may adversely affect the quality and variety of food offered at a given location. The Company attempts to anticipate shortages by centralized buying for its various locations, by placing large orders with reliable suppliers and following trends in product availability and price.

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

     DEPENDENCE ON KEY PERSONNEL. The Company's future success depends to a significant extent on the efforts and abilities of its founders and executive Officers, Geoffrey W. Ramsey and David J. Murphy. Although the Company has five (5) year employment agreements with these two individuals, the loss of the services of these individuals could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that its future success also will depend significantly upon its ability to attract, motivate and retain additional highly skilled managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, assimilating and retaining the personnel it requires to grow and operate profitability. On July 21, 1998, the Company obtained a $1,000,000 key man life insurance policy on Messrs. Ramsey and Murphy, of which the Company will be the beneficiary.

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

     ACQUISITION RISKS. A component of the Company's strategy is to pursue acquisitions of related businesses. There can be no assurance, however, that the Company will be able to identify, negotiate and consummate acquisitions or that acquired businesses can be operated profitably or integrated successfully into the Company's operations. In addition, acquisitions by the Company are subject to various risks generally associated with the acquisition of businesses, including the financial impact of expenses associated with the integration of acquired businesses. There can be no assurance that the Company's historic or future acquisitions will not have an adverse impact on the Company's business, financial condition or results of operations. If suitable opportunities arise, the Company anticipates that it would finance future acquisitions through available cash, bank lines of credit or through additional debt or equity financing. There can be no assurance that such debt or equity financing would be available to the Company on acceptable terms when, and if, suitable strategic opportunities arise. If the Company were to consummate one or more significant acquisitions in which part or all of the consideration consisted of equity, stockholders of the Company could suffer a significant dilution of their interests in the Company. In addition, many of the acquisitions the Company is likely to pursue, if accounted for as a purchase, would result in substantial amortization charges to the Company.

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

     EFFECTIVE CONTROL BY CURRENT OFFICERS AND DIRECTORS AND SIGNIFICANT SALES BY OFFICERS AND DIRECTORS COULD HAVE A NEGATIVE IMPACT ON SHARE PRICE. The Company's current Officers, Directors and family members beneficially own approximately 66.6% of the voting Common Stock and voting Series A Preferred Stock outstanding. The Company's Articles of Incorporation do not authorize cumulative voting in the election of directors and as a result, the Company's Officers and Directors currently are, and in the foreseeable future will continue to be, in a position to have a significant impact on the outcome of substantially all matters on which shareholders are entitled to vote, including the election of Directors. In addition, based on the large number of shares currently owned by management, any sales of significant amounts of shares by the Company's Officers and Directors, or the prospect of such sales, could adversely affect the market price of the Company's Common Stock. All Officers and Directors are currently subject to five-year lock-up agreements which commenced in July 1998 with respect to certain of their shares. In addition, these individuals, if and when they sell their shares, are subject to the volume limitations imposed by Rule 144 with respect to sales by affiliates.

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

     HISTORICALLY THE COMPANY'S STOCK PRICE HAS BEEN VOLATILE, WHICH MAY MAKE IT MORE DIFFICULT TO RESELL SHARES AT PRICES THAT ARE ATTRACTIVE. The trading price of the Company's Common Stock and Warrants has been and may continue to be subject to wide fluctuations. The Company's stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of management innovations or new customer accounts and acquisitions by the Company or its competitors, changes to financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in the Company's markets. In addition, the stock market in general, and the market prices for related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of the Company's stock, regardless of its operating performance.

     ANTI-TAKEOVER PROVISIONS COULD MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE THE COMPANY. The Company's Board of Directors has the authority to issue up to 20,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of the Company without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. The Company has no present plans to issue shares of preferred stock. Further, certain provisions of the Company's charter documents, including provisions eliminating the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of the Company. In addition, the Company's charter documents do not permit cumulative voting, which may make it more difficult for a third party to gain control of our Board of Directors.

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

     RISK OF LOW-PRICED STOCKS. If the Company's Securities were delisted from Nasdaq, and no other exclusion from the definition of a "penny stock" under applicable Securities and Exchange Commission regulations was available, such Securities would be subject to the penny stock rules. A "penny stock" is defined as a stock that has a price of $5.00 or less. The rules relating to "penny stocks" impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally defined as investors with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with a spouse). For example, the broker-dealer must deliver to its customer prior to effectuating any transaction, a risk disclosure document which sets forth information as to the risks associated with "penny stocks," information as to the salesperson, information as to the bid and ask prices of the "penny stock," the importance of the bid and ask prices to the purchaser, and investor's rights and remedies if the investor believes he/she has been defrauded. Also, the broker-dealer must disclose to the purchaser its aggregate commission received on the transaction, current quotations for the securities and monthly statements which provide information as to market and price information. In addition, for transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase and must have received the purchaser's written consent to the transaction prior to sale. Consequently, delisting from Nasdaq, if it were to occur, could affect the ability of broker-dealers to sell the Company's Securities and the ability of purchasers in the Offering to sell their Securities in the secondary market.

     RESTRICTIONS ON EXERCISE OF WARRANTS; POSSIBLE REDEMPTION OF WARRANTS. Investors owning Warrants may not be able to exercise the Warrants unless at the time of exercise, there is a current Registration Statement, or a new registration statement registering the Common Stock issuable upon exercise of the Warrants is effective and such shares have been registered and/or qualified or deemed to be exempt from registration and/or qualification under the securities laws of the state of residence of the holder of the Warrants. The Company does not intend to advise holders of the Warrants of their inability to exercise the Warrants other than in response to a specific written inquiry to the Company. The value of the Warrants may be greatly reduced if a current registration statement covering the shares of Common Stock underlying the Warrants is not effective or if such Common Stock is not registered or exempt from registration in the states in which the holders of the Warrants reside.
The Warrants are subject to redemption by the Company on 30 days prior written notice provided that the daily trading price for the shares is above $10.00 for at least 30 consecutive trading days ending within ten days prior to the date of the notice of redemption. If the Warrants are redeemed, Warrant holders will lose their right to exercise the Warrants except during such 30 day redemption period. Any redemption of the Warrants during the one-year period commencing on July 21, 1998 shall require the written consent of the Underwriter.

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

          STATUS OF NEW PRODUCTS OR INDUSTRY SEGMENTS. The Company has not announced a new product or industry segment which would require the investment of a material amount of the Company's assets, or which otherwise is material. However with the acquisition of Lindley, the Company will now offer fixed price meals to governmental agencies such as schools and other governmental institutions. The Company anticipates this new product line to significantly add to our current operations.

          SOURCES AND AVAILABILITY OF RAW MATERIALS. The Company, as a service orientated entity, is not dependant on the availability of raw materials. However, the Company is dependant on the availability of qualified, trained manpower.

          PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS. The Company does not own any patents, trademarks, licenses, franchises, or concessions.

          SEASONAL NATURE OF BUSINESS. The Company's business is somewhat seasonal in nature. Many of the Company's corporate customers are less busy in the summer months due to vacation schedules of their employees and shift reductions. Special events catering tends to peak at various times of the year depending on corporate meetings, holiday parties and the frequency of weddings and special events. The Company adjusts its labor staffing and inventories as necessary during these periods.

          MAJOR CUSTOMERS. The following table sets forth information concerning customers, or any group of customers under common control, or customers which are affiliates of each other, to which sales were made by the Company during the fiscal year ended June 30, 2000, in an amount which equals 10% or more of the Company's revenue and the Company's relationship to each:

                              RELATIONSHIP                PERCENT
                                   TO        AMOUNT OF    OF TOTAL
           CUSTOMER              COMPANY      REVENUE     REVENUE
           --------              -------      -------     -------

     Pitney Bowes, Inc.           None      $2,263,788      18%
     Oxford Health Plans, Inc.    None      $2,265,277      18%

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

          EMPLOYEES. As of September 15, 2000, the Company has 251 full-time employees, including Geoffrey Ramsey, David Murphy and Anne Ramsey, Officers and Directors of the Company and 24 part-time employees employed for special occasions and seasonal busy times. None of the Company's employees are represented by a union. Lindley, the Company's wholly-owned subsidiary, has 67 full-time employees including its founders, Mark Cerreta and Gilbert Rossomando, and 7 part-time employees. In addition, the Company employs district managers with strong sales and administrative backgrounds. These managers are responsible for overseeing the accounts in their region, as well as forecasting the budget for each account and assisting each district manager as a food service director in each cafeteria. The food service director is responsible for the day-to-day activities of the account. In the smaller accounts, a chef/manager will perform these duties. The supporting cast in each cafeteria may include an executive chef, sous chef, grill cook, deli servers, cashiers, dishwashers, catering personnel and general kitchen help.

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

Item 2.   DESCRIPTION OF PROPERTIES
-----------------------------------

     The Company leases its office facility under the terms of a month-to-month lease agreement with a monthly payment of $2,875. The Company also maintains food service facilities at a number of locations pursuant to its contracts with the building owners. Lindley leases its office facility pursuant to a five (5) year lease which commenced on April 1, 2000 with a monthly payment of $10,831. Lindley leases this facility from Messrs. Cerreta and Rossomando, affiliates of the Company. The Company believes this lease is on terms competitive with other similar facilities in Bridgeport, Connecticut. In addition, the Company also pays monthly rental charges of $2,675 to the Town of Hamden for use of the Laurel View Country Club food service and banquet facility.

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

Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal June 2000. The Company anticipates holding its Annual Shareholders Meeting on November 21, 2000 for the election of Directors and such other matters as may properly come before the meeting.

                                 PART II

Item 5.   MARKET PRICE AND DIVIDENDS ON THE COMPANY'S COMMON EQUITY AND
-----------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

     The Company's Common Stock is quoted on the NASDAQ Small Cap Market System under the symbol CAFE. The following table sets forth the range of high and low closing sales prices for the last two fiscal years and for each period indicated.


                              2000                     1999
                         --------------           --------------
                         High       Low           High       Low
                       --------------------------------------------
First Quarter            $3.38     $2.00          $5.88     $2.00
Second Quarter           $4.38     $3.06          $2.63     $1.81
Third Quarter            $5.38     $3.43          $2.75     $1.25
Fourth Quarter           $5.75     $3.88          $2.75     $1.88

     The Company's Warrants to purchase Common Stock are quoted on the NASDAQ Small Cap Market System under the symbol CAFEW. The following table sets forth the range of high and low closing sales prices for the last two fiscal years and for each period indicated.


                              2000                     1999
                         --------------           --------------
                         High       Low           High       Low
                       --------------------------------------------
First Quarter            $0.5625   $0.25          $1.31     $0.28
Second Quarter           $0.895    $0.375         $0.75     $0.28
Third Quarter            $1.3425   $0.75          $0.625    $0.25
Fourth Quarter           $1.3125   $0.875         $0.562    $0.25

     The Company had approximately 665 stockholders of record as of September 15, 2000. The Company has not declared or paid any cash dividends on its Common Stock and presently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

     The Company made the following unregistered sales of the Company's common Stock during July 2000 in connection with its acquisition of Lindley.

                                      Name of                  Persons or Class of
Transaction        Amount of   Underwriter or  Consideration   Persons to Whom the      Exemptions from
       Date  Securities Sold  Placement Agent       Received   Securities Were Sold     Registration Claimed
------------------------------------------------------------------------------------------------------------
    7/31/00   198,122 Shares             None             (1)  Shareholders of Lindley  Section 4(2) of the
                                                               Foods Services, Inc.     Securities Act  of 1933,
                                                                                        as amended

(1) The shares were issued to the two principals of Lindley pursuant to the Share Purchase Agreement between the Company and the two (2) Lindley shareholders dated July 31, 2000.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

     The following review should be read in conjunction with the financial statements and notes thereto.

FORWARD-LOOKING STATEMENTS MAY NOT PROVE ACCURATE

     Statements made in this report which are not based on historical facts are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Forward-looking statements may be identified by the use of forward-looking words such as "believes," "may," "intends," "anticipates," "plans," "estimates" and analogous or similar expressions. Any forward-looking statements are intended to be as of the date on which such statement is made. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are providing a number of important factors that could cause actual results to differ materially from provided forward-looking information. These important factors include future economic conditions in the regional and national markets, state and federal regulation, financial market conditions (including, but not limited to, changes in interest rates), inflation rates, increased competition (including, but not limited to, the entry of new competitors), ability to carry out marketing and sales plan, ability to achieve planning goals, ability to enter new markets successfully and capitalize on growth opportunities, adverse changes in applicable laws, regulations or rules governing the food service industry and tax or accounting matters. This list of factors may not be all-inclusive since it is not possible for us to predict all possible factors.

RECENT DEVELOPMENTS

     During the fiscal year ended June 30, 2000, the Company opened sixteen new dining facilities most of which offer dining, catering, coffee, snack services, and vending. The clients include Stanley Products, Bayer Pharmaceuticals, Oxford Health Plans, Priceline.com, New York City Housing Authority, Stolt-Nielson Transportation Group, Konover and Associates, and Trumpf, Inc.. Of the sixteen centers, eleven are located in Connecticut, two are located in Rhode Island and New Hampshire, one in New Jersey and one in New York City. At Priceline.com, the internet service that lets you "name your own price", the Company provides a dinner meal in addition to breakfast and lunch. Priceline.com stated that one of the major reasons for choosing the Company was due to its HOMEfood Market program. The Company is gratified that the evidence of the potential success of this program is beginning to become apparent.

     In August, 1999, the Company determined it would be best to terminate the contracts at the Twin Rinks and Cummings Center. The Company spent considerable time and resources attempting to restructure these accounts, however it was determined by management that it would be more advantageous to focus the Company's resources on the core business.

     The tremendous growth from opening these new centers is a reflection of the Company's continued commitment and focus on growing the business into a dominant provider of quality corporate center dining solutions.

     The Company was featured in several articles during the year ended June 30, 2000. In the November, 1999 issue of the Food Management magazine, the Company's HOMEfood MARKET program was prominently featured. The February 28, 2000 issue of Nation's Restaurant News included an article - "dot.com dining" which details the Company's corporate dining facility services and HOMEfood MARKET program. The March, 2000 issue of Total Food Service announced the opening of the corporate dining facility at Konover
& Associates in Farmington, Connecticut. On March 15, 2000, the Food Service Director listed the Company in its 1999 results of "How Contract Firms are Performing". The Company had the highest growth rate of the firms listed at 62%. On April 5, 2000, the New Haven Register featured the Company in an article in the business section of the newspaper as "a Hamden firm in national spotlight." Management believes that these articles indicate that the food service industry recognizes the Company's level of expertise and reputation for quality delivery of corporate dining facility solutions.

     On July 31, 2000, the Company purchased all of the issued and outstanding shares of Lindley Food Service Corporation (Lindley), resulting in a total purchase price, including acquisition costs, of approximately $5,700,000. The acquisition was partially financed by a $2,500,000 five-year term loan. Lindley is engaged in the preparation of meals for various governmental programs primarily under fixed-price contracts. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $4,542,000, and has been recorded as goodwill. Historically, Lindley has demonstrated consistent profitability along with high operating margins. The senior management of Lindley is responsible for its past success and is now part of the Company's management team and Mr. Gilbert Rossmando has joined the Company's Board of Directors in July 2000.

RESULTS OF OPERATIONS - FOR THE YEAR ENDED JUNE 30, 2000 COMPARED TO THE YEAR ENDED JUNE 25, 1999.

     Net revenues aggregated $13,019,800 for the year ended June 30, 2000, representing an increase of $4,299,522 or 49% over the year ended June 25, 1999. Further, when the net revenues for the year ended June 30, 2000 are compared with the amount of net revenues two years ago of $7,001,637 for fiscal 1998 the increase is $6,018,163 or 86%. The Company has continued an aggressive program of adding new facilities under its food management programs as well as enhanced revenues at existing facilities. The Company added sixteen new locations during fiscal year 2000 which accounted for approximately $3,300,000 of the overall increase. The remaining increase of approximately $1,000,000 results from expansion of food and vending items offered for sale as well as continued refining of the mix of products sold to maximize sales per location.

     Cost of sales increased $3,799,913 for the year ended June 30, 2000 when compared to the year ended June 25, 1999, representing an increase consistent with the percentage increase in net revenues.

     Selling, general and administrative expenses increased $431,178 or 25% in fiscal year 2000 when compared to fiscal year 1999. The increase relates primarily to the hiring of additional employees to support the expansion of the Company's operation.

RESULTS OF OPERATIONS - FOR THE YEAR ENDED JUNE 25, 1999 COMPARED TO THE YEAR ENDED JUNE 28, 1998

     Net revenues aggregated $8,720,278 for the year ended June 25, 1999, representing an increase of $1,718,641 or 25% over the year ended June 28, 1998. The Company added eight new locations during fiscal year 1999 which accounted for approximately $1,500,000 of the overall increase. The remaining increase of approximately $200,000 results from expansion of food and vending items offered for sale as well as continued refining of the mix of products sold to maximize sales per location.

     Cost of sales increased $1,459,377 for the year ended June 25, 1999 when compared to the year ended June 28, 1998, representing an increase of 23% consistent with the percentage increase in net revenues.

     Selling, general and administrative expenses decreased $2,497,858 or 59% in fiscal year 1999 when compared to fiscal year 1998. The significant decrease in general and administrative expense is primarily due to a special stock incentive given to management and directors of $3,500,000 during the year ended June 28, 1998. The remaining increase relates to the hiring of additional employees to support the growing operation.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity as evidenced by its current ratio has decreased. The current ratio at June 30, 2000 and June 25, 1999 was 2.67 and 5.61, respectively. This decline is due mainly to the use of working capital to support the Company's rapid expansion.

     Cash flows used in operating activities for the year ended June 30, 2000 amounted to $461,113, primarily resulting from the net loss. Cash used in investing activities totaled $259,507 and was primarily due to property and equipment additions at the Company's sixteen new locations. Cash flows from financing activities amounted to $(149,488) primarily resulting from the payment of currently due principal of long-term debt.

     Cash flows used in operating activities for the year ended June 25, 1999 amounted to $1,364,865 primarily resulting from the net loss and the payment of liabilities which had accumulated prior to the public offering. Cash used in investing activities totaled $243,842 and was due to property and equipment additions at the Company's eight new locations. Cash flows from financing activities amounted to $4,149,693 primarily resulting from the net proceeds received from the Company's public stock offering.

IMPACT OF THE YEAR 2000 ISSUE

     Many computer systems and software programs were written to accept and process only two digit entry codes for the year when storing dates. Beginning with the year 2000 these entry codes will need to accept four digit entries to distinguish 21st century dates from the 20th century dates. As a result, computer systems and software programs may need to be updated to solve this problem and avoid incorrect or lost data.

     To date the Company has not experienced any material problems attributable to the inability to recognize dates beginning with the year 2000 in our products or internal systems. The Company faces risks associated with the year 2000 issue if we encounter undetected errors or defects. The Company's operations could be adversely affected if systems do not correctly recognize date information when the year changes to 2000. The Company faces risks primarily in the following areas:

          * systems used by the Company to run our business including information systems, equipment and facilities;

          *    systems used by the Company's suppliers; and

          *    potential warranty or other claims from the Company's customers.

     The Company continues to evaluate and mitigate our exposure in these areas where appropriate.

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

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None.

                                PART III

     The information required by Part III of Form 10KSB is incorporated herein by reference to Registrant's definitive Proxy to be filed in connection with the Annual Meeting of Shareholders to be held on November 21, 2000.

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

                                                                     Page
                                                                     ----

     Independent Auditors' Report. . . . . . . . . . . . . . . . . . .F-1

     Balance Sheets, June 30, 2000 and June 25, 1999 . . . . . . . . .F-2

     Statements of Operations, Years ended June 30, 2000 and
     June 25, 1999 . . . . . . . . . . . . . . . . . . . . . . . . . .F-3

     Statements of Changes in Stockholders' Equity, Years ended
     June 30, 2000 and June 25, 1999 . . . . . . . . . . . . . . . . .F-4

     Statements of Cash Flows, Years ended June 30, 2000 and
     June 25, 1999 . . . . . . . . . . . . . . . . . . . . . . . . . .F-5

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

     10.11 Agreement with Tyco Submarine Systems Ltd. and the Company dated March 24, 1998.(1)

     10.12 Agreement with Tyco Submarine Systems Ltd. and the Company dated May 1, 1998.(1)

     10.13   Agreement between RivCan and the Company dated August 3, 1998.(2)

     10.14 Adoption Agreement to the Host America Corporation Defined Contribution And Trust Agreement Form 401(K) Plan.(3)

     10.15 Agreement for Food Services with Casual Corner Group, Inc. and the Company dated October 30, 1998.(5)

     10.16 Food Services Agreement with The Stanley Works and the Company dated August 20, 1999.(5)

     10.17 Share Purchase Agreement between Host America Corporation, Lindley Food Service Corporation, and Gilbert J. Rossomando and Mark J. Cerreta, dated July 31, 2000.(4)

     10.18 Non-Competition, Non-Solicitation and Employment Agreement between Host America Corporation and Gilbert J. Rossomando, August 1, 2000. (4)

     10.19 Non-Competition, Non-Solicitation and Employment Agreement between Host America Corporation and Mark J. Cerreta, dated August 1, 2000. (4)

     10.20 Registration Rights Agreement between Host America Corporation and Gilbert J. Rossomando and Mark J. Cerreta, dated July 31, 2000. (4)

     10.21 Agreement for Food Service with Crown Milford LLC dated August 20, 1999.(6)

     10.22 Agreement for Food Services with Priceline.com Incorporated dated November 15, 1999.(6)

     10.23 Agreement for Food Services with Trumpf, Inc. dated September 30, 1999. (6)

     10.24 Agreement for Food Services with Munson Road, LLC Dated February 17, 2000.(6)

     10.25 Lease Agreements with Metro Four Associates dated September 30, 1999.(6)

     24.1    Consent of DiSanto Bertoline & Company, P.C.(6)

     27.1    Financial Data Schedule.(6)

________________
(1) The documents identified are incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 333-50673).
(2) The documents identified are incorporated by reference from the Company's Form10KSB dated June 28, 1998.
(3) The documents identified are incorporated by reference from the Company's January 4, 1999 Form S-8.
(4) The documents identified are incorporated by reference from the Company's July 31, 2000 Form 8-K.
(5) The documents identified are incorporated by reference from the Company's Form 10KSB dated June 25, 1999.
(6)  Filed herewith.

(b)  Reports on Form 8-K:

     On August 7, 2000, the Company filed an 8-K with the SEC for the acquisition of Lindley Food Services Corporation.

                        HOST AMERICA CORPORATION

                          FINANCIAL STATEMENTS
                  AS OF JUNE 30, 2000 AND JUNE 25, 1999





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

     Statements of Cash Flows                                         F5

     Notes to Financial Statements                                    F6

                      INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Host America Corporation

We have audited the accompanying balance sheets of Host America Corporation (the Company) as of June 30, 2000 and June 25, 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Host America
Corporation as of June 30, 2000 and June 25, 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



     /s/  DiSanto Bertoline & Company, P.C.

Glastonbury, Connecticut
August 21, 2000










                                  -F1-

                        HOST AMERICA CORPORATION
                             BALANCE SHEETS
                     JUNE 30, 2000 AND JUNE 25, 1999


                                 ASSETS

                                                    June 30, 2000      June 25, 1999
                                                  ----------------   ----------------
CURRENT ASSETS
   Cash and cash equivalents                       $  1,720,407        $  2,590,515
   Accounts receivable, net of allowance for
     doubtful accounts of $21,000 at June 30, 2000
     and June 25, 1999                                  934,202             447,191
   Inventory                                            258,977             221,704
   Prepaid expenses and other                           152,588             137,787
                                                   ------------        ------------
          Total current assets                        3,066,174           3,397,197

PROPERTY AND EQUIPMENT, net                             670,263             516,363
                                                   ------------        ------------
                                                   $  3,736,437        $  3,913,560
                                                   ============        ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt               $    145,035        $    126,601
   Accounts payable                                     690,532             362,527
   Accrued expenses                                     313,452             116,450
                                                   ------------        ------------
           Total current liabilities                  1,149,019             605,578

LONG-TERM DEBT, less current portion included above     152,162             219,075

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value,
     20,000,000 shares authorized                           700                 700
   Common stock, $.001 par value,
     80,000,000 shares authorized                         1,139               1,130
   Additional paid-in capital                         7,546,566           7,526,175
   Deficit                                           (5,113,149)         (4,439,098)
                                                   ------------        ------------
          Total stockholders' equity                  2,435,256           3,088,907
                                                   ------------        ------------
                                                   $  3,736,437        $  3,913,560
                                                   ============        ============



          The accompanying notes are an integral part of these
                          financial statements.
                                  -F2-

                        HOST AMERICA CORPORATION
                        STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED JUNE 30, 2000 AND JUNE 25, 1999




                                                         For the years ended
                                                  -----------------------------------
                                                    June 30, 2000      June 25, 1999
                                                  ----------------   ----------------
NET REVENUES                                       $ 13,019,800        $  8,720,278

COST OF GOODS SOLD                                   11,652,380           7,852,467
                                                   ------------        ------------

     Gross profit                                     1,367,420             867,811

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          2,138,667           1,707,489
                                                   ------------        ------------

     Loss from operations                              (771,247)           (839,678)

OTHER INCOME (EXPENSE)
   Other, net                                           129,481             148,385
   Interest expense                                     (32,285)            (28,589)
                                                   ------------        ------------
                                                         97,196             119,796
                                                   ------------        ------------

     Loss before provision for income taxes            (674,051)           (719,882)

PROVISION FOR INCOME TAXES                                  -                   -
                                                   ------------        ------------

     Net loss                                      $   (674,051)       $   (719,882)
                                                   ============        ============

LOSS PER COMMON SHARE                              $      (0.59)       $      (0.69)
                                                   ============        ============

WEIGHTED AVERAGE SHARES OUTSTANDING                   1,136,712           1,039,590
                                                   ============        ============



          The accompanying notes are an integral part of these
                          financial statements.
                                  -F3-

                        HOST AMERICA CORPORATION
              STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED JUNE 30, 2000 AND JUNE 25, 1999



                     Preferred Stock          Common Stock           Additional                   Total
                   --------------------    --------------------       Paid-in                 Stockholders'
                    Shares      Amount      Shares      Amount        Capital      Deficit       Equity
                   --------    --------    --------    --------      ---------    ---------     --------

Balance,
 June 28, 1998      700,000     $   700       130,000  $     130    $ 3,744,258  $(3,719,216)  $    25,872

Issuance of common
 stock and warrants
 in connection with
 public offering, net
 of issuance costs
 of $634,146            -           -       1,000,000      1,000      3,718,917          -       3,782,917

Net loss                -           -             -          -              -       (719,882)     (719,882)
                   --------     -------    ----------  ---------    -----------  -----------   -----------
Balance,
 June 25,1999       700,000         700     1,130,000      1,130      7,526,175   (4,439,098)    3,088,907

Issuance of common
 stock                  -           -           8,895          9         20,391          -          20,400

Net loss                -           -             -          -              -       (674,051)     (674,051)
                   --------     -------    ----------  ---------    -----------  -----------   -----------
Balance,
 June 30, 2000      700,000     $   700     1,138,895 $    1,139    $ 7,546,566  $(5,113,149)  $ 2,435,256
                   ========     =======    ==========  =========    ===========  ===========   ===========



          The accompanying notes are an integral part of these
                          financial statements.
                                  -F4-

                        HOST AMERICA CORPORATION
                        STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED JUNE 30, 2000 AND JUNE 25, 1999

                                                         For the years ended
                                                  -----------------------------------
                                                    June 30, 2000      June 25, 1999
                                                  ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                        $   (674,051)       $   (719,882)
   Adjustments to reconcile net loss to net cash
   used in operating activities
      Depreciation and amortization                     227,016             134,880
      Changes in operating assets and liabilities:
        Increase (decrease) in accounts payable         328,005            (507,476)
        Increase (decrease) in accrued expenses         197,002            (168,410)
        (Increase) decrease in prepaid expenses
          and other                                     (14,801)             10,122
        Increase in inventory                           (37,273)            (47,897)
        Increase in accounts receivable                (487,011)            (66,202)
                                                   ------------        ------------
      Net cash used in operating activities            (461,113)         (1,364,865)
                                                   ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of property and equipment          17,694                 -
   Purchases of property and equipment                 (277,201)           (243,842)
                                                   ------------        ------------
      Net cash used in investing activities            (259,507)           (243,842)
                                                   ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock
     and warrants, net                                   20,400           3,782,917
   Proceeds from demand note payable and long-term debt     -               118,762
   Decrease in deferred offering costs                      -               486,029
   Decrease in due to officer/director                      -               (17,041)
   Principal payments on long-term debt                (169,888)           (220,974)
                                                   ------------        ------------
      Net cash (used in) provided by
        financing activities                           (149,488)          4,149,693
                                                   ------------        ------------

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                            (870,108)          2,540,986

CASH AND CASH EQUIVALENTS, beginning of year          2,590,515              49,529
                                                   ------------        ------------

CASH AND CASH EQUIVALENTS, end of year             $  1,720,407        $  2,590,515
                                                   ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the year for:
      Interest                                     $     32,285        $     28,589
      Income taxes                                          -                   -
   Non-cash investing and financing activities:
      Long-term debt incurred to acquire
        property and equipment                          121,409              83,147




          The accompanying notes are an integral part of these
                          financial statements.
                                  -F5-

                        HOST AMERICA CORPORATION
                      NOTES TO FINANCIAL STATEMENTS
                     JUNE 30, 2000 AND JUNE 25, 1999


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          NATURE OF OPERATIONS

          Host America Corporation (the Company) was incorporated in Delaware on February 6, 1986 with the name University Dining Services, Inc. On March 9, 1998, the Company filed a certificate of amendment changing its name to Host America Corporation, and during fiscal 1999 changed its state of incorporation from Delaware to Colorado. The Company is a contract food management organization which specializes in providing full service restaurant and employee dining, special event catering, vending and office coffee service to business and industry accounts located in the Northeast. Approximately 95% of sales are directly related to the management of corporate restaurants and catering, with the remaining 5% of sales attributable to vending operations.

          FISCAL YEAR

          The Company's fiscal year ends on the last Friday in June. The fiscal year ended June 30, 2000 contains fifty-three weeks.
          The fiscal year ended June 25, 1999 contains fifty-two weeks.

          USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

          CASH EQUIVALENTS

          For the purpose of the statement of cash flows, the Company defines cash equivalents as highly liquid instruments with an original maturity of three months or less. The Company had cash equivalents totaling $1,805,600 and $2,281,000 at June 30, 2000 and June 25, 1999, respectively.

          INVENTORY

          Inventory consists primarily of food supplies and is stated at the lower of cost or market, with cost determined on a first-in, first-out basis.



                                  -F6-

                        HOST AMERICA CORPORATION
                NOTES TO FINANCIAL STATEMENTS (Continued)
                     JUNE 30, 2000 AND JUNE 25, 1999


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

          Net loss per common share was computed based upon 1,136,712 and 1,039,590 weighted average shares outstanding during the years ending June 30, 2000 and June 25, 1999, respectively. Dilutive earnings per share was not presented as the potentially dilutive convertible preferred stock and stock purchase options are anti-dilutive.

                                  -F7-

                        HOST AMERICA CORPORATION
                NOTES TO FINANCIAL STATEMENTS (Continued)
                     JUNE 30, 2000 AND JUNE 25, 1999

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

          * Cash and cash equivalents - The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company has cash balances on deposit with banks at June 30, 2000 and June 25, 1999 that exceeded federal depository insurance limits by $1,853,318 and $ 2,763,043, respectively.

          * Accounts receivable - The Company grants credit to its customers, substantially all of whom are provided full service restaurant and employee dining services. Four major customers comprise 41% and 71% of accounts receivable as of June 30, 2000 and June 25, 1999, respectively. Net revenues from individual customers which exceeded ten percent of total net revenues during the years ended June 30, 2000 and June 25, 1999 aggregated 36% (2 customers) and 42% (2 customers), respectively. The Company reviews a customer's credit history before extending credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Such losses have been within management's expectations.

                                  -F8-

                        HOST AMERICA CORPORATION
                NOTES TO FINANCIAL STATEMENTS (Continued)
                     JUNE 30, 2000 AND JUNE 25, 1999


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

          The carrying amount of the Company's financial instruments approximates their fair value as outlined below:

          * Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses - The carrying amounts approximate their fair value because of the short maturity of those instruments.

          * Long-term debt - The carrying amount approximates fair value as the interest rates on the various notes approximate the Company's current incremental borrowing rate.

          The Company's financial instruments are held for other than trading purposes.

NOTE 3 -  PROPERTY AND EQUIPMENT

          A summary of property and equipment is as follows:

                                                   June 30,       June 25,
                                                     2000           1999
                                                   --------       --------

             Equipment and fixtures               $  878,599     $  786,450
             Vehicles                                138,513        200,924
             Leasehold improvements                    1,402          8,491
                                                  ----------     ----------
                                                   1,018,514        995,865
             Less: accumulated depreciation
             and Amortization                        348,251        479,502
                                                  ----------     ----------
                                                  $  670,263     $  516,363
                                                  ==========     ==========

          Depreciation and amortization expense for the years ended June 30, 2000 and June 25, 1999 totaled $227,016 and $134,880, respectively.

                                  -F9-

                        HOST AMERICA CORPORATION
                NOTES TO FINANCIAL STATEMENTS (Continued)
                     JUNE 30, 2000 AND JUNE 25, 1999


NOTE 4 -  LONG-TERM DEBT

          Long-term debt consists of the following as of June 30, 2000 and June 25, 1999:

                                                      2000           1999
                                                    --------       --------

            Various equipment notes payable at
            interest rates ranging from 10% to
            10.25%, maturing through December,
            2002.  The notes are secured by
            the related equipment.                  $117,337       $123,134

            Note payable to bank at 8.25%
            interest, payable in monthly
            installments of principal and
            interest totaling $2,680, final
            payment due April, 2002.  The note
            is secured by all assets of the
            company.                                  80,894        105,133

            Various vehicle notes payable at
            interest rates ranging from 8.75%
            to 10.5%, maturing through January,
            2003.  The notes are secured by
            the related vehicles.                     65,216         68,660

            Note payable to bank with monthly
            principal payments of $1,250 plus
            interest at 10%, maturing September
            10, 2002.                                 33,750         48,749
                                                    --------       --------
                                                     297,197        345,676
            Less: current portion                    145,035        126,601
                                                    --------       --------
                                                    $152,162       $219,075
                                                    ========       ========

          Maturities of long-term debt for each of the fiscal years succeeding June 30, 2000 are as follows:

                     2001                         $  145,035
                     2002                             97,086
                     2003                             44,679
                     2004                              8,094
                     2005                              2,303
                                                  ----------
                                                  $  297,197
                                                  ==========

                                  -F10-

                        HOST AMERICA CORPORATION
                NOTES TO FINANCIAL STATEMENTS (Continued)
                     JUNE 30, 2000 AND JUNE 25, 1999

NOTE 5 -  STOCKHOLDERS' EQUITY

          STOCK OPTIONS

          In August, 1997, the Company granted stock purchase options to certain officers and directors of the Company, extending the right to purchase up to 12,000 shares of the Company's common stock at an exercise price determined by the Company's Board of Directors to be five dollars per share.

          In August 1998, the Company adopted the 1998 Stock Option Plan. In July, 1999 and May, 2000, the Company granted 90,000 and 110,000 options, respectively at an exercise price determined by the Company's Board of Directors to be $2.25 and $4.00 per share, respectively. The stock purchase options are subject to certain adjustment provisions in the event of any stock dividends, reverse splits and/or reclassifications of common stock, and expire ten years from the date of the grant.

          A summary of the status of the Company's stock options and changes during the year is presented below:

                                         June 30, 2000             June 25, 1999
                                    ----------------------     ----------------------
                                    Outstanding      Price     Outstanding      Price
                                    -----------      -----     -----------      -----
           Outstanding at
            beginning of year        $  12,000   $     5.00      $ 12,000  $     5.00
           Granted                     200,000    2.25-4.00         -            -
           Exercised                     -            -             -            -
           Canceled                      -            -             -            -
                                     ---------   ----------    ----------  ----------
           Outstanding at end of
            year                     $ 212,000   $2.25-5.00      $ 12,000  $     5.00
                                     =========   ==========      ========  ==========


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

                                                  June 30, 2000   June 25, 1999
                                                  -------------   -------------

          Net loss - as reported                   $  (674,051)   $   (719,882)
          Net loss - pro forma                      (1,172,351        (719,882)
          Loss per common share - as reported             (.59)           (.69)
          Loss per common share - pro forma              (1.03)           (.69)

          The fair value of each option grant is estimated on the date of grant with the following assumptions:

               Expected dividend yield                         0%
               Expected volatility                            N/A
               Risk-free interest rate                       6.5%
               Expected life of options                120 months

                                  -F11-

                        HOST AMERICA CORPORATION
                NOTES TO FINANCIAL STATEMENTS (Continued)
                     JUNE 30, 2000 AND JUNE 25, 1999


NOTE 5 -  STOCKHOLDERS' EQUITY (Continued)

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

NOTE 6 -  INCOME TAXES

          The provision for income taxes consists of the following for the years ending June 30, 2000 and June 25, 1999:

                                                      2000           1999
                                                     -------        -------
            Current
             Federal                                 $   -          $   -
             State                                       -              -
            Deferred                                     -              -
                                                     -------        -------
                                                     $   -          $   -
                                                     =======        =======

          The Company has federal net operating loss carryforwards of approximately $987,387 expiring in fiscal 2020.

          Expected tax expense based on the federal statutory rate is reconciled with the actual expense for the years ended June 30, 2000 and June 25, 1999 as follows:


                                                      2000           1999
                                                     -------        -------

            Statutory federal income tax                 34%            34%
            Other                                         1              1
            Change in valuation allowance               (35)           (35)
                                                     -------        -------
                                                          -              -
                                                     =======        =======

                                  -F12-

                        HOST AMERICA CORPORATION
                NOTES TO FINANCIAL STATEMENTS (Continued)
                     JUNE 30, 2000 AND JUNE 25, 1999


NOTE 6 -  INCOME TAXES (Continued)

          The significant components of the deferred tax provision are as follows:


                                                      2000           1999
                                                   -----------    -----------
            Net operating loss - federal           $ (411,000)    $ (246,000)
            Net operating loss - state                (75,000)       (89,000)
            Allowance for doubtful accounts            -              (4,000)
            Valuation allowance                       486,000        339,000
                                                   ----------     ----------
                                                   $   -          $   -
                                                   ==========     ==========

          The components of the deferred tax asset account as of June 30, 2000 and June 25, 1999 are as follows:

                                                      2000            1999
                                                    --------        --------
            Deferred tax assets:
             Issuance of preferred stock          $   980,000     $   980,000
             Net operating loss - federal             687,000         276,000
             Net operating loss - state               165,000          90,000
             Allowance for doubtful accounts            6,000           6,000
             Valuation allowance                   (1,808,000)     (1,322,000)
                                                  -----------     -----------
               Total deferred tax asset           $    30,000     $    30,000
                                                  ===========     ===========


          The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, ACCOUNTING FOR INCOME
          TAXES. The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized. In fiscal 2000, the Company increased the valuation allowance by approximately
          $486,000 based upon reasonable and prudent tax planning strategies.

NOTE 7 -  COMMITMENTS

          OPERATING LEASES

          The Company leases its office facility under a verbal agreement with a monthly payment of $2,875. The verbal agreement is an extension of a three year lease agreement which expired in October, 1997 and required a monthly payment of $1,575. Rent expense charged to operations under this and preceding leases aggregated $34,500 and $32,750 for the years ended June 30, 2000 and June 25, 1999, respectively.



                                  -F13-

                        HOST AMERICA CORPORATION
                NOTES TO FINANCIAL STATEMENTS (Continued)
                     JUNE 30, 2000 AND JUNE 25, 1999


NOTE 7 -  COMMITMENTS (Continued)

          OPERATING LEASES (Continued)

          The Company is also leasing various equipment under certain other operating leases which expire within one to two years. In certain cases, the cost of leasing the equipment is billed to customers in connection with the Company's cafeteria services. Rent expense for these operating leases for equipment aggregated $16,475 and $19,264 for the years ended June 30, 2000 and June 25, 1999, respectively.

          Lastly, the Company leases food service and banquet facilities under various lease agreements expiring through December, 2004. Rent expense charged to operations under these various lease agreements aggregated $154,626 and $90,636 for the years ended June 30, 2000 and June 25, 1999, respectively.

          Future minimum lease payments on all operating leases for each of the fiscal years succeeding June 30, 2000 are as follows:


               2001                               $  187,392
               2002                                  188,892
               2003                                  188,892
               2004                                  191,442
               2005                                  207,604
               2006 and thereafter                   207,604
                                                  ----------
                                                  $1,171,826
                                                  ==========

          EMPLOYMENT CONTRACTS

          On February 19, 1998, the Company entered into five-year employment agreements with its officers/directors. Under the terms of the agreements, the President and Vice President of the Company are to receive annual salaries of $85,000 and $80,000, respectively, which may be increased by the Company's Compensation Committee or the Board of Directors, but shall not be decreased without the consent of the employee. Both individuals receive an expense account, an automobile expense allowance, related business expenses and all other benefits afforded other employees. The Company also provides health, disability and insurance to each of these individuals. On May 17, 2000, the Board of Directors approved an increase in the annual salaries of the President and Vice President to $140,000 and $135,000, respectively.


NOTE 8 -  ADVERTISING

          The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense was $35,338 and $23,073 for the years ended June 30, 2000 and June 25, 1999, respectively.

                                  -F14-

                        HOST AMERICA CORPORATION
                NOTES TO FINANCIAL STATEMENTS (Continued)
                     JUNE 30, 2000 AND JUNE 25, 1999

NOTE 9 -  401K PLAN

          The Company has adopted a 401(k) defined contribution pension plan which covers all participating employees who have a minimum of one year of service. The Company matches employee contributions at a rate of twenty-five percent up to a maximum of three percent of the participating employees' gross earnings. Employees become fully vested in the Company's contribution after six years of service. The Company's contributions for the years ended June 30, 2000 and June 25, 1999 totaled $15,459 and $3,048, respectively.

NOTE 10 - SUBSEQUENT EVENT - ACQUISITION

          On July 31, 2000, the Company purchased all of the issued and outstanding shares of Lindley Food Service Corporation (Lindley), plus acquisition costs, resulting in a total purchase price of approximately $5,700,000. The acquisition was partially financed by a $2,500,000 five-year term loan. Lindley is engaged in the manufacturing of meals for various governmental programs primarily under fixed-price contracts. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately, $4,542,000, and has been recorded as goodwill.









                                  -F15-

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of September, 2000.

                                  HOST AMERICA CORPORATION


                                  By: /s/ GEOFFREY W. RAMSEY
                                     ---------------------------------
                                  Geoffrey W. Ramsey
                                  President, Chief Executive Officer
                                  and Director


                                  By: /s/ DAVID J. MURPHY
                                     ---------------------------------
                                  David J. Murphy
                                  Executive Vice President, Chief
                                  Financial and Accounting Officer and
                                  Director

                            POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Geoffrey W. Ramsey and David J. Murphy, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                  Title                          Date
---------                  -----                          ----


 /s/ ANNE L. RAMSEY        Secretary and Director      September 28, 2000
--------------------------
Anne L. Ramsey


/s/ THOMAS P. EAGAN, JR.   Director                    September 28, 2000
--------------------------
Thomas P. Eagan, Jr.


/s/ PATRICK J. HEALY       Director                    September 28, 2000
--------------------------
Patrick J. Healy

/s/ JOHN D'ANTONA          Director                    September 28, 2000
--------------------------
John D'Antona


/s/ GILBERT ROSSOMANDO     Director                    September 28, 2000
--------------------------
Gilbert Rossomando