Form 10QSB
period 2000-09-29
HOST AMERICA CORP
filed 2000-11-13
CIK 809012

FORM 10-QSB
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 29, 2000   Commission File Number  33-11170-B

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

Indicate by check whether the registrant
(1) has filed all reports required to be
filed by Section 13 or 15 (d) of the
Securities Exchange Act of 1934 during
the preceding 12 months (or for such
shorter period that the registrant was            Yes:  X
required to file such report(s), and (2)              -----
has been subject to such filing                   No:
requirements for the past 90 days.                    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                                        Number of shares outstanding at
            Class                              September 29, 2000
Common Stock, $.001 par value                   1,337,318 shares

                 HOST AMERICA CORPORATION AND SUBSIDIARY
                     SEPTEMBER 29, 2000 FORM 10-QSB
                                  INDEX


PART I - FINANCIAL INFORMATION                                       PAGE

Item 1.   Consolidated Financial Statements

          Consolidated Condensed Balance Sheets - September 29, 2000
          (Unaudited) and June 30, 2000 (Audited)                       3

          Consolidated Condensed Statements of Operations -for the
          three months ended September 29, 2000 (Unaudited) and
          September 30, 1999 (Unaudited)                                4

          Consolidated Condensed Statements of Cash Flows - for the
          three months ended September 29, 2000 (Unaudited) and
          September 30, 1999 (Unaudited)                                5

          Notes to Consolidated Condensed Financial Statements          6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     8

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                            11

Item 2.   Changes in Securities                                        11

Item 3.   Defaults Upon Senior Securities                              11

Item 4.   Submission of Matters to a Vote of Security Holders          11

Item 5.   Other Information                                            11

Item 6.   Exhibits and Reports on Form 8-K                             11

          Signatures                                                   12

                 HOST AMERICA CORPORATION AND SUBSIDIARY
                  CONSOLIDATED CONDENSED BALANCE SHEETS

                                 ASSETS

                                                September 29, 2000      June 30, 2000
                                                    (Unaudited)            (Audited)
                                                ------------------   ------------------
CURRENT ASSETS
  Cash and cash equivalents                         $    190,461        $  1,720,407
  Accounts receivable, net of allowance for
   doubtful accounts of $34,000 and $21,000 as of
   September 29, 2000 and June 30, 2000,
   respectively                                        2,534,788             934,202
  Inventory                                              472,221             258,977
  Prepaid expenses and other                             171,500             152,588
                                                    ------------        ------------
        Total current assets                           3,368,970           3,066,174

PROPERTY AND EQUIPMENT, net                              975,871             670,263

OTHER ASSETS
  Other                                                   36,126                   -
  Goodwill, net                                        4,018,072                   -
                                                    ------------        ------------
                                                       4,054,198                   -
                                                    ------------        ------------
                                                    $  8,399,039        $  3,736,437
                                                    ============        ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Demand note payable                               $    547,889        $          -
  Current portion of long-term debt                       72,802             145,035
  Accounts payable                                     1,193,075             690,532
  Accrued expenses                                       569,246             313,452
                                                    ------------        ------------
        Total current liabilities                      2,383,012           1,149,019

LONG-TERM DEBT, less current portion included above    2,548,870             152,162

OTHER                                                     19,385                   -

COMMITMENTS                                                    -                   -

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 2,000,000 shares
   authorized, 700,000 shares issued and outstanding         700                 700
  Common stock, $.001 par value, 80,000,000 shares
   authorized, 1,337,318 and 1,138,895 shares issued
   and outstanding as of September 29, 2000 and
   June 30, 2000, respectively                             1,337               1,139
  Additional paid-in capital                           8,555,559           7,546,566
  Deficit                                             (5,109,824)         (5,113,149)
                                                    ------------        ------------
        Total stockholders' equity                     3,447,772           2,435,256
                                                    ------------        ------------
                                                    $  8,399,039        $  3,736,437
                                                    ============        ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                     CONDENSED FINANCIAL STATEMENTS.

                 HOST AMERICA CORPORATION AND SUBSIDIARY
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                       For the three months ended
                                                  --------------------------------------
                                                  September 29, 2000  September 30, 1999
                                                     (Unaudited)         (Unadited)
                                                  --------------------------------------
NET REVENUES                                        $  4,860,233        $  2,653,255

COST OF GOODS SOLD                                     3,745,572           2,307,573
                                                    ------------        ------------

        Gross profit                                   1,114,661             345,682

GENERAL AND ADMINISTRATIVE EXPENSES                    1,107,174             572,716
                                                    ------------        ------------

        Income (loss) from operations                      7,487            (227,034)

OTHER INCOME (EXPENSE)                                    (4,162)             28,081
                                                    ------------        ------------

        Net income (loss)                           $      3,325        $   (198,953)
                                                    ============        ============

NET LOSS PER COMMON SHARE                           $        NIL        $      (0.18)
                                                    ============        ============










    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                     CONDENSED FINANCIAL STATEMENTS.

                 HOST AMERICA CORPORATION AND SUBSIDIARY
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                       For the three months ended
                                                  --------------------------------------
                                                  September 29, 2000  September 30, 1999
                                                     (Unaudited)         (Unaudited)
                                                  --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                 $      3,325        $   (198,953)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
      Depreciation and amortization                      119,213              51,333
  Changes in operating assets and liabilities            111,406             114,962
                                                    ------------        ------------
      Net cash provided by (used in) operating
       activities                                        233,944             (32,658)
                                                    ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                    (47,668)           (144,468)
  Cash paid for business acquired                     (2,090,608)                  -
                                                    ------------        ------------
      Net cash used in investing activities           (2,138,276)           (144,468)
                                                    ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from line of credit                           547,889              89,971
  Deferred financing costs                               (12,500)                  -
  Principal payments on long-term debt                  (161,003)            (31,650)
                                                    ------------        ------------
      Net cash provided by financing activities          374,386              58,321
                                                    ------------        ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS             (1,529,946)           (118,805)

CASH AND CASH EQUIVALENTS, beginning of period         1,720,407           2,590,515
                                                    ------------        ------------

CASH AND CASH EQUIVALENTS, end of period            $    190,461        $  2,471,710
                                                    ============        ============

Details of business acquired was as follows:
  Fair value of assets acquired                     $  6,560,285        $        -
  Liabilities assumed                                  3,469,677                 -
                                                    ------------        ------------
  Purchase price, net of cash received                 3,090,608                 -
  Common stock issued for acquired business           (1,000,000)                -
                                                    ------------        ------------
  Net cash paid for acquired business               $  2,090,608        $        -
                                                    ============        ============



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                     CONDENSED FINANCIAL STATEMENTS.

                 HOST AMERICA CORPORATION AND SUBSIDIARY
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (UNAUDITED)

NOTE A -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BASIS OF PRESENTATION

          The consolidated condensed financial statements for the three months ended September 29, 2000 and September 30, 1999 have been prepared by Host America Corporation and subsidiary (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated condensed financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) and disclosures necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These consolidated condensed financial statements should be read in conjunction with the audited financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000.

          BASIS OF CONSOLIDATION

          The consolidated condensed financial statements presented as of September 29, 2000 and the three months then ended include the accounts of Host America Corporation (Host) and its wholly-owned subsidiary Lindley Food Service Corporation (Lindley) (combined "the Company"). All significant intercompany transactions and balances have been eliminated.

          The financial statements presented at June 30, 2000 and for the three months ended September 30, 1999 only include the accounts of Host.

          INVENTORY

          Inventory consists primarily of food supplies and is stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

          EARNINGS PER SHARE

          Net loss per common share was computed based upon 1,270,256 and 1,130,000 weighted average shares outstanding during the three months ended September 29, 2000 and September 30, 1999, respectively. Dilutive earnings per share was not presented as the potentially dilutive warrants, convertible preferred stock and stock purchase options are anti-dilutive.

                 HOST AMERICA CORPORATION AND SUBSIDIARY
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)

NOTE B -  ACQUISITION

          On July 31, 2000, the Company purchased all of the issued and outstanding shares of Lindley Food Service Corporation (Lindley), plus acquisition costs, resulting in a total purchase price of approximately $5,012,000. The acquisition was partially financed by a $2,500,000 five-year term loan (See Note C). Lindley is engaged in the manufacturing of meals for various governmental programs primarily under fixed-price contracts. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $4,072,000, and has been recorded as goodwill.

          The following information reflects the pro forma results of operations of the Company for the three months ended September 29, 2000 and September 30, 1999 assuming the Lindley acquisition occurred at the beginning of the respective periods:

                                                     2000          1999
                                                  ----------     ----------
               Net revenues                       $5,756,580     $5,096,708
               Income from continuing operations      65,625         58,102
               Net income                             80,016         70,844
               Income per share                          .06            .06

NOTE C -  DEMAND NOTE PAYABLE AND LONG TERM DEBT

          In connection with the July 31, 2000 acquisition of Lindley, the Company obtained a $2,500,000 term loan and a $1,200,000 demand note payable. The term loan requires monthly principal installments ranging from $30,000 to $47,500 plus interest at LIBOR plus 2.5% (9.127% at September 29, 2000) and matures on August 1, 2005. Total principal outstanding under the term loan at September 29, 2000 was $2,470,000.

          The demand note payable provides for borrowings, based on a collateral formula, up to a maximum of $1,200,000 maturing on November 1, 2001. Interest is payable monthly on amounts outstanding at 9.5%. Total borrowings outstanding at September 29, 2000 totaled $547,889.

          The term note and demand note payable are collateralized by substantially all of the assets of the Company.

NOTE D -  STOCK ISSUANCE

          On July 10, 2000 the Board of Directors authorized the issuance of 301 shares of the Host's common stock to an employee for the achievement of certain incentive goals. Total compensation expense recognized in connection with the issuance of these shares totaled $1,505.

          On July 31, 2000, Host issued 198,122 shares of common stock valued at $1,000,000 in connection with the acquisition of Lindley.

                 HOST AMERICA CORPORATION AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking information made on behalf of the Company. Certain statements in this quarterly report on Form 10-QSB are "forward-looking statements". These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in the annual report on Form 10-KSB for the year ended June 30, 2000 and this current report that are not historical facts. When used in this annual report, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations, and intentions and other factors discussed in this report. We assume no obligation to update such forward-looking statements.

OVERVIEW

On July 31, 2000, the Company purchased all of the issued and outstanding shares of Lindley Food Service Corporation (Lindley). Lindley specializes in providing full-service contract feeding programs to schools, senior citizens, day care centers, charitable organizations and other government funded agencies; as well as the private sector. Annual revenues for Lindley totaled $8,415,000 for their fiscal year ending March 31, 2000.

The management of Host and Lindley have a long-standing business relationship, similar goals, and a shared excitement for the competitive synergies of the combined companies. As a wholly-owned subsidiary, Lindley will continue its established presence throughout Connecticut and remain one of the largest senior food service, summer food service, and unitized breakfast providers in the state. The addition of this subsidiary to Host not only helps to diversify the services we provide, but also strengthens the management team and allows us to develop markets that were previously unavailable to Host and Lindley as separate companies. Lindley's management, consisting of Gilbert Rossomando and Mark Cerreta, is responsible for Lindley's past success and will play a major role in Lindley's future expansion plans. Mr. Gilbert Rossomando joined Host's Board of Directors in July, 2000.

The Company's acquisition team continues to actively pursue opportunities for growth. The Company feels that acquiring strong, food-related companies will strengthen our base of revenue and the probability of continued growth.

In September, 2000, the Company entered into a multi-year contract with JDS Uniphase to provide a full array of corporate dining services at JDS Uniphase's new Product Development and Manufacturing Center in Windsor, Connecticut. JDS Uniphase is the world's leading merchant supplier of fiber optic components for the telecommunications industry. The estimated date of opening is during the second fiscal quarter. The Company also opened three new corporate dining facilities during the quarter ending September 29, 2000. It is anticipated that these facilities will generate approximately $915,000 in annual sales.

ADMINISTRATIVE DEVELOPMENTS

The Company hired a corporate controller to coordinate the integration of Lindley's financial operations with that of Host, reduce the costs associated with services provided by outside consultants, make recommendations for continued financial growth, and oversee various other financial, accounting, management and administrative functions. The corporate controller is scheduled to commence

                 HOST AMERICA CORPORATION AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

ADMINISTRATIVE DEVELOPMENTS (CONTINUED)

employment with the Company in mid-November.

The Company's Regional Operational Manager, Timothy Hayes, with the help of the District and Unit Managers, has developed a weekly flash reporting system that enables the Company's management to see trouble spots and make appropriate corrections as it relates to monthly budgeted revenues, costs and profitability.

RESULTS OF OPERATIONS

Net revenues for the three months ended September 29, 2000 were $4,860,233 as compared to $2,653,255 for the three months ended September 30, 1999. Accordingly, revenues increased $2,206,978 or approximately 83%. The increase in revenues was primarily a result of the acquisition of Lindley ($1,314,410) and the Company's continued ability to aggressively add new facilities and maximize revenue from existing facilities.

Gross profit increased $768,979 for the three months ended September 29, 2000 when compared to the three months ended September 30, 1999. Gross profit as a percentage of sales increased from 13% for the three months ended September 30, 1999 to 23% for the three months ended September 29, 2000 primarily due to the Lindley acquisition, but also resulting from changes in product mix and operating efficiencies at the unit level.

The Company realized net income of $3,325 for the three months ended September 29, 2000 as compared to net a net loss of $198,953 for the three months ended September 30, 1999. The significant improvement was due to the acquisition as well as the continued effort by the Company to cut costs and maximize revenue. The Company continues to incur expenses relating to the opening of new accounts including hiring and training expenses for new full-time employees, and transportation, overnight expenses, rental expenses, and smallware costs.

Although the Company expects its growth rate to continue, the impact of the start-up costs on income from operations will diminish as the customer base grows. Further, profitability of existing units is expected to increase as operating costs stabilize, and as management continues to move sales and product mix to achieve optimum market penetration.

LIQUIDITY AND CAPITAL RESOURCES

The company's liquidity as evidenced by its current ratio has declined.
The current ratio at September 29, 2000 and June 30, 2000 was 1.41:1 and 2.67:1, respectively. This decline is due mainly to the use of cash in the acquisition of Lindley. Additionally, payables increased due a change in the Company's banking relationship and a build up of payables associated with the acquisition costs.

Net cash flows for the three month period ended September 29, 2000 resulted in a decrease in cash and cash equivalents of $1,529,946. Operating activities resulted in a cash inflow during the period of $233,944 due primarily to management's ability to manage current assets and liabilities effectively. The acquisition of Lindley accounted for the majority of the $2,138,276 use of cash for investing activities and the Company's financing activities resulted in a cash inflow of $374,386 due primarily to proceeds from financing sources, net of repayments for long term debt.

                 HOST AMERICA CORPORATION AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Net cash flows for the three month period ended September 30, 1999 resulted in a decrease in cash and cash equivalents of $118,805. Operating activities resulted in a cash outflow during the period of $32,658 primarily due to the net loss for the period. Purchases of equipment to support the rapid expansion of facilities under management amounted to $144,468 and the Company's financing activities resulted in a cash inflow of $58,321 due primarily to proceeds from financing sources.

                       PART II - OTHER INFORMATION


Item 1 - Legal Proceedings                   NONE

Item 2 - Change in Securities                NONE

Item 3 - Defaults Upon Senior Securities     NONE

Item 4 - Submission of Matters to a Vote of Security Holders
                                             NONE

Item 5 - Other Information                   NONE

Item 6 - Exhibits and Reports on Form 8-K    Disclosure of the acquisition
                                             of Lindley Food Service
                                             Corporation was filed on Form
                                             8K on August 9, 2000.

                               SIGNATURES
                               ----------








Pursuant to the requirements of The Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                              HOST AMERICA CORPORATION



Date: November 13, 2000            By:/s/    GEOFFREY W. RAMSEY
                                   ----------------------------
                                   Geoffrey W. Ramsey, President
                                   and Chief Executive Officer