Form 10QSB
period 2000-12-29
HOST AMERICA CORP
filed 2001-02-08
CIK 809012

FORM 10-QSB
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 29, 2000    Commission File Number  33-11170-B

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


                                        Number of shares outstanding at
            Class                              December 29, 2000
Common Stock, $.001 par value                   1,337,989 shares

                 HOST AMERICA CORPORATION AND SUBSIDIARY
                      DECEMBER 29, 2000 FORM 10-QSB
                                  INDEX


PART I - FINANCIAL INFORMATION                                       PAGE

Item 1.   Consolidated Financial Statements

          Consolidated Condensed Balance Sheets -
          December 29, 2000 (Unaudited) and June 30, 2000 (Audited)     3

          Consolidated Condensed Statements of Income (Loss) - for the three months ended December 29, 2000 (Unaudited) and
          December 31, 1999 (Unaudited)                                 4

          Consolidated Condensed Statements of Income (Loss) - for the six months ended December 29, 2000 (Unaudited) and
          December 31, 1999 (Unaudited)                                 5

          Consolidated Condensed Statements of Cash Flows - for the
          six months ended December 29, 2000 (Unaudited) and
          December 31, 1999 (Unaudited)                                 6

          Notes to Consolidated Condensed Financial Statements          7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                    10

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                            14

Item 2.   Changes in Securities                                        14

Item 3.   Defaults Upon Senior Securities                              14

Item 4.   Submission of Matters to a Vote of Security Holders          14

Item 5.   Other Information                                            14

Item 6.   Exhibits and Reports on Form 8-K/A                           14

          Signatures                                                   15

                 HOST AMERICA CORPORATION AND SUBSIDIARY
                  CONSOLIDATED CONDENSED BALANCE SHEETS

                                 ASSETS

                                                  December 29, 2000      June 30, 2000
                                                     (Unaudited)           (Audited)
                                                  -----------------    ------------------
CURRENT ASSETS
  Cash and cash equivalents                         $    116,434        $  1,720,407
  Accounts receivable, net of allowance for
   doubtful accounts of $47,000 and $21,000 as of
   December 29, 2000 and June 30, 2000,
   respectively                                        2,608,111             934,202
  Inventory                                              477,202             258,977
  Prepaid expenses and other                             291,565             152,588
                                                    ------------        ------------
        Total current assets                           3,493,312           3,066,174

PROPERTY AND EQUIPMENT, net                              890,983             670,263

OTHER ASSETS
  Other                                                  104,161                   -
  Goodwill, net                                        4,100,185                   -
                                                    ------------        ------------
                                                       4,204,346                   -
                                                    ------------        ------------
                                                    $  8,588,641        $  3,736,437
                                                    ============        ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Demand note payable                               $    737,889        $          -
  Current portion of long-term debt                      449,504             145,035
  Accounts payable                                     1,385,212             690,532
  Accrued expenses                                       436,177             313,452
                                                    ------------        ------------
        Total current liabilities                      3,008,782           1,149,019

LONG-TERM DEBT, less current portion included above    2,047,445             152,162

OTHER                                                     18,812                   -

COMMITMENTS                                                    -                   -

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 2,000,000 shares
   authorized, 700,000 shares issued and outstanding         700                 700
  Common stock, $.001 par value, 80,000,000 shares
   authorized, 1,337,989 and 1,138,895 shares issued
   and outstanding as of December 29, 2000 and
   June 30, 2000, respectively                             1,338               1,139
  Additional paid-in capital                           8,558,577           7,546,566
  Deficit                                             (5,047,014)         (5,113,149)
                                                    ------------        ------------
        Total stockholders' equity                     3,513,601           2,435,256
                                                    ------------        ------------
                                                    $  8,588,641        $  3,736,437
                                                    ============        ============

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                     CONDENSED FINANCIAL STATEMENTS.

                 HOST AMERICA CORPORATION AND SUBSIDIARY
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)


                                                       For the three months ended
                                                  --------------------------------------
                                                  December 29, 2000    December 31, 1999
                                                     (Unaudited)           (Unaudited)
                                                  -----------------    -----------------
NET REVENUES                                        $  5,523,804        $  3,104,582

COST OF GOODS SOLD                                     4,447,161           2,786,184
                                                    ------------        ------------

    Gross profit                                       1,076,643             318,398

GENERAL AND ADMINISTRATIVE EXPENSES                      934,171             487,419
                                                    ------------        ------------

    Income (loss) from operations                        142,472            (169,021)

OTHER INCOME (EXPENSE)                                   (79,661)             43,615
                                                    ------------        ------------

    Net income (loss)                               $     62,811        $   (125,406)
                                                    ============        ============


Net income (loss) per common share - basic          $       0.05        $      (0.11)
                                                    ============        ============

Net income per common share - diluted               $       0.05        $    N/A
                                                    ============        ============









      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                     CONDENSED FINANCIAL STATEMENTS.

                 HOST AMERICA CORPORATION AND SUBSIDIARY
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)


                                                         For the six months ended
                                                  --------------------------------------
                                                  December 29, 2000    December 31, 1999
                                                     (Unaudited)           (Unaudited)
                                                  -----------------    -----------------

NET REVENUES                                        $ 10,384,037        $  5,757,837

COST OF GOODS SOLD                                     8,192,733           5,176,531
                                                    ------------        ------------

    Gross profit                                       2,191,305             581,306

GENERAL AND ADMINISTRATIVE EXPENSES                    2,041,345             977,361
                                                    ------------        ------------

    Income (loss) from operations                        149,959            (396,055)

OTHER INCOME (EXPENSE)                                   (83,823)             71,696
                                                    ------------        ------------

    Net income (loss)                               $     66,136        $   (324,359)
                                                    ============        ============


Net income (loss) per common share - basic          $       0.05        $      (0.29)
                                                    ============        ============

Net income per common share - diluted               $       0.05        $    N/A
                                                    ============        ============









      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                     CONDENSED FINANCIAL STATEMENTS.

                 HOST AMERICA CORPORATION AND SUBSIDIARY
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                        For the six months ended
                                                  --------------------------------------
                                                  December 29, 2000    December 31, 1999
                                                     (Unaudited)           (Unaudited)
                                                  -----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                 $     66,136        $   (324,359)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                        276,358             101,921
  Changes in operating assets and liabilities             (3,801)           (187,500)
                                                    ------------        ------------
    Net cash provided by (used in) operating
     activities                                          338,693            (409,938)
                                                    ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                    (31,842)           (266,118)
  Cash paid for business acquired                     (4,777,275)                  -
                                                    ------------        ------------
    Net cash used in investing activities             (4,809,117)           (266,118)
                                                    ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                         2,500,000              37,167
  Proceeds from demand note payable, net                 737,889                   -
  Proceeds from issuance of common stock and
   warrants, net                                          12,210               3,450
  Deferred financing and stock issuance costs            (52,619)                  -
  Principal payments on long-term debt                  (331,029)                  -
                                                    ------------        ------------
    Net cash provided by financing activities          2,866,451              40,617
                                                    ------------        ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS             (1,603,973)           (635,439)

CASH AND CASH EQUIVALENTS, beginning of period         1,720,407           2,590,515
                                                    ------------        ------------

CASH AND CASH EQUIVALENTS, end of period            $    116,434        $  1,955,076
                                                    ============        ============


Cash paid for business acquired is comprised of:
  Fair value of assets acquired                     $  6,712,253        $        -
  Liabilities assumed                                    934,978                 -
                                                    ------------        ------------
  Purchase price, net of cash received                 5,777,275                 -
  Common stock issued for acquired business           (1,000,000)                -
                                                    ------------        ------------
  Net cash paid for acquired business               $  4,777,275        $        -
                                                    ============        ============


Non-cash Investing and Financing Activities:
  Equipment acquired through assumption of
    notes payable and capital leases                $     25,620        $        -

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                     CONDENSED FINANCIAL STATEMENTS.

                 HOST AMERICA CORPORATION AND SUBSIDIARY
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (UNAUDITED)

NOTE A -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BASIS OF PRESENTATION

          The consolidated condensed financial statements for the three and six months ended December 29, 2000 and December 31, 1999 have been prepared by Host America Corporation and subsidiary (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated condensed financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) and disclosures necessary to present fairly the balance sheets, statements of income (loss) and statements of cash flows for the periods presented in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These consolidated condensed financial statements should be read in conjunction with the audited financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000.

          BASIS OF CONSOLIDATION

          The consolidated condensed financial statements presented as of December 29, 2000 and the three and six months then ended, include the accounts of Host America Corporation (Host) and, effective July 31, 2000, its wholly-owned subsidiary Lindley Food Service Corporation (Lindley) (combined "the Company"). All significant intercompany transactions and balances have been eliminated.

          The financial statements presented at June 30, 2000 and for the three and six months ended December 31, 1999 only include the accounts of Host.

          INVENTORY

          Inventory consists primarily of food supplies and is stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

          EARNINGS PER SHARE

          Earnings per share for the three and six months ended December 29, 2000 has been computed based on the weighted average shares outstanding during the periods. Diluted earnings per share was not presented for the three and six months ended December 31, 1999 as the potentially dilutive warrants, convertible preferred stock and stock purchase options were anti-dilutive. The weighted average shares used in the calculations are as follows:

                                                     Three months ended       Six months ended
                                                    ---------------------   ---------------------
                                                      2000        1999        2000        1999
                                                     ------      ------      ------      ------
     Weighted average shares outstanding (basic)    1,337,617   1,134,079   1,302,994   1,134,079

     Assumed conversion of stock options               55,839         -        55,839         -
                                                    ---------   ---------   ---------   ---------
     Weighted average shares outstanding (dilutive) 1,393,456   1,134,079   1,358,833   1,134,079
                                                    =========   =========   =========   =========

                 HOST AMERICA CORPORATION AND SUBSIDIARY
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)

NOTE B -  ACQUISITION

          On July 31, 2000, the Company purchased all of the issued and outstanding shares of Lindley Food Service Corporation (Lindley), plus acquisition costs, resulting in a total purchase price of approximately $5,777,000. The acquisition was partially financed by a $2,500,000 five-year term loan (See Note C). Lindley is engaged in providing full-service contract feeding programs primarily to schools, senior citizens, day care centers, charitable organizations and other government funded agencies. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $4,215,000 and has been recorded as goodwill.

          The following information reflects the pro forma results of operations of the Company for the six months ended December 29, 2000 and December 31, 1999 assuming the Lindley acquisition occurred at the beginning of the respective periods:

                                                     2000           1999
                                                  -----------    -----------
               Net revenues                       $11,280,384    $10,212,473
               Income from continuing operations      208,097        116,422
               Net income                             142,827        141,953
               Income per share                          .11            .11


NOTE C -  DEMAND NOTE PAYABLE AND LONG TERM DEBT

          In connection with the July 31, 2000 acquisition of Lindley, the Company obtained a $2,500,000 term loan and a demand note payable of up to $1,200,000. The term loan requires monthly principal installments ranging from $30,000 to $47,500 plus interest at LIBOR plus 2.5% (9.127% at December 29, 2000) and matures on
          August 1, 2005.   Total principal outstanding under the term loan
          at December 29, 2000 was $2,380,000.

          The demand note payable provides for borrowings, based on a collateral formula, up to a maximum of $1,200,000 maturing on November 1, 2001. Interest is payable monthly on amounts outstanding at 9.5%. Total borrowings outstanding at December 29, 2000 totaled $737,889.

          The term note and demand note payable are collateralized by substantially all of the assets of the Company. In addition, they are subject to certain financial covenants, noncompliance with which would be considered an event of default and provide the bank with the right to demand repayment prior to the maturity date. The Company was not in compliance with certain of these covenants, however, the bank has waived the right to exercise its remedies in default for these specific instances of noncompliance.

                 HOST AMERICA CORPORATION AND SUBSIDIARY
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)


NOTE D -  STOCK ISSUANCE

          On July 10, 2000 and November 22, 2000, the Board of Directors authorized the issuance of 301 and 671 shares, respectively, of Host's common stock to an employee for the achievement of certain incentive goals. Total compensation expense recognized in connection with the issuance of these shares totaled $1,505 and $3,020, respectively.

          On July 31, 2000, Host issued 198,122 shares of common stock valued at $1,000,000 in connection with the acquisition of Lindley.

                 HOST AMERICA CORPORATION AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This Form 10-QSB for the quarter ended December 29, 2000 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operations, market conditions in the food service industry, our ability to make and integrate acquisitions and the impact of government regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

     Host's ability to retain and renew customer contracts,

     Host's need to finance clients' equipment and initial start-up costs,

     Host's dependence on building owners' ability to retain clients,

     The fluctuation in food costs,

     Severe labor shortages,

     Host's dependence on key personnel, and

     The intense competition in the food service industry on a local and national level.

In addition, the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," and similar expressions, as they relate to Host, our business or our management, are intended to identify forward-looking statements.

Host undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-QSB. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Form 10-QSB may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

OVERVIEW

Host America Corporation is a regional contract food service management company specializing in providing full restaurant and employee dining, special event catering, vending and office coffee service, home food replacement (fully cooked, home-style meals, typically made from scratch, suitable for take-out) and management of corporate dining rooms and cafeterias, in office complexes and manufacturing plants. The diversity of services allows the Company's clients to offer their employees full breakfast and lunch availability, multi-level catering and a variety of complimentary food service options. The Company currently has operations in Connecticut, New Hampshire, New York, New Jersey and Rhode Island and, in the near future, the Company intends to expand to Texas.

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

In September, 2000, the Company entered into a multi-year contract with JDS Uniphase to provide a full array of corporate dining services at JDS Uniphase's new Product Development and Manufacturing Center in Windsor, Connecticut. JDS Uniphase is the world's leading merchant supplier of fiber optic components for the telecommunications industry. The Company expects this account to generate substantial annual revenues. The Company will begin to provide vending and office coffee services on February 23, 2001 and anticipates that the corporate dining, catering and other services should start near the end of the fourth fiscal quarter.

During the current fiscal quarter, the Company signed an agreement to provide corporate dining, catering, vending and office coffee services for Ocean Port New Jersey based Tellium Corporation, a manufacturer of fiber optic modulators and cable. The fiber optic industry is undergoing rapid growth, and, as such, the Company expects the Tellium account to sustain
increased annual revenue growth over the life of the contract.   All
services for this account will commence on February 14, 2001.

During the second quarter, the Company identified two units, which were not meeting profitability expectations. The Company vigorously negotiated with both of these units in an attempt to improve profit margins, but the negotiations were unsuccessful and the Company decided it was in its best
interest to cease operations with both of these accounts.   It discontinued
operations with one in October 2000 and will discontinue operations with the other in January 2001. The Company carefully monitors the operating margins of all its units and, if it identifies an account, which is generating negligible profit margins, it will make every attempt to retain the business, short of losing money on it. All of the Company's current operating units are profitable at this time.

The Company believes in its plan to grow the business and increase profitability through future strategic acquisitions, the creation of economies of scale through increased volume and internal sales growth. The Company is continually involved in the bidding process for potential new business. It currently has proposals submitted to numerous prospective customers. The Company believes it will be successful in securing several of these accounts during the last two quarters of its fiscal year.

ADMINISTRATIVE DEVELOPMENTS

On November 13, 2000, the Company hired Larry Fusco, a CPA, as its corporate controller. Mr. Fusco has over twenty-five years of financial and accounting experience as well as an extensive background in a multi location environment. He has initiated the process of integrating Lindley's financial operations with that of Host and has made recommendations to improve financial reporting, internal controls and profitability levels. His public company background, forecasting and analytical experience, should reduce the necessity for services provided by outside consultants. As a key member of the Company's

                 HOST AMERICA CORPORATION AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

management team, he will be a major contributor to the Company's future financial success.

The Company's Regional Operational Manager, Timothy Hayes, with the help of the District and Unit Managers, has developed a weekly flash reporting system that enables the Company's management to see trouble spots and make appropriate corrections as it relates to monthly budgeted revenues, costs and profitability.

RESULTS OF OPERATIONS
Three months ended December 29, 2000 ("2000 period") vs. three months ended December 31, 1999 ("1999 period")

Net revenues for the three months ended December 29, 2000 were $5,523,804 as compared to $3,104,582 for the three months ended December 31, 1999. Accordingly, revenues increased $2,419,222 or approximately 78%. The increase in revenues was primarily a result of the acquisition of Lindley ($2,060,380) and the Company's continued ability to aggressively add new facilities and maximize revenue from existing facilities.

Gross profit rose $758,245, a 238% increase, for the three months ended December 29, 2000 when compared to the three months ended December 31, 1999. Gross profit as a percentage of sales increased from 10% for the three months ended December 31, 1999 to 20% for the three months ended December 29, 2000 primarily due to the Lindley acquisition, but also resulting from changes in product mix and operating efficiencies at the unit level.

The Company realized net income of $62,811 for the three months ended December 29, 2000 as compared to a net loss of $125,406 for the three months ended December 31, 1999. The significant improvement was due to the acquisition as well as the continued effort by the Company to reduce costs and maximize revenue.

Although the Company expects its growth rate to continue, the impact of the start-up costs on income from operations will diminish as the customer base grows. Further, profitability of existing units is expected to increase as operating costs stabilize, and as management continues to move sales and product mix to achieve optimum market penetration.

RESULTS OF OPERATIONS
Six months ended December 29, 2000 ("2000 period") vs. six months ended December 31, 1999 ("1999 period")

Net revenues for the six months ended December 29, 2000 were $10,384,037 as compared to $5,757,837 for the six months ended December 31, 1999. Accordingly, revenues increased $4,626,200 or approximately 80%. The increase in revenues was primarily a result of the acquisition of Lindley ($3,374,790) and the Company's continued ability to aggressively add new facilities and maximize revenue from existing facilities.

Gross profit rose $1,609,999, a 277% increase, for the six months ended December 29, 2000 when compared to the six months ended December 31, 1999. Gross profit as a percentage of sales increased from 10% for the six months ended December 31, 1999 to 21% for the six months ended December 29, 2000 primarily due to the Lindley acquisition, but also resulting from changes in product mix and operating efficiencies at the unit level.

                 HOST AMERICA CORPORATION AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company realized net income of $66,136 for the six months ended December 29, 2000 as compared to a net loss of $324,359 for the six months ended December 31, 1999. The significant improvement was due to the acquisition as well as the continued effort by the Company to reduce costs and maximize revenue. As the Company continues to expand, it incurs period costs relating to the opening of new accounts including hiring and training expenses for new full-time employees, and transportation, overnight expenses, rental expenses, and smallware costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company has principally financed its operations through operating revenues and bank loans. The Company's liquidity as evidenced by its current ratio has declined. The current ratio at December 29, 2000 and June 30, 2000 was 1.16:1 and 2.67:1, respectively. This decline is due mainly to the use of cash in the acquisition of Lindley. Additionally, the Company financed the Lindley purchase through the assumption of long-term debt.

Net cash flows for the six month period ended December 29, 2000 resulted in a decrease in cash and cash equivalents of $1,603,973. Operating activities resulted in a cash inflow of $338,693 due to the net profit for the period and management's ability to manage current assets and liabilities effectively. The acquisition of Lindley accounted for the majority of the $4,809,117 use of cash for investing activities and the Company's financing activities resulted in a cash inflow of $2,866,451 due primarily to proceeds from financing sources, net of repayments for long term debt.

As discussed in Note C to the accompanying notes to the consolidated condensed financial statements, the Company was not in compliance with certain covenants contained in the Commercial Loan and Security Agreement at December 29, 2000. The bank has waived its rights to exercise its remedies in default for these instances of noncompliance. The Company failed the covenants driven by profitability and liquidity due to a delay in the acquisition of Lindley and the greater than anticipated cash flow requirements associated with that acquisition.

Net cash flows for the six month period ended December 31, 1999 resulted in a decrease in cash and cash equivalents of $635,439. Operating activities resulted in a cash outflow during the period of $409,938 primarily due to the net loss for the period. Purchases of equipment to support the rapid expansion of facilities under management amounted to $266,118 and the Company's financing activities resulted in a cash inflow of $40,617 due primarily to proceeds from financing sources.

                       PART II - OTHER INFORMATION


Item 1 - Legal Proceedings                   NONE

Item 2 - Change in Securities                NONE

Item 3 - Defaults Upon Senior Securities     NONE

Item 4 - Submission of Matters to a Vote of Security Holders
                                             NONE

Item 5 - Other Information                   NONE

Item 6 - Exhibits and Reports on Form 8-K/A  Additional information concerning the acquisition of
                                             Lindley Food Service
                                             Corporation was filed on Form
                                             8K/A on October 13, 2000.

                               SIGNATURES
                               ----------








Pursuant to the requirements of The Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                              HOST AMERICA CORPORATION



                                   By:/s/    GEOFFREY W. RAMSEY
                                   --------------------------------
                                   Geoffrey W. Ramsey, President
                                   and Chief Executive Officer




Date:  February 8, 2001            By:/s/  DAVID J. MURPHY
                                   --------------------------------
                                   David J. Murphy, Chief Financial Officer