Form 10QSB
period 2001-03-30
HOST AMERICA CORP
filed 2001-05-11
CIK 809012

FORM 10-QSB

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


                    For Quarter Ended March 30, 2001

                   Commission File Number 33-11170-B

                        HOST AMERICA CORPORATION
         (Exact name of registrant as specified in its charter)

            COLORADO                                 06-1168423
            --------                                 ----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                   Identification No.)

2 Broadway, Hamden, Connecticut                      06518-2697
-------------------------------                      ----------
(Address of principal executive offices)             (Zip code)


    Registrant's telephone number, including area code (203) 248-4100
                                                       --------------

   ___________________________________________________________________
          (Former name, former address and former fiscal year,
                     if changed since last report.)



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                                        Number of shares outstanding at
            Class                                March 30, 2001
Common Stock, $.001 par value                   1,343,474 shares

                 HOST AMERICA CORPORATION AND SUBSIDIARY
                       MARCH 30, 2001 FORM 10-QSB

                                  INDEX


PART I - FINANCIAL INFORMATION                                       PAGE

Item 1.   Consolidated Condensed Financial Statements

          Consolidated Condensed Balance Sheets - March 30, 2001
            (Unaudited) and June 30, 2000 (Audited). . . . . . . . . . .3

          Consolidated Condensed Statements of Operations -for the
            three months ended March 30, 2001 (Unaudited) and
            March 31, 2000 (Unaudited) . . . . . . . . . . . . . . . . .4

          Consolidated Condensed Statements of Income (Loss) - for the
            nine months ended March 30, 2001 (Unaudited) and
            March 31, 2000 (Unaudited) . . . . . . . . . . . . . . . . .5

          Consolidated Condensed Statements of Cash Flows - for the
            nine months ended March 30, 2001 (Unaudited) and
            March 31, 2000 (Unaudited) . . . . . . . . . . . . . . . . .6

          Notes to Consolidated Condensed Financial Statements . . . . .7

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations. . . . . . . . . . . . . . . . . 10

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 15

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . 15

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . 15

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . 15

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . 15

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 15

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . 16

                 HOST AMERICA CORPORATION AND SUBSIDIARY
                  CONSOLIDATED CONDENSED BALANCE SHEETS

                                 ASSETS

                                                    March 30, 2001       June 30, 2000
                                                     (Unaudited)           (Audited)
                                                  -----------------    ------------------
CURRENT ASSETS
  Cash and cash equivalents                         $     97,354        $  1,720,407
  Accounts receivable, net of allowance for
  doubtful accounts of $21,000 as of
  March 30, 2001 and June 30, 2000                     2,599,361             934,202
  Inventory                                              492,565             258,977
  Prepaid expenses and other                             294,158             152,588
                                                    ------------        ------------
        Total current assets                           3,483,438           3,066,174

PROPERTY AND EQUIPMENT, net                              870,957             670,263

OTHER ASSETS
  Other                                                   62,183                   -
  Goodwill, net                                        4,163,744                   -
                                                    ------------        ------------
                                                       4,225,927                   -
                                                    ------------        ------------
                                                    $  8,580,322        $  3,736,437
                                                    ============        ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Demand note payable                               $    892,889        $          -
  Current portion of long-term debt                      435,543             145,035
  Accounts payable                                     1,470,831             690,532
  Accrued expenses                                       347,577             313,452
                                                    ------------        ------------
        Total current liabilities                      3,146,840           1,149,019

LONG-TERM DEBT, less current portion included above    1,947,219             152,162

OTHER                                                     18,812                   -

COMMITMENTS                                                    -                   -

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 2,000,000 shares
  authorized, 700,000 shares issued and outstanding          700                 700
  Common stock, $.001 par value, 80,000,000 shares
    authorized, 1,343,474 and 1,138,895 shares issued
    and outstanding as of March 30, 2001 and
    June 30, 2000, respectively                            1,343               1,139
  Additional paid-in capital                           8,569,598           7,546,566
  Deficit                                             (5,104,190)         (5,113,149)
                                                    ------------        ------------
        Total stockholders' equity                     3,467,451           2,435,256
                                                    ------------        ------------
                                                    $  8,580,322        $  3,736,437
                                                    ============        ============

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                     CONDENSED FINANCIAL STATEMENTS.

                 HOST AMERICA CORPORATION AND SUBSIDIARY
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                        For the three months ended
                                                  ---------------------------------------
                                                    March 30, 2001       March 31, 2000
                                                     (Unaudited)          (Unaudited)
                                                  -----------------    ------------------
NET REVENUES                                        $  5,335,463        $  3,428,032

COST OF GOODS SOLD                                     4,097,064           3,209,030
                                                    ------------        ------------

        Gross profit                                   1,238,399             219,002

GENERAL AND ADMINISTRATIVE EXPENSES                    1,214,953             365,130
                                                    ------------        ------------

        Income (loss) from operations                     23,446            (146,128)

OTHER INCOME (EXPENSE)                                   (80,622)             22,340
                                                    ------------        ------------

        Net loss                                    $    (57,176)       $   (123,788)
                                                    ============        ============


Net loss per common share - basic                   $      (0.04)       $      (0.11)
                                                    ============        ============

Net loss per common share - diluted                 $      (0.04)       $        N/A
                                                    ============        ============





      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                     CONDENSED FINANCIAL STATEMENTS.

                 HOST AMERICA CORPORATION AND SUBSIDIARY
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)


                                                         For the nine months ended
                                                  ---------------------------------------
                                                    March 30, 2001       March 31, 2000
                                                     (Unaudited)          (Unaudited)
                                                  -----------------    ------------------
NET REVENUES                                        $ 15,719,500        $  9,185,869

COST OF GOODS SOLD                                    12,289,797           8,385,561
                                                    ------------        ------------

        Gross profit                                   3,429,703             800,308

GENERAL AND ADMINISTRATIVE EXPENSES                    3,256,298           1,342,491
                                                    ------------        ------------

        Income (loss) from operations                    173,405            (542,183)

OTHER INCOME (EXPENSE)                                  (164,445)             94,036
                                                    ------------        ------------

        Net income (loss)                           $      8,960        $   (448,147)
                                                    ============        ============


Net income (loss) per common share - basic          $       0.01        $      (0.39)
                                                    ============        ============

Net income per common share - diluted               $       0.01        $        N/A
                                                    ============        ============





      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                     CONDENSED FINANCIAL STATEMENTS.

                 HOST AMERICA CORPORATION AND SUBSIDIARY
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                         For the nine months ended
                                                  ---------------------------------------
                                                    March 30, 2001       March 31, 2000
                                                     (Unaudited)          (Unaudited)
                                                  -----------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                 $      8,960        $   (448,147)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                      426,622             163,714
      Gain on sale of equipment                           (1,975)                  -
  Changes in operating assets and liabilities            (12,974)           (160,721)
                                                    ------------        ------------
      Net cash provided by (used in) operating
       activities                                        420,633            (445,154)
                                                    ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of equipment                         16,266                   -
  Purchases of property and equipment                   (101,113)           (370,198)
  Cash paid for business acquired                     (4,912,867)                  -
                                                    ------------        ------------
      Net cash used in investing activities           (4,997,714)           (370,198)
                                                    ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                         2,500,000             280,203
  Proceeds from demand note payable, net                 892,889                   -
  Proceeds from issuance of common stock and
    warrants, net                                         23,236                   -
  Deferred financing and stock issuance costs            (16,880)                  -
  Principal payments on long-term debt                  (445,217)           (277,375)
                                                    ------------        ------------
      Net cash provided by financing activities        2,954,028               2,828
                                                    ------------        ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS             (1,623,053)           (812,524)

CASH AND CASH EQUIVALENTS, beginning of period         1,720,407           2,590,515
                                                    ------------        ------------

CASH AND CASH EQUIVALENTS, end of period            $     97,354        $  1,777,991
                                                    ============        ============


Cash paid for business acquired is comprised of:
  Fair value of assets acquired                     $  6,847,845        $          -
  Liabilities assumed                                    934,978                   -
                                                    ------------        ------------
  Purchase price, net of cash received                 5,912,867                   -
  Common stock issued for acquired business           (1,000,000)                  -
                                                    ------------        ------------
  Net cash paid for business acquired               $  4,912,867        $          -
                                                    ============        ============

Non-cash Investing and Financing Activities:
  Equipment acquired through assumption of
    notes payable and capital leases                $     25,620        $          -

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                     CONDENSED FINANCIAL STATEMENTS.

                 HOST AMERICA CORPORATION AND SUBSIDIARY
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (UNAUDITED)

NOTE A -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BASIS OF PRESENTATION

          The consolidated condensed financial statements for the three and nine months ended March 30, 2001 and March 31, 2000 have been prepared by Host America Corporation and subsidiary (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated condensed financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) and disclosures necessary to present fairly the balance sheets, statements of income (loss) and statements of cash flows for the periods presented in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These consolidated condensed financial statements should be read in conjunction with the audited financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000.

          BASIS OF CONSOLIDATION

          The consolidated condensed financial statements presented as of March 30, 2001 and the three and nine months then ended, include the accounts of Host America Corporation (Host) and, effective July 31, 2000, its wholly-owned subsidiary Lindley Food Service Corporation (Lindley) (combined "the Company"). All significant intercompany transactions and balances have been eliminated.

          The financial statements presented at June 30, 2000 and for the three and nine months ended March 31, 2000 only include the accounts of Host.

          INVENTORY

          Inventory consists primarily of food supplies and is stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

          EARNINGS PER SHARE

          Earnings per share for the three and nine months ended March 30, 2001 has been computed based on the weighted average shares outstanding during the periods. Diluted earnings per share was not presented for the three and nine months ended March 31, 2000 as the potentially dilutive warrants, convertible preferred stock and stock purchase options were anti-dilutive. The weighted average shares used in the calculations are as follows:

                 HOST AMERICA CORPORATION AND SUBSIDIARY
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)


                                                     Three months ended       Nine months ended
                                                    ---------------------   ---------------------
                                                      2001        2000        2001        2000
                                                     ------      ------      ------      ------
     Weighted average shares outstanding (basic)    1,341,601   1,135,336   1,315,675   1,134,904

     Assumed conversion of stock options                2,101           -      80,067           -
                                                    ---------   ---------   ---------   ---------
     Weighted average shares outstanding (dilutive) 1,343,702   1,135,336   1,395,742   1,134,904
                                                    =========   =========   =========   =========

NOTE B -  ACQUISITION

          On July 31, 2000, the Company purchased all of the issued and outstanding shares of Lindley Food Service Corporation (Lindley), plus acquisition costs, resulting in a total purchase price of approximately $5,913,000. The acquisition was partially financed by a $2,500,000 five-year term loan (See Note C). Lindley is engaged in providing full-service contract feeding programs primarily to schools, senior citizens, day care centers, charitable organizations and other government funded agencies. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $4,351,000 and has been recorded as goodwill.

          The following information reflects the pro forma results of operations of the Company for the nine months ended March 30, 2001 and March 31, 2000 assuming the Lindley acquisition occurred at the beginning of the respective periods:

                                                     2001           2000
                                                  -----------    -----------
               Net revenues                       $16,615,847    $15,611,449
               Income from continuing operations      231,543        217,547
               Net income                              85,651         80,474
               Income per share                           .07            .06

                 HOST AMERICA CORPORATION AND SUBSIDIARY
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)

NOTE C -  DEMAND NOTE PAYABLE AND LONG TERM DEBT

          In connection with the July 31, 2000 acquisition of Lindley, the Company obtained a $2,500,000 term loan and a demand note payable of up to $1,200,000. The term loan requires monthly principal installments ranging from $30,000 to $47,500 plus interest at LIBOR plus 2.5% (7.78% at March 30, 2001) and matures on August 1, 2005. Total principal outstanding under the term loan at March 30, 2001 was $2,290,000.

          The demand note payable provides for borrowings, based on a collateral formula, up to a maximum of $1,200,000 maturing on November 1, 2001. Interest is payable monthly on amounts outstanding at 8%. Total borrowings outstanding at March 30, 2001 totaled $892,889.

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

NOTE D -  STOCK ISSUANCE

          During the nine month period ended March 30, 2001, the Board of Directors authorized the issuance of 1,221 shares of the Company's common stock to employees for the achievement of certain incentive goals. Total compensation expense recognized in connection with the issuance of these shares totaled $5,297.
          On July 31, 2000, the Company issued 198,122 shares of common stock valued at $1,000,000 in connection with the acquisition of Lindley. On January 31, 2001, the Company issued 5,236 shares of common stock for its 401K plan employer match and recorded $17,940 in expense for these shares.

                 HOST AMERICA CORPORATION AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

     This Form 10-QSB for the quarter ended March 30, 2001 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operations, market conditions in the food service industry, our ability to make and integrate acquisitions and the impact of government regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

     *    The Company's ability to retain and renew customer contracts,

     * The Company's need to finance clients' equipment and initial start-up costs,

     * The Company's dependence on building owners' ability to retain clients,

     *    The fluctuation in food costs,

     *    Severe labor shortages,

     *    The Company's dependence on key personnel, and

     * The intense competition in the food service industry on a local and national level.

     In addition, the words "believe," "may," "will," "estimate,"
"continue," "anticipate," "intend," "expect," and similar expressions, as they relate to the Company, our business or our management, are intended to identify forward-looking statements.

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-QSB. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Form 10-QSB may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

OVERVIEW

     Host America Corporation (Host) is a regional contract food service management company specializing in providing full restaurant and employee dining, special event catering, vending and office coffee service, home food replacement (fully cooked, home-style meals, typically made from scratch, suitable for take-out) and management of corporate dining rooms and cafeterias, in office complexes and manufacturing plants. The diversity of services allows the Company's clients to offer their employees full breakfast and lunch availability, multi-level catering and a variety of complimentary food service options. The Company currently has operations in Connecticut, New Hampshire, New York, New Jersey and Rhode Island and, in the near future, the Company intends to expand to Texas.

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

     The management of Host and Lindley have a long-standing business relationship, similar goals, and a shared excitement for the competitive synergies of the combined companies. As a wholly-owned subsidiary, Lindley will continue its established presence throughout Connecticut and remain one of the largest senior food service, summer food service, and unitized breakfast providers in the state. The addition of this subsidiary to Host not only helps to diversify the services we provide, but also strengthens the management team and allows us to develop markets that were previously unavailable to Host and Lindley as separate companies. Lindley's management, consisting of Gilbert Rossomando and Mark Cerreta, is responsible for Lindley's past success and will play a major role in Lindley's future expansion plans. Mr. Gilbert Rossomando joined Host's Board of Directors in July 2000.

     The Company's acquisition team continues to actively pursue opportunities for growth. On March 16, 2001, the Company entered into a Letter of Intent ("LOI") with Select Force, Inc. ("Select"), and the Shareholders of Select (the "Sellers"). The LOI provides for the acquisition by the Company of all of the outstanding shares of Select in consideration for the issuance to the Sellers of up to 700,000 shares of the Company's common stock. The common stock will be restricted from sale until one (1) year after the closing date of the acquisition and may only be sold or transferred in accordance with the provisions of Rule 144 of the Securities Exchange Act of 1933. Select is located in Oklahoma City, Oklahoma and provides employee pre-screening services for employers. The Company believes these services will be compatible with its current business model. The Company expects to complete this transaction before the end of its current fiscal year.

     The Company was featured in a January 1, 2001 article in the Wall Street Transcript. The Company's CEO and President, Geoffrey Ramsey and Vice President and CFO, David Murphy, provided their insight and long term vision for the food service industry in general and the Company in particular. In March 2001, Food Service Director, an industry trade magazine, cited Host with the fastest growth rate (67%) among their list of the largest 55 food service contract firms for calendar year 2000.

     In September 2000, the Company entered into a multi-year contract with JDS Uniphase to provide a full array of corporate dining services at JDS Uniphase's new Product Development and Manufacturing Center in Windsor, Connecticut. JDS Uniphase is the world's leading merchant supplier of fiber optic components for the telecommunications industry. The Company expects this account to generate substantial annual revenues. The Company started to provide vending and office coffee services on February 23, 2001 and anticipates that the corporate dining, catering and other services will start some time in mid June 2001.

     During the current fiscal quarter, the Company commenced operations with Ocean Port New Jersey based Tellium Corporation, a manufacturer of fiber optic modulators and cable. To date, revenues for this account have exceeded initial expectations and are expected to sustain continued growth over the life of the contract.

     The Company entered into two new contract agreements during the quarter. The Company will provide corporate dining, catering, vending and office coffee services for The American Red Cross in Farmington, CT. The other contract is for Goodwill Industries in Bridgeport, CT. The Company will provide corporate dining, catering, resident feeding and vending services for this account. Both of these operations will open in April 2001. After the end of the quarter, the Company learned that it was the successful bidder for the account of Somerset, NJ based Lucent Technologies. The Company expects to commence operations for this account in June 2001.

     The Company's Lindley Food Service subsidiary has recently started to provide meals for Sugar Plum Day Care in Bridgeport, CT. This account should amount to approximately twenty thousand meals per year. Lindley was awarded the Boston Public Schools emergency replacement program for breakfast and sandwich items. Lindley expects this account to begin in September 2001 and should generate approximately three hundred thousand breakfast/sandwich items per school year.

     The Company believes in its plan to grow the business and increase profitability through future strategic acquisitions and the creation of economies of scale through increased volume and internal sales growth. The Company is continually involved in the bidding process for potential new business. It currently has proposals submitted to numerous prospective customers, several of which are very high profile corporations. The Company believes it will be successful in securing at least some of these accounts during the last quarter of its current fiscal year.

ADMINISTRATIVE DEVELOPMENTS

     On November 13, 2000, the Company hired Larry Fusco, a CPA, as its corporate controller. Mr. Fusco has over twenty-five years of financial and accounting experience as well as an extensive background in a multi location environment. He has initiated the process of integrating Lindley's financial operations with that of Host and has made recommendations to improve financial reporting, internal controls and profitability levels. His public company background, forecasting and analytical experience, should reduce the necessity for services provided by outside consultants. As a key member of the Company's management team, he will be a major contributor to the Company's future financial success.

     The Company's Regional Operational Manager, Timothy Hayes, with the help of the District and Unit Managers, has developed a weekly flash reporting system that enables the Company's management to see trouble spots and make appropriate corrections as it relates to monthly budgeted revenues, costs and profitability.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 30, 2001 ("2001 PERIOD") VS. THREE MONTHS ENDED MARCH 31, 2000 ("2000 PERIOD")

     Net revenues for the three months ended March 30, 2001 were $5,335,463 as compared to $3,428,032 for the three months ended March 31, 2000. Accordingly, revenues increased $1,907,431 or approximately 56%. The increase was attributable to the acquisition of Lindley, which generated revenues of $1,998,452 for the quarter. Host's revenues declined $91,021, primarily as a result of the adverse winter weather conditions, the closing of two non-profitable operations during the previous quarter and an employment downsizing by a large account. Due to the severe winter weather in the Northeast, both Host and Lindley lost four operating days during the quarter. Lindley expects to recoup most of its lost revenue in June 2001 when the schools make up the lost snow days.

     Gross profit rose $1,019,397, a 465% increase, for the 2001 period when compared to the 2000 period. Gross profit as a percentage of sales increased from 6% for the 2000 period to 23% for the 2001 period primarily due to the Lindley acquisition, but also resulting from changes in product mix and operating efficiencies at the unit level.

     The Company incurred a net loss of $57,176 for the 2001 period as compared to a net loss of $123,788 for the 2000 period. The improvement was due to the acquisition as well as the continued effort by the Company to control expenses. As previously indicated, the Company lost four operating days due to the severe winter weather, which impacted the Company's profitability for the quarter.

     Although the Company expects its growth rate to continue, the impact of the start-up costs on income from operations will diminish as the customer base grows. Further, profitability of existing units is expected to increase as operating costs stabilize, and as management continues to move sales and product mix to achieve optimum market penetration.

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 30, 2001 ("2001 PERIOD") VS. NINE MONTHS ENDED MARCH 31, 2000 ("2000 PERIOD")

     Net revenues for the nine months ended March 30, 2001 were $15,719,500 as compared to $9,185,869 for the nine months ended March 31, 2000. Accordingly, revenues increased $6,533,631 or approximately 71%. The increase in net revenues was primarily a result of the acquisition of Lindley ($5,373,242) and the Company's continued ability to aggressively add new facilities and maximize revenue from existing facilities.

     Gross profit rose $2,629,395, a 329% increase, for the 2001 period when compared to the 2000 period. Gross profit as a percentage of sales increased from 9% for the 2000 period to 22% for the 2001 period primarily due to the Lindley acquisition, but also resulting from changes in product mix and operating efficiencies at the unit level.

     The Company realized net income of $8,960 for the 2001 period as compared to a net loss of $448,147 for the 2000 period. The significant improvement was due to the acquisition as well as the continued effort by the Company to reduce costs and maximize revenue. As the Company continues to expand, it incurs period costs relating to the opening of new accounts including hiring and training expenses for new full-time employees, and transportation, overnight expenses, rental expenses, and smallware costs.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has principally financed its operations through operating revenues and bank loans. The Company's liquidity as evidenced by its current ratio has declined. The current ratio at March 30, 2001 and June 30, 2000 was 1.11:1 and 2.67:1, respectively. This decline is due mainly to the use of cash in the acquisition of Lindley. Additionally, the Company financed the Lindley purchase through the assumption of long-term debt.

     Net cash flows for the nine month period ended March 30, 2001 resulted in a decrease in cash and cash equivalents of $1,623,053. Operating activities resulted in a cash inflow of $420,633 due to the net profit for the period and management's ability to manage current assets and liabilities effectively. The acquisition of Lindley accounted for the majority of the $4,997,714 use of cash for investing activities and the Company's financing activities resulted in a cash inflow of $2,954,028 due primarily to proceeds from financing sources, net of repayments for long term debt.

     As discussed in Note C to the accompanying notes to the consolidated condensed financial statements, the Company was not in compliance with certain covenants contained in the Commercial Loan and Security Agreement at March 30, 2001. The bank has waived its rights to exercise its remedies in default for these instances of noncompliance. The Company failed the covenants driven by profitability and liquidity due to a delay in the acquisition of Lindley and the greater than anticipated cash flow requirements associated with that acquisition.

     Net cash flows for the nine month period ended March 30, 2000 resulted in a decrease in cash and cash equivalents of $812,524. Operating activities resulted in a cash outflow during the period of $445,154 primarily due to the net loss for the period. Purchases of equipment to support the rapid expansion of facilities under management amounted to $370,198 and the Company's financing activities resulted in a cash inflow of $2,828 due primarily to proceeds from financing sources.

RISKS AND UNCERTAINTIES

     The Company must meet certain maintenance requirements in order for its securities to continue to be listed on the Nasdaq Small-Cap Market. Nasdaq has notified the Company it is not currently in compliance due, in part, to its net tangible assets or market capitalization being below $2 million and $35 million, respectively. The Company has addressed this issue with Nasdaq and has outlined its plan to bring it into compliance. The Company has started taking steps to implement its plan and expects to be in compliance during the first quarter of its next fiscal year. In the event the Company's Common Stock and public warrants are de-listed from Nasdaq, Host will apply for listing on the American Stock Exchange.

                       PART II - OTHER INFORMATION



Item 1 - Legal Proceedings
--------------------------

          NONE

Item 2 - Change in Securities
-----------------------------

          NONE

Item 3 - Defaults Upon Senior Securities
----------------------------------------

          NONE

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

          On April 24, 2001, there was a Special Shareholders' Meeting at 10 AM at Laurel View Country Club in Hamden, Connecticut. The proposal was to approve for sale and issuance of up to $2.6 million shares of Common Stock (or securities convertible into Common Stock in an equity private transaction to a limited number of investors. The offering will be for 800,000 Units consisting of 800,000 shares of Common Stock and 400,000 Warrants to purchase Common Stock. The offering price is anticipated to be $3.25 per Unit, but management has the right to lower the offering price based on the Company's market price, but not less than $2.75 per Unit. The Warrants will be offered at $5.50 per Warrant for a period of five (5) years. The offering will be on a "best efforts" basis and terminate when all Units are sold or no later than December 31, 2001.

          The proposal was approved by the Shareholders with the following vote:

               For           Against        Abstain      Not Voted
               ---           -------        -------      ---------
            1,078,848        17,442           272         246,912

Item 5 - Other Information
--------------------------

          NONE

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

          A Letter of Intent to acquire Select Force, Inc. was filed on Form 8-K on March 20, 2001.

                               SIGNATURES
                               ----------

Pursuant to the requirements of The Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HOST AMERICA CORPORATION



By:/s/  GEOFFREY W. RAMSEY
--------------------------
Geoffrey W. Ramsey, President
and Chief Executive Officer

Date:  May 11, 2001




By:/s/  DAVID J. MURPHY
-----------------------
David J. Murphy, Chief Financial Officer

Date:  May 11, 2001