Form 10KSB40
period 2001-06-29
HOST AMERICA CORP
filed 2001-09-26
CIK 809012

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-KSB

[ x ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended JUNE 29, 2001

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

    Securities registered pursuant to Section 12(b) of the Act: NONE

       Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

At September 15, 2001, 1,470,147 shares of Common Stock, $.001 par value, were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on that date was approximately $3,143,421. Shares of Common Stock held by Officers, Directors and each person who owns more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates.

                  DOCUMENTS INCORPORATED BY REFERENCE:

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-KSB:

Proxy Materials for 2001 Annual Meeting of Shareholders to be held during the second quarter of the Company's fiscal year - Items 9, 10, 11 and 12.

Page 1 of 46 pages                       Exhibits are indexed on page 23.

                                 PART I

Item 1.   DESCRIPTION OF BUSINESS
---------------------------------


     EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DESCRIPTION OF HOST'S BUSINESS MAY CONTAIN FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER THE HEADING, "RISKS RELATING TO HOST."

OVERVIEW

     Host America Corporation ("Host" or the "Company") is a contract food management organization which specializes in providing full service corporate dining, special event catering, "meals-on-wheels" and other senior feeding programs, school meal programs, and vending and office coffee service to business and industry accounts located in the northeastern United States. Host's revenues are derived mainly from the management of corporate cafeterias and special event catering in single tenant and multi-tenant office buildings and the operation of senior feeding programs and school breakfast and lunch programs. The balance of the Company's revenues are derived from the maintenance of vending machines and coffee service at select facilities.

     The Company offers its clients the ability to provide their employees high quality and nutritional, on-premises breakfast, lunch and dinner options. The majority of the Company's clients are medium-size clients generating from $250,000 to $2 million per location in annual food sales. These clients provide the Company with the ability to generate greater profit margins and the opportunity to provide a variety of food related services.

     It is the Company's goal to be the exclusive food service provider at each location, thereby allowing the Company the ability to control the quality of food and degree of service at each location. The Company's on-site account managers and employees endeavor to provide high quality food and client satisfaction, while controlling labor and overhead costs. The Company believes this strategy has been an important factor in its growth and in attracting large, corporate clients with multiple needs.

     The Company currently operates facilities in Connecticut, Massachusetts, New York, New Jersey, New Hampshire, Rhode Island and Texas. It is attempting to increase growth through the acquisition of small and medium size food service providers operating in geographic locations and markets not presently being served by the Company. Furthermore, the Company believes that continued growth will allow it to qualify for larger volume accounts that may require asset or purchase programs.

HISTORY

     Host was formed as a Delaware corporation on February 6, 1986 under the name, University Dining Services, Inc. The Company's initial business strategy was to provide food service to colleges and preparatory schools in the New England area. After several years, the Company determined it was more profitable to concentrate on larger, more densely populated customer bases. Accordingly, in 1992, the Company became a full service food management company providing employee dining and special events catering to large office complexes.

     In February 1988, the Company conducted an initial public offering and sold 5,000,000 shares of its Common Stock to the general public. In February 1998, the Company effected a 100 to 1 reverse stock split of its then outstanding shares. To insure continuity of management, in March 1998, the Company issued 700,000 shares of Series A Preferred Stock to its officers and directors. In addition, the Company entered into five (5) year employment agreements with its founders and executive officers, Geoffrey W. Ramsey and David J. Murphy.

     On July 21, 1998, the Company completed a public offering of 1,000,000 shares of its Common Stock and 1,000,000 Common Stock purchase warrants. Host received net proceeds of $3,782,917 from the sale. The Company utilized the proceeds of the offering for sales and marketing, product development, acquisitions and working capital.

     On April 30, 1999, Host filed Articles of Merger with the State of Colorado merging Host Delaware into Host Colorado and Host Delaware ceased to exist as of that date. The Company changed its corporate domicile to reduce the amount of franchise tax required in the State of Delaware. Host believes this will save it approximately $40,000 per year.

     On July 31, 2000, Host purchased all of the issued and outstanding shares of Lindley Food Service Corporation of Bridgeport, Connecticut, resulting in a total purchase price, including acquisition costs, of approximately $5,913,000. Host paid approximately $3.7 million in cash and issued 198,122 shares of its "restricted" Common Stock. The acquisition was partially financed by a $2,500,000 five-year term loan. Lindley is engaged in the preparation and sale of fresh and frozen unitized meals for senior food programs, school lunches, and various governmental programs, under fixed-price contracts. Unitized meals allow its clients to contain costs and ensure high quality nutritional standards. Lindley is the single largest provider of fresh, unitized meals in Connecticut. Mr. Mark Cerreta and Mr. Gilbert Rossomando, senior management of Lindley, are now part of Host's management team pursuant to four-year employment agreements. Mr. Gilbert Rossomando was appointed to Host's Board of Directors in July 2000.

     On March 16, 2001, Host entered into a Letter of Intent with Select Force, Inc., a company which provides employee pre-screening services for employers. Select Force is headquartered in Oklahoma City, Oklahoma. The Letter of Intent provides for the acquisition of all of the outstanding shares of Select Force in consideration for 700,000 shares of Host's "restricted" Common Stock. Host believes Select Force's services will be compatible with Host's current business model. Host is currently conducting its due diligence review in connection with this transaction and anticipates requesting the shareholders to approve the transaction at the Annual Meeting of Shareholders to be held during the second quarter of the Company's fiscal year.

     On August 30, 2001, Host acquired all of the assets of Contra-Pak, Inc., a food service company based in Dallas, Texas which specializes in shelf stable meals for programs such as "meals-on-wheels" and disaster relief programs. Contra-Pak's assets were acquired for $146,000 in cash and 56,911 shares of the Company's "restricted" Common Stock. Contra-Pak's founder and President, Mr. James Hairston, has entered into a three-year employment agreement with Host's Lindley subsidiary.

INDUSTRY AND MARKET OVERVIEW

     The United States food service industry is a multi-billion dollar industry, encompassing corporate services, educational markets, hospital/health care, correctional facilities, military facilities and transportation facilities. The senior feeding market is also a multi-billion dollar industry, and Host's subsidiary, Lindley, primarily serves this market niche. The food service market is characterized by a large concentration of corporate and industry populations in a multitude of geographic locations. The Company's primary areas of operations are in southern New England, New York and northern New Jersey. The Company believes these areas contain:

     *    the largest financial segment of the industry,
     *    high population density,
     *    numerous corporate office parks and industrial facilities, and
     *    high concentration of medium-size corporations.

     Furthermore, the recent acquisition of the Contra-Pak assets will provide the Company with a venue into the southwest region of the United States.

OPERATIONS

     Host's primary clients are medium-size corporate accounts with annual food sales of between $250,000 and $2 million. The Company feels these accounts allow it the opportunity to provide a wide variety of food services in a single location. Host also is afforded the opportunity to customize its services at each location to provide:

     *    cafeteria services,
     *    vending machines, and
     *    special event catering.

     At most locations, Host is the exclusive provider of all available food and beverages and is responsible for hiring and training personnel. Its on-site managers work closely with its corporate officers to ensure continuing food quality and customer satisfaction.

     New accounts are assigned to a member of management who develops a comprehensive plan to meet each client's specific needs. After extensive interviews and on-site visits, an operating strategy is formulated to best meet the needs of the client. The Company considers various factors to maximize its profit potential without sacrificing client satisfaction, including a thorough review of:

     *    labor and product costs,
     *    facility and menu design,
     *    training and recruiting,
     *    specialized needs of the client or its employees, and
     *    equipment needs.

     Each location is continually reviewed to monitor client employee satisfaction, changing food requirements and quality of food and service. Based upon reports supplied by on-site managers, additional services are added as demand changes, including the addition of vending machines, catering facilities and food selection upgrades.

     The Company typically is required to grant credit to its clients to fund their initial purchase of equipment and supplies at Host's various food service facilities. Before granting credit, Host reviews a client's credit history and establishes an allowance for accounts based upon factors surrounding the credit risk of specific clients, industry historical trends and other types of credit information. To reduce the risk of default, Host's client contracts provide for buyback provisions requiring each client to buy the equipment and supplies in the event of an early termination of the contract.

     Client accounts are staffed by several levels of management type employees who are responsible for the client's complete satisfaction. The Company employs district managers with strong sales and administrative backgrounds who are responsible for overseeing the client accounts in their region, as well as forecasting the budget for each account and assisting the on-site management at each location. The on-site manager is responsible for the day-to-day activities of the account and for ensuring continuing food quality and satisfaction. In the smaller accounts, a chef/manager will perform these duties. The supporting personnel at each location may include:

     *    an executive chef,
     *    sous chef,
     *    grill cook,
     *    deli servers,
     *    cashiers,
     *    dishwashers,
     *    catering personnel, and
     *    general kitchen help.

     Host employs managers, chefs and cooks who have obtained experience from larger food service organizations, graduates of a culinary school or graduates with a degree in Hotel and Restaurant management. Other support personnel are hired locally and trained on-site by the Company's on-site manager, chef/managers and/or district mangers.

     Host's Lindley subsidiary prepares meals for various governmental programs under fixed-price contracts and has a slightly different operational structure. Typically, Lindley will bid on government feeding programs involving schools and senior citizen programs. Lindley operates three food processing locations which have high volume production capabilities for breakfast, lunch and after school programs. Lindley's production staff prepares the meals fresh daily and delivers the meals using its own trucks and drivers, directly from the food processing locations to the client's facility. Lindley also offers packaged microwavable senior meals for its "meals-on-wheels" programs and does congregate feeding. A staff nutritionist monitors the nutritional content of the food produced at each of Lindley's facilities.

BUSINESS STRATEGY

FOOD SERVE 2000

     The Company introduced its "Food Serve 2000" as a means of evaluating all of its existing food operations in an attempt to maximize and maintain client satisfaction. Each month the Company studies the basic elements of its food service at each location, including:

     *    traffic flows and waiting times,
     *    menu variety and food presentation,
     *    nutritional assessment,
     *    work preparation, and
     *    labor qualifications.

     Through their continuing evaluations, on-site managers strive to maintain:

     *    strict cost containment policies,
     *    nutritional programs for better health,
     *    custom designed menus to meet regional and ethnic tastes, and
     *    facilities with state-of-the-art equipment.

     After the Company's comprehensive evaluations, each facility is reviewed with the client to select the best possible combination of food and service. This program allows Host to make rapid changes at a given location before employee dissatisfaction results in termination of a contract. If a problem develops at a local level, management has the ability to rapidly deploy individuals specializing in the area and seek a solution.

NEW BUSINESS

     The Company intends to aggressively pursue higher margin business such as the "meals-on-wheels" and other senior feeding programs. Host will focus on this market by attending trade shows and submitting more bids for this type of business in the northeastern United States and other areas. With the acquisition of the assets of Contra-Pak, Host has entered the market for shelf stable meals for the elderly and victims of national disasters. In addition, the Company continues to pursue potential strategic acquisitions of small and medium size food service providers in an effort to expand its service offerings and broaden its geographic reach.

INTERNAL OPERATIONS

     The Company continues to evaluate and improve its internal procedures and develop new product presentations. Often times this requires the purchase of specialty equipment. Host believes employee satisfaction results in improved and more consistent service. The Company's employee programs include:

     *    training programs, competitive wages and retirement benefits,
     *    establishing a seniority system, and
     *    promoting stable working conditions.

MARKETING

     Host selectively bids for privately owned facility contracts and contracts awarded by governmental and quasi-governmental agencies. Other potential food service contracts come to its attention through:

     *    direct contact with a client,
     *    by mail and telephone,
     * from conversations with suppliers, such as purveyors and vending machine suppliers, and
     *    state listings.

     New clients generally require that Host submit a bid and make a proposal outlining a capital investment and other financial terms. The Company often is required to make capital improvements to the client's facility at the start of the contract to secure an account. Host also expends a great deal of time and effort preparing proposals and negotiating contracts. In certain cases, a private-facility owner may choose to negotiate with the Company exclusively, in which case Host does not have to participate in any bidding process.

     To attract office building clients, Host constantly upgrades its food service to provide quality foods. The Company strives to provide menu items which are healthy and of higher quality than typical fast food or cafeteria style products. The Company's philosophy is that to the extent its client's employees are able to satisfy their food needs at their employer's location, the less time those employees are away from their office setting. Host believes this results in an increase in corporate and individual productivity. Further, if Host can satisfy the employees with diverse and high-quality food items, employers are often willing to subsidize a portion of the costs.

     The Company believes that it can compete with the largest of its competitors because:

     * Host provides direct, personal contact with its clients two or three times a week,
     *    Host offers flexible menus to meet desires, and
     *    Host intensively trains its managers.

     Host was featured in several articles in various trade publications during the fiscal year ended June 29, 2001:

     * In the January 2001 issue of The Wall Street Transcript, the Company's CEO and President, Geoffrey Ramsey, and Vice President and CFO, David Murphy, provided their insight and long term vision for the food service industry in general and Host in particular.

     * In March 2001, Food Service Director Magazine cited Host with the fastest growth rate (67%) among their list of the largest fifty-five food service contract firms for calendar year 2000.

     * The April 2001 issue of Food Management Magazine placed Host in the fortieth spot on their "Contractor Top 50" list for calendar year 2000.

ACQUISITION STRATEGY

     Host believes there are significant opportunities to further expand its business through the acquisition of companies in the contract food service industry and small to medium size food service providers. The Company's Officers and Directors are responsible for identifying, pursuing and negotiating potential acquisition candidates and integrating acquired operations. Host believes it can integrate acquired companies into its management structure and diversify operations successfully without a significant increase in general and administrative expenses. In addition, future acquisitions are expected to enable Host to lower overhead costs through centralized geographical office operations. The Company would like to grow to a size that qualifies it for bids on larger volume accounts, requiring asset or purchase programs, however, there can be no assurance that the Company's acquisition strategy will be successful.

MAJOR CLIENTS AND CONTRACTS

     Host has a number of large, multi-year contracts among its thirty-five
(35) separate clients.  Some of its larger contracts include:

     * Pitney Bowes, Inc., of Stamford, Connecticut (currently 5 locations with over 4,500 employees),

     * Oxford Health Plans, Inc., of Trumbull, Connecticut (currently 6 locations with over 4,000 employees),
     * Georgia Pacific, of Norwalk, Connecticut (with over 1,000 employees), and
     * Stanley Works of New Britain, Connecticut and East Greenwich, Rhode Island (with over 4,500 employees).

     The Company's two largest contracts, Oxford Health Plans and Pitney Bowes, accounted for 12% and 11%, respectively, of the Company's total revenue for the fiscal year ended June 29, 2001. If Host were to lose either of these major contracts, such loss may have a material adverse effect on the Company's business.

     During the fiscal year ended June 29, 2001, Host opened three new dining facilities. The Company opened facilities at the American Red Cross in Farmington, Connecticut, at Goodwill Industries in Bridgeport, Connecticut, and at Tellium, Inc. in Ocean Port, New Jersey. The Company offers dining, catering, coffee and snack services, and vending machines at these facilities. Host also signed food service contracts with JDS Uniphase and Lucent Technologies during the past year. Host is currently providing vending services to JDS Uniphase at its offices located in Bloomfield, Connecticut. The Company's services at Lucent's offices in Somerset, New Jersey, were scheduled to commence in June, but Lucent has postponed corporate dining services. Host anticipates commencing operations at Lucent during the second quarter of fiscal 2002.

     The Company's Lindley subsidiary has numerous "meals-on-wheels" and congregate feeding accounts, the largest of which are in New Haven, Bridgeport and Waterbury, Connecticut. Lindley provides school breakfasts and lunches for the New Haven, Bridgeport and Waterbury public schools. During the summer months, Lindley provides breakfasts and lunches for the Bridgeport, Waterbury and Hartford summer food programs. The above referenced contracts were awarded to Lindley after it had been the successful bidder for this business. Most of Lindley's contracts are secured in this manner because the majority of its business is with governmental agencies. The Company believes that there is a growing market for the high margin "meals-on-wheels," congregate meals and other senior feeding programs and intends to aggressively pursue this type of business.

SEASONALITY

     Host's business is somewhat seasonal in nature. Many of the Company's corporate clients are less busy in the summer months due to the vacation schedules of their employees and shift reductions. Special events catering tends to peak at various times of the year depending on corporate meetings, holiday parties and the frequency of special events. Host adjusts its labor staffing and inventories as necessary during these periods.

COMPETITION

     Host encounters significant competition locally and nationally in the contract food service market. Food service companies compete for clients on the basis of:

     *    quality and service standards,

     *    local economic conditions,
     *    innovative approaches to food service facility design, and
     * maximization of sales and price (including the making of loans, advances and investments in client facilities and equipment).

     Competition may result in price reductions, decreased gross margins and loss of market share. Certain of the Company's competitors compete with it on a national basis and have greater financial and other resources than Host. In addition, existing or potential clients may elect to "self operate" their food service, eliminating the opportunity for the Company to compete for their business.

GOVERNMENT REGULATION

     Host's business is subject to various government regulations including environmental, employment and safety regulations. In addition, the Company's food service facilities are subject to state health department regulations and yearly health inspections. The Company's food service operations are also subject to sanitation and safety standards, and state and local licensing of the sale of food products. The cost of compliance with these various regulations is not material; however, Host cannot assure shareholders that additional federal and state legislation or changes in the regulatory environment will not limit its activities in the future or increase the cost of compliance.

EMPLOYEES

     As of June 29, 2001, Host had 233 full-time employees and 22 part-time employees employed for special occasions and seasonal busy times. The Company's Lindley subsidiary had 78 full-time employees and 7 part-time employees. None of the Company's employees are represented by a union.

RISKS RELATED TO HOST

RETENTION AND RENEWAL OF CUSTOMER CONTRACTS.

     Host's success depends on its ability to retain and renew existing client contracts and to obtain and successfully negotiate new client contracts. Certain of Host's corporate dining contracts representing approximately 23% of Host's annual sales are from two major customers. There can be no assurance that Host will be able to retain and renew existing client contracts or obtain new contracts or that such contracts will be profitable. Host's failure to retain and renew existing contracts or obtain new contracts could have a material adverse effect on Host's business, financial condition and results of operations.

INVESTMENT IN CLIENT CONTRACTS.

     Typically Host is required to make capital improvements to a client's facility at the start of a contract to secure an account. Historically, Host has funded these expenditures from cashflow and short-term borrowings. To the extent Host is unable to be reimbursed for a part of these costs or enter into long-term contracts or is unable to retain existing clients, Host could experience short-term cashflow problems or be required to seek additional outside financing. Additional financing may not be available on favorable terms or at all.

DEPENDENCE ON BUILDING OWNERS TO RETAIN TENANTS.

     Host's customers consist primarily of tenants in large office complexes and buildings in the northeastern United States. Accordingly, Host is dependent, in large part, on the building owners to attract and retain quality tenants by offering competitive rental rates, favorable locations and adequate maintenance services. To the extent these entities fail to provide a favorable rental atmosphere and retain existing tenants, Host may lose customers, revenues, and potentially a food service contract irrespective of the quality of its food service facility. If Host were to lose customers due to building vacancies, it could have an adverse material effect on Host's operations and financial condition.

FLUCTUATING FOOD PRICES AND SHORTAGES.

     Host is subject to fluctuating food prices and availability of certain food items which varies by location. Although Host's contracts with its clients allow for certain adjustments due to rising prices over a specified period of time, often times Host must take a reduced margin to insure the availability of certain required food groups and avoid customer dissatisfaction. Although most shortages last only a short period of time, shortages in certain items may adversely affect the quality and variety of food offered at a given location. Host attempts to anticipate shortages by centralized buying for its various locations, by placing large orders with reliable suppliers and following trends in product availability and price.

DEPENDENCE ON KEY PERSONNEL.

     Host's future success depends to a significant extent on the efforts and abilities of its executive officers, Geoffrey W. Ramsey, David J. Murphy and the services of Lindley's executive officers, Gilbert Rossomando and Mark Cerreta. Although Host has employment agreements with these individuals, the loss of the services of these individuals could have a material adverse effect on Host's business, financial condition and results of operations. Host believes that its future success also will depend significantly upon its ability to attract, motivate and retain additional highly skilled managerial personnel. Competition for such personnel is intense, and there can be no assurance that Host will be successful in attracting, assimilating and retaining the personnel it requires to grow and operate profitability. Host obtained a $1,000,000 key man life insurance policy on Messrs. Ramsey, Murphy, Rossomando and Cerreta of which Host is the beneficiary.

LABOR SHORTAGES.

     From time to time, Host must hire and train a number of qualified food service managers and temporary workers to provide food service at a new corporate location or scheduled events at other locations. Host may encounter difficulty in hiring sufficient numbers of qualified individuals to staff these events, which could have a material adverse effect on its business, financial condition and results of operations.

COMPETITION.

     Host encounters significant competition in each area of the contract food service market in which it operates. Certain of Host's competitors compete with Host on both a national and local basis and have significantly greater financial and other resources than Host. Competition may result in price reductions, decreased gross margins and loss of market share. In addition, existing or potential clients may elect to "self operate" their food service, thereby eliminating the opportunity for Host to compete for the account. There can be no assurance that Host will be able to compete successfully in the future or that competition will not have a material adverse effect on Host's business, financial condition or results of operations.

INFLATION RISK.

     Although most of Host's contracts provide for minimum annual price increases for products and services provided by Host, Host could be adversely impacted during inflationary periods if the rate of contractual increases are lower than the inflation rate.

ACQUISITION RISKS.

     A component of Host's strategy is to pursue acquisitions of related businesses. There can be no assurance, however, that Host will be able to identify, negotiate and consummate acquisitions or that acquired businesses can be operated profitably or integrated successfully into Host's operations. In addition, acquisitions by Host are subject to various risks generally associated with the acquisition of businesses, including the financial impact of expenses associated with the integration of acquired businesses. There can be no assurance that Host's historic or future acquisitions will not have an adverse impact on Host's business, financial condition or results of operations. If suitable opportunities arise, Host anticipates that it would finance future acquisitions through available cash, bank lines of credit or through additional debt or equity financing. There can be no assurance that such debt or equity financing would be available to Host on acceptable terms when, and if, suitable strategic opportunities arise. If Host were to consummate one or more significant acquisitions in which part or all of the consideration consisted of equity, shareholders of Host could suffer a significant dilution of their interests in Host.

GOVERNMENT REGULATION.

     Host's business is subject to various governmental regulations incidental to its operations, such as environmental, employment and safety regulations. In addition, Host is subject to state health department regulations and yearly inspections. Food service operations at the various locations are subject to sanitation and safety standards, and state and local licensing of the sale of food products. Cost of compliance with these various regulations is not material. However, there can be no assurance that additional federal and state legislation or changes in the regulatory environment will not limit the activities of Host in the future or increase the cost of regulatory compliance.

EFFECTIVE CONTROL BY CURRENT OFFICERS AND DIRECTORS AND SIGNIFICANT SALES BY OFFICERS AND DIRECTORS COULD HAVE A NEGATIVE IMPACT ON SHARE PRICE.

     Host's current Officers, Directors and family members beneficially own approximately 54% of the voting Common Stock and voting Series A Preferred Stock outstanding. Host's Articles of Incorporation do not authorize cumulative voting in the election of directors and as a result, Host's Officers and Directors currently are, and in the foreseeable future will continue to be, in a position to have a significant impact on the outcome of substantially all matters on which shareholders are entitled to vote, including the election of directors. In addition, based on the large number of shares currently owned by management, any sales of significant amounts of shares by Host's Officers and Directors, or the prospect of such sales, could adversely affect the market price of Host's Common Stock. Certain Officers and Directors are currently subject to lock-up agreements with respect to certain of their shares. In addition, these individuals, if and when they sell their shares, are subject to the volume limitations imposed by Rule 144 with respect to sales by affiliates.

NO DIVIDENDS.

     Host has paid no cash dividends on its Common Stock and has no present intention of paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the growth of Host. Payment of cash dividends in the future will depend, among other things, upon Host's future earnings, requirements for capital improvements, the operating and financial conditions of Host and other factors deemed relevant by the Board of Directors.

HISTORICALLY HOST'S STOCK PRICE HAS BEEN VOLATILE, WHICH MAY MAKE IT MORE DIFFICULT TO RESELL SHARES AT PRICES THAT ARE ATTRACTIVE.

     The trading price of Host's Common Stock and Warrants has been and may continue to be subject to wide fluctuations. Host's stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of management innovations or new customer accounts and acquisitions by Host or its competitors, changes to financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in Host's markets. In addition, the stock market in general, and the market prices for related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of Host's stock, regardless of its operating performance.

ANTI-TAKEOVER PROVISIONS COULD MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE HOST.

     Host's Board of Directors has the authority to issue up to an additional 1,300,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders.
The rights of the holders of Common Stock may be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change of control of Host without further action by the shareholders and may adversely affect the voting and other rights of the holders of Common Stock. Host has no present plans to issue additional shares of Preferred Stock. Further, certain provisions of Host's charter documents, including provisions eliminating the ability of shareholders to raise matters at a meeting of shareholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Host. In addition, Host's charter documents do not permit cumulative voting, which may make it more difficult for a third party to gain control of our Board of Directors.

RISK OF LOW-PRICED STOCKS.

     If Host's securities were delisted from Nasdaq, and no other exclusion from the definition of a "penny stock" under applicable Securities and Exchange Commission regulations was available, such securities would be subject to the penny stock rules. A "penny stock" is defined as a stock that has a price of $5.00 or less. The rules relating to "penny stocks" impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally defined as investors with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with a spouse). For example, the broker-dealer must deliver to its customer prior to effectuating any transaction, a risk disclosure document which sets forth information as to the risks associated with "penny stocks," information as to the salesperson, information as to the bid and ask prices of the "penny stock," the importance of the bid and ask prices to the purchaser, and investor's rights and remedies if the investor believes he/she has been defrauded. Also, the broker-dealer must disclose to the purchaser its aggregate commission received on the transaction, current quotations for the securities and monthly statements which provide information as to market and price information. In addition, for transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase and must have received the purchaser's written consent to the transaction prior to sale.
Consequently, delisting from Nasdaq, if it were to occur, could affect the ability of broker-dealers to sell Host's securities.

Item 2.   DESCRIPTION OF PROPERTIES
-----------------------------------

     Host's corporate offices are located at Two Broadway, Hamden, Connecticut 06518. Its telephone number is (203) 248-4100. Lindley's corporate offices are located at 515 Lindley Street, Bridgeport, Connecticut 06606.

     Host leases its Hamden offices under the terms of a month-to-month lease agreement, with a monthly payment of $3,335. It also maintains food service facilities at a number of locations throughout the northeast pursuant to its contracts with building owners. Lindley leases its office and food processing facility in New Haven, Connecticut pursuant to a five (5) year lease which commenced on April 1, 2000, with a monthly payment of $11,075. Lindley leases the Bridgeport facility from Messrs. Cerreta and Rossomando, paying Messrs. Cerreta and Rossomando $3,000 per month. The Company believes this lease is on terms competitive with other similar facilities in Bridgeport, Connecticut.

     In addition, the Company pays M. Alferi Property Management $5,400 per month for facilities located in Edison, New Jersey, and pays $3,275 per month to Westchester One for facilities in White Plains, New York.

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

Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     On April 24, 2001, there was a Special Meeting of Shareholders at 10:00 a.m. at the Laurel View Country Club in Hamden, Connecticut. The purpose of the Meeting was to vote on a proposal to approve for sale and issuance up to $2.6 million worth of Common Stock (or securities convertible into Common Stock) in an equity private transaction to a limited number of investors. The offering was for 800,000 units consisting of 800,000 shares of Common Stock and 400,000 Warrants to purchase Common Stock. The offering price was $3.25 per Unit, but management had the right to lower the offering price based on the Company's market price, but not less than $2.75 per Unit. The Warrants are exercisable at $5.50 per Warrant for a period of five (5) years. The shareholders approved the proposal and the Company sold 65,384 Units at $3.25 per Unit and closed the offering on June 21, 2001.

     The Company anticipates holding its Annual Meeting of Shareholders during the second quarter of its fiscal year for the approval of the Select Force acquisition discussed elsewhere, the election of Directors, the ratification of the selection of independent auditors and such other matters as may properly come before the Meeting.

                                 PART II

Item 5.   MARKET PRICE AND DIVIDENDS ON THE COMPANY'S COMMON EQUITY AND
-----------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

     The Company's Common Stock is quoted on the NASDAQ Small Cap Market System under the symbol "CAFE". The following table sets forth the range of high and low closing sales prices for the last two fiscal years and for each period indicated.


                              2001                     2000
                         --------------           --------------
                         High       Low           High       Low
                       --------------------------------------------
First Quarter            $5.38     $4.19          $3.38     $2.00
Second Quarter           $5.00     $2.28          $4.38     $3.06
Third Quarter            $3.44     $2.13          $5.38     $3.43
Fourth Quarter           $4.25     $2.71          $5.75     $3.88

     The Company's Warrants to purchase Common Stock are quoted on the NASDAQ Small Cap Market System under the symbol "CAFEW". The following table sets forth the range of high and low closing sales prices for the last two fiscal years and for each period indicated.

                              2001                     2000
                         --------------           --------------
                         High       Low           High       Low
                       --------------------------------------------
First Quarter            $1.31     $0.88          $0.56     $0.25
Second Quarter           $1.13     $0.38          $0.90     $0.38
Third Quarter            $0.81     $0.38          $1.34     $0.75
Fourth Quarter           $0.95     $0.45          $1.31     $0.88

     The Company had approximately 672 shareholders of record as of September 15, 2001. The Company has not declared or paid any cash dividends on its Common Stock and presently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     The Company made the following unregistered sales of its Common Stock during the fiscal year ended June 29, 2001:


                                  NAME OF                       PERSONS OR CLASS OF
TRANSACTION     AMOUNT OF      UNDERWRITER OR   CONSIDERATION   PERSONS TO WHOM THE        EXEMPTIONS FROM
   DATE      SECURITIES SOLD  PLACEMENT AGENT     RECEIVED      SECURITIES WERE SOLD     REGISTRATION CLAIMED
------------------------------------------------------------------------------------------------------------
7/31/00       198,122 shares       None                 (1)    Shareholders of Lindley   Section 4(2) of the
              of Common Stock                                  Foods Services, Inc.      Securities Act of
                                                                                         1933, as amended

6/21/01       65,384 shares of     None            $212,500    Limited number of         Rule 506 of Regulation D
              Common Stock and                                 private purchasers        of the Securities Act of
              32,692 Warrants (2)                                                        1933, as amended

8/30/01       56,911 shares of     None                 (3)    Shareholder of Contra-    Section 4(2) of the
              Common Stock                                     Pak, Inc.                 Securities Act of
                                                                                         1933, as amended

(1) The shares of Common Stock were issued to the two principals of Lindley pursuant to the Share Purchase Agreement between the Company and the two (2) Lindley shareholders dated July 31, 2000.
(2)  The Company privately placed 65,384 Units, each Unit consisting of one
     (1) share of Common Stock and 1/2 Warrant to purchase Common Stock. The offering price was $3.25 per Unit. The Warrants are exercisable at $5.50 per Warrant for a period of five (5) years.
(3) The shares were issued to James Hairston, the sole shareholder of Contra-Pak pursuant to the Asset Purchase Agreement between the Company, Contra-Pak and Mr. Hairston, dated August 30, 2001.


Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

     The following review should be read in conjunction with the financial statements and notes thereto.

FORWARD-LOOKING STATEMENTS MAY NOT PROVE ACCURATE

     This Form 10-KSB for the fiscal year ended June 29, 2001 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, Host's growth strategies, anticipated trends in the Company's business and its future results of operations, market conditions in the food service industry, Host's ability to make and integrate acquisitions and the impact of government regulation. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond its control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

     *    The Company's ability to retain and renew customer contracts,

     * The Company's need to finance clients' equipment and initial start-up costs,

     * The Company's dependence on building owners' ability to retain clients,

     *    The fluctuation in food costs,

     *    Severe labor shortages,

     *    Uncertainties in the competitive bidding process,

     *    The Company's dependence on key personnel, and

     * The competition in the food service industry on a local and national level.

     In addition, the words "believe," "may," "will," "estimate,"
"continue," "anticipate," "intend," "expect," and similar expressions, as they relate to the Company, its business or its management, are intended to identify forward-looking statements.

     The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise after the date of this Form 10-KSB. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Form 10-KSB may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

RECENT DEVELOPMENTS

     During the fiscal year ended June 29, 2001, Host opened three new dining facilities. The Company opened facilities at the American Red Cross in Farmington, Connecticut, at Goodwill Industries in Bridgeport, Connecticut, and at Tellium, Inc. in Ocean Port, New Jersey. The Company offers dining, catering, coffee and snack services, and vending machines at these facilities. Host also signed food service contracts with JDS Uniphase and Lucent Technologies during the past year. Host is currently providing vending services to JDS Uniphase at its offices located in Bloomfield, Connecticut. The Company's services at Lucent's offices in Somerset, New Jersey, were scheduled to commence in June, but Lucent has postponed corporate dining services. Host anticipates commencing operations at Lucent during the second quarter of fiscal 2002.

     On March 16, 2001, Host entered into a Letter of Intent with Select Force, Inc., a company which provides employee pre-screening services for employers. Select Force is headquartered in Oklahoma City, Oklahoma. The Letter of Intent provides for the acquisition of all of the outstanding shares of Select Force in consideration for 700,000 shares of Host's "restricted" Common Stock. Host believes Select Force's services will be compatible with Host's current business model. Host is currently conducting its due diligence review in connection with this transaction and anticipates requesting the shareholders to approve the transaction at the Annual Meeting of Shareholders to be held during the second quarter of the Company's fiscal year.

     On August 30, 2001, Host acquired all of the assets of Contra-Pak, Inc., a food service company based in Dallas, Texas which specializes in shelf stable meals for programs such as "meals-on-wheels" and disaster relief programs. Contra-Pak's assets were acquired for $146,000 in cash and 56,911 shares of the Company's "restricted" Common Stock. Contra-Pak's founder and President, Mr. James Hairston, has entered into a three-year employment agreement with Host's Lindley subsidiary.

     The Company will terminate its food service operations with the Laurel View Country Club in Hamden, Connecticut effective October 31, 2001. After extensive negotiations, the Company and representatives from the town of Hamden, which owns the Country Club, have been unable to structure a contract on terms acceptable to the Company and another food service company successfully bid on and obtained the contract.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED JUNE 29, 2001 ("2001 PERIOD") VS. THE YEAR ENDED JUNE 30, 2000 ("2000 PERIOD")

     Net revenues for the fiscal year ended June 29, 2001 were $21,636,168 as compared to $13,019,800 for the year ended June 30, 2000. Accordingly, revenues increased $8,616,368 or approximately 66%. The increase in net revenues was primarily a result of increased revenues from the acquisition of Lindley, which accounted for $7,503,518 in sales. The additional sales increase of $1,112,850 was produced by the three new unit accounts the Company added during the second half of the year and net additional revenues from existing facilities. Management expects to continue to increase the Company's revenues during the next fiscal year through the addition of more unit accounts, Contra-Pak and the expansion of the Company's senior feeding programs.

     Gross profit rose $3,427,123, a 251% increase, for the fiscal year ended June 29, 2001 when compared to the year ended June 30, 2000. Gross profit as a percentage of sales increased from 11% for the year ended June 30, 2000 to 22% for the year ended June 29, 2001, primarily due to the high margin Lindley receives on its unitized meals and as a result of changes in product mix and improved operating controls at the unit level. The Company generated a net operating profit (before other income and expenses, provision for income taxes, and other comprehensive loss on interest rate swap adjustments) of $232,904 for the year ended June 29, 2001 as compared to a net operating loss of $771,247 for the year ended June 30, 2000. The Company incurred a net loss of $42,387 after provision for income taxes of $44,500 and before other comprehensive loss on interest rate swap adjustments of $111,568 for the year ended June 29, 2001 as compared to a net loss of $674,051 for the year ended June 30, 2000. There was no provision for income taxes for the year ended June 30, 2000. The significant improvements in both operating income and significantly reduced net after tax loss for the year ended June 29, 2001 were a direct result of the Lindley acquisition and the continued effort by the Company to reduce expenses and maximize revenue. The Company expects to continue to improve profitability through the addition of new unit accounts, increased growth of its senior feeding programs and the reduction of expenses generated by improved operating efficiencies.

     Selling, general and administrative expenses were $4,561,639 for the year ended June 29, 2001 as compared to $2,138,667 for the year ended June 30, 2000, an increase of $2,422,972. Most of this increase is due to the additional labor and operating expenses, including amortization of goodwill, attributable to the operation of Lindley. Interest expense for the year ended June 29, 2001 increased by $251,176 over the year ended June 30, 2000 due to the increase in debt to fund the acquisition. As discussed in Note 1 to the Company's Consolidated Financial Statements, Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets were issued in July 2001. These standards change the accounting for business combinations which include, among other things, requiring companies to stop amortizing goodwill and certain intangible assets deemed to have indefinite useful lives. Upon adoption of this new standard, the Company will stop amortizing goodwill, which, based on the current levels of goodwill, would reduce amortization expense and increase net income by approximately $290,000 per year.

FOR THE YEAR ENDED JUNE 30, 2000 ("2000 PERIOD") VS. THE YEAR ENDED JUNE 25, 1999 ("1999 PERIOD")

     Net revenues aggregated $13,019,800 for the year ended June 30, 2000, representing an increase of $4,299,522 or 49% over the year ended June 25, 1999. The Company continued an aggressive program of adding new facilities under its food management programs as well as enhancing revenues at existing facilities. The Company added sixteen new locations during fiscal year 2000 which accounted for approximately $3,300,000 of the overall increase. The remaining increase of approximately $1,000,000 resulted from expansion of food and vending items offered for sale as well as continued refining of the mix of products sold to maximize sales per location.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity as evidenced by its current ratio has decreased. The current ratio at June 29, 2001 and June 30, 2000 was 1.11 and 2.67 respectively. This decline is due to the use of cash and assumption of debt financing to fund the Company's acquisition and expansion during fiscal 2001.

     Cash flows provided by operations for the year ended June 29, 2001 were $641,150. This dramatic improvement in cash flows from operations was primarily generated by the Company's significant reduction of its net loss in fiscal 2001. Cash used in investing activities of $5,022,409 was principally due to the use of $4,912,867 to acquire Lindley. Cash provided by financing activities of $3,020,929 was due to the increased debt to finance the acquisition.

     As discussed in Note 6 to the accompanying notes to the consolidated financial statements, the Company was not in compliance with certain covenants contained in the Commercial Loan and Security Agreement at June 29, 2001. The bank has waived its rights to exercise its remedies in default for these instances of noncompliance. The Company failed the covenants driven by profitability and liquidity due to a delay in the acquisition of Lindley and the greater than anticipated cash flow requirements associated with that acquisition.

     Cash flows used in operating activities for the year ended June 30, 2000 amounted to $461,113 primarily resulting from the net loss. Cash used in investing activities totaled $259,507 and was primarily due to property and equipment additions at the Company's sixteen new locations. Cash flows from financing activities amounted to a use of $149,488 primarily resulting from the payment of currently due principal of long-term debt.

     As discussed in Note 7 to the accompanying notes to the consolidated financial statements, with regard to the term loan obtained by the Company in connection with the acquisition of Lindley, the Company entered into an interest rate swap agreement on July 31, 2000 effectively replacing variable interest payments (LIBOR + 2.5%) with fixed interest payments (9.77%) in order to hedge against the changes in the amount of future cash flows associated with payments on variable rate debt. As of June 29, 2001 the Company was paying a fixed rate of 7.27% and receiving 4.06% on a notional amount of $2,200,000. The differential paid on the interest rate swap agreement is recognized currently as an adjustment to interest expense and totaled $30,308 for the year ended June 29, 2001. The interest rate swap, totaling $111,586 at June 29, 2001, is reflected as fair value in the Company's consolidated balance sheet and the related loss on this contract is deferred in shareholders' equity (as a component of accumulated other comprehensive loss). This deferred loss is then amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. The effect of this accounting on the Company's operating results is that the interest expense on the portion of variable-rate debt being hedged is generally recorded based on a fixed interest rate (9.77%).

     The Company sold 65,384 shares of Common Stock and 32,692 Warrants to purchase Common Stock pursuant to a private placement on June 21, 2001.
The Company received a total of $212,500 as a result of this offering. The offering price was $3.25 per Unit, each Unit consisting of one (1) share of Common Stock and 1/2 Warrant to purchase Common Stock. The Warrants are exercisable at $5.50 per Warrant for a period of five (5) years.

     On July 11, 2001, the Company received a $150,000 loan from Select Force, Inc. pursuant to the terms of a promissory note executed by the parties. The promissory note bears interest at the rate of 9.25% per annum and is payable in full by the Company on December 28, 2001. If the note is not paid in full by December 28, 2001, Select Force may (i) convert the balance due into Host "restricted" Common Stock at a price that is 50% of the average NASDAQ closing stock price for the period of December 24, 2001 thru December 28, 2001; or (ii) extend the due date until June 28, 2002.

Item 7.   FINANCIAL STATEMENTS
------------------------------

     Index to Consolidated Financial Statements:
                                                                     Page
                                                                     ----

     Independent Auditors' Report. . . . . . . . . . . . . . . . . . .F-1

     Consolidated Balance Sheets, June 29, 2001 and June 30, 2000. . .F-2

     Consolidated Statements of Operations and Comprehensive Loss,
     Years ended June 29, 2001 and June 30, 2000 . . . . . . . . . . .F-3

     Consolidated Statements of Changes in Stockholders' Equity,
     Years ended June 29, 2001 and June 30, 2000 . . . . . . . . . . .F-4

     Consolidated Statements of Cash Flows, Years ended June 29, 2001 and June 30, 2000 . . . . . . . . . . . . . . . . . . . . . . . .F-5

     Consolidated Notes to Financial Statements. . . . . . . . . . . .F-6


Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     Not Applicable.



                                PART III

     The information required by Items 9, 10, 11 and 12 of Part III of Form 10-KSB is incorporated herein by reference to Registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held during the second quarter of the Company's fiscal year.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  Exhibits:

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

     10.13   Agreement between RivCan and the Company dated August 3,
             1998.(2)

     10.14 Adoption Agreement to the Host America Corporation Defined Contribution And Trust Agreement Form 401(K) Plan.(3)

     10.15 Agreement for Food Services with Casual Corner Group, Inc. and the Company dated October 30, 1998.(5)

     10.16 Food Services Agreement with The Stanley Works and the Company dated August 20, 1999.(5)

     10.17 Share Purchase Agreement between Host America Corporation, Lindley Food Service Corporation, and Gilbert J. Rossomando and Mark J. Cerreta, dated July 31, 2000.(4)

     10.18 Non-Competition, Non-Solicitation and Employment Agreement between Host America Corporation and Gilbert J. Rossomando, August 1, 2000.(4)

     10.19 Non-Competition, Non-Solicitation and Employment Agreement between Host America Corporation and Mark J. Cerreta, dated August 1, 2000.(4)

     10.20   Registration Rights Agreement between Host America
             Corporation and Gilbert J. Rossomando and Mark J. Cerreta, dated July 31, 2000.(4)

     10.21 Agreement for Food Service with Crown Milford LLC dated August 20, 1999.(6)

     10.22 Agreement for Food Services with Priceline.com Incorporated dated November 15, 1999.(6)

     10.23 Agreement for Food Services with Trumpf, Inc. dated September 30, 1999.(6)

     10.24 Agreement for Food Services with Munson Road, LLC dated February 17, 2000.(6)

     10.25 Lease Agreements with Metro Four Associates dated September 30, 1999.(6)

     10.26 Letter of Intent between Host America Corporation and Select Force Incorporated dated March 15, 2001.(7)

     10.27 Asset Purchase Agreement between Host America Corporation, Contra-Pak, Inc. and James Hairston, dated August 30, 2001.(8)

     10.28 Non-Competition, Non-Solicitation and Employment Agreement between Lindley Food Service Corporation and James Hairston, dated August 30, 2001. (8)

     10.29   Agreement for Food Services with JDS Uniphase dated August 3,
             2000.(9)

     10.30 Agreement for Food Services with Tellium, Inc. dated January 9, 2001.(9)

     10.31 Agreement for Food Services with American National Red Cross Blood Services Region dated April 2, 2001.(9)

     10.32 Agreement for Food Services with Goodwill Industries of Western Connecticut dated April 6, 2001.(9)

     10.33 Agreement for Food Services with Lucent Technologies dated May 14, 2001.(9)
________________
(1) The documents identified are incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 333-50673).
(2) The documents identified are incorporated by reference from the Company's Form 10-KSB dated June 28, 1998.
(3) The documents identified are incorporated by reference from the Company's January 4, 1999 Form S-8.
(4) The documents identified are incorporated by reference from the Company's July 31, 2000 Form 8-K.
(5) The documents identified are incorporated by reference from the Company's Form 10-KSB dated June 25, 1999.
(6) The documents identified are incorporated by reference from the Company's Form 10-KSB dated June 30, 2000.
(7) The documents identified are incorporated by reference from the Company's March 16, 2001 Form 8-K.
(8) The documents identified are incorporated by reference from the Company's August 30, 2001 Form 8-K.
(9)  Filed herewith.

(b)  Reports on Form 8-K:

     None

                        HOST AMERICA CORPORATION
                             AND SUBSIDIARY

                    CONSOLIDATED FINANCIAL STATEMENTS
                  AS OF JUNE 29, 2001 AND JUNE 30, 2000





                              TOGETHER WITH

                      INDEPENDENT AUDITORS' REPORT

                 HOST AMERICA CORPORATION AND SUBSIDIARY

                            TABLE OF CONTENTS




                                                                     PAGE
                                                                     ----

INDEPENDENT AUDITORS' REPORT                                           1

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                       2

     Consolidated Statements of Operations and Comprehensive Loss      3

     Consolidated Statements of Changes in Stockholders' Equity        4

     Consolidated Statements of Cash Flows                             5

     Notes to Consolidated Financial Statements                        6

                      INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Host America Corporation

We have audited the accompanying consolidated balance sheets of Host America Corporation and subsidiary (the Company) as of June 29, 2001 and June 30, 2000, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Host America Corporation and subsidiary as of June 29, 2001 and June 30, 2000, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.




     /s/  DiSanto Bertoline & Company, P.C.
Glastonbury, Connecticut
August 17, 2001

                 HOST AMERICA CORPORATION AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
                     JUNE 29, 2001 AND JUNE 30, 2000

                                 ASSETS

                                                    June 29, 2001      June 30, 2000
                                                  ----------------   ----------------
CURRENT ASSETS
   Cash and cash equivalents                         $    360,077       $  1,720,407
   Accounts receivable, net of allowance for
     doubtful accounts of $15,000 and $21,000 as of
     June 29, 2001 and June 30, 2000, respectively      2,684,758            934,202
   Inventory                                              567,242            258,977
   Prepaid expenses and other                             257,562            152,588
                                                     ------------       ------------
          Total current assets                          3,869,639          3,066,174

PROPERTY AND EQUIPMENT, net                               960,580            670,263

OTHER ASSETS
   Other                                                   59,543                -
   Goodwill, net                                        4,093,391                -
                                                     ------------       ------------
                                                        4,152,934                -
                                                     ------------       ------------
                                                     $  8,983,153       $  3,736,437
                                                     ============       ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Demand note payable                               $    892,889       $        -
   Current portion of long-term debt                      504,461            145,035
   Accounts payable                                     1,597,941            690,532
   Accrued expenses                                       479,306            313,452
                                                     ------------       ------------
          Total current liabilities                     3,474,597          1,149,019

LONG-TERM DEBT, less current portion included above     1,891,891            152,162

INTEREST RATE SWAP                                        111,568                -

COMMITMENTS                                                   -                  -

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value, 2,000,000 shares
     authorized                                               700                700
   Common stock, $.001 par value, 80,000,000 shares
     authorized                                             1,413              1,139
   Additional paid-in capital                           8,770,088          7,546,566
   Deficit                                             (5,155,536)        (5,113,149)
   Accumulated other comprehensive loss                  (111,568)               -
                                                     ------------       ------------
          Total stockholders' equity                    3,505,097          2,435,256
                                                     ------------       ------------
                                                     $  8,983,153       $  3,736,437
                                                     ============       ============



    The accompanying notes are an integral part of these consolidated financial statements.

                 HOST AMERICA CORPORATION AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
           FOR THE YEARS ENDED JUNE 29, 2001 AND JUNE 30, 2000

                                                          For the years ended
                                                  -----------------------------------
                                                    June 29, 2001      June 30, 2000
                                                  ----------------   ----------------
NET REVENUES                                         $ 21,636,168       $ 13,019,800

COST OF GOODS SOLD                                     16,841,625         11,652,380
                                                     ------------       ------------

     Gross profit                                       4,794,543          1,367,420

GENERAL AND ADMINISTRATIVE EXPENSES                     4,561,639          2,138,667
                                                     ------------       ------------

     Income (loss) from operations                        232,904           (771,247)
                                                     ------------       ------------

OTHER INCOME (EXPENSE)
   Other income, net                                       52,670            129,481
   Interest expense                                      (283,461)           (32,285)
                                                     ------------       ------------
                                                         (230,791)            97,196
                                                     ------------       ------------

     Income (loss) before provision for income taxes        2,113           (674,051)

PROVISION FOR INCOME TAXES                                 44,500                -
                                                     ------------       ------------

     Net loss                                             (42,387)          (674,051)

OTHER COMPREHENSIVE LOSS, before tax
   Interest rate swap adjustments:
     Unrealized loss on agreement                        (141,876)               -
     Reclassification adjustment for losses included
       in net loss                                         30,308                -
                                                     ------------       ------------

   Other comprehensive loss, before tax                  (111,568)               -

   Provision for (benefit from) income tax related
     to other comprehensive loss                              -                  -
                                                     ------------       ------------

   Other comprehensive loss, net of tax                  (111,568)               -
                                                     ------------       ------------

   Comprehensive loss                                $   (153,955)      $   (674,051)
                                                     ============       ============

Net loss per common share                            $      (0.03)      $      (0.59)
                                                     ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING                     1,324,524          1,136,712
                                                     ============       ============


    The accompanying notes are an integral part of these consolidated financial statement.

                 HOST AMERICA CORPORATION AND SUBSIDIARY
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED JUNE 29, 2001 AND JUNE 30, 2000



                                                                                      Accumulated
                     Preferred Stock        Common Stock     Additional                   Other       Total
                   -------------------- --------------------   Paid-in               Comprehensive  Stockholders'
                    Shares    Amount     Shares      Amount    Capital      Deficit       Loss        Equity
                   --------  --------   --------    --------  ---------    ---------   ----------    --------
Balance,
 June 25, 1999      700,000  $   700     1,130,000  $   1,130 $ 7,526,175  $(4,439,098) $     -     $ 3,088,907

Issuance of
 common stock           -        -           8,895          9      20,391          -          -          20,400

Comprehensive loss      -        -             -          -           -       (674,051)       -        (674,051)
                   --------  -------    ----------  --------- -----------  -----------  ---------   -----------
Balance,
 June 30, 2000      700,000      700     1,138,895      1,139   7,546,566   (5,113,149)       -       2,435,256

Issuance of
 common stock           -        -         274,049        274   1,223,522          -          -       1,223,796

Comprehensive loss      -        -             -          -           -        (42,387)  (111,568)     (153,955)
                   --------  -------    ----------  --------- -----------  -----------  ---------   -----------

Balance,
 June 29, 2001      700,000      700     1,412,944  $   1,413 $ 8,770,088  $(5,155,536) $(111,568)  $ 3,505,097
                   ========  =======    ==========  ========= ===========  ===========  =========   ===========



    The accompanying notes are an integral part of these consolidated financial statements.

                 HOST AMERICA CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED JUNE 29, 2001 AND JUNE 30, 2000

                                                          For the years ended
                                                  -----------------------------------
                                                    June 29, 2001      June 30, 2000
                                                  ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                          $    (42,387)      $   (674,051)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
      Depreciation and amortization                       588,026            227,016
      Gain on disposal of assets                          (20,994)               -
   Changes in operating assets and liabilities:
      Increase in accounts payable                        351,584            328,005
      Increase in accounts receivable                     (21,035)          (487,011)
      (Decrease) increase in accrued expenses             (52,985)           197,002
      Increase in prepaid expenses and other assets       (55,440)           (14,801)
      Increase in inventory                              (105,619)           (37,273)
                                                     ------------       ------------
      Net cash provided by (used in) operating
        activities                                        641,150           (461,113)
                                                     ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of equipment                         16,266             17,694
   Purchases of property and equipment                   (125,808)          (277,201)
   Cash paid for business acquired                     (4,912,867)               -
                                                     ------------       ------------
      Net cash used in investing activities            (5,022,409)          (259,507)
                                                     ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term debt                         2,500,000                -
   Proceeds from demand note payable                      992,889                -
   Proceeds from issuance of common stock and
     warrants, net                                        219,416             20,400
   Deferred financing costs                               (25,000)               -
   Payments on demand note payable                       (100,000)
   Principal payments on long-term debt                  (566,376)          (169,888)
                                                     ------------       ------------
      Net cash provided by (used in) financing
        activities                                      3,020,929           (149,488)
                                                     ------------       ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS              (1,360,330)          (870,108)

CASH AND CASH EQUIVALENTS, beginning of year            1,720,407          2,590,515
                                                     ------------       ------------

CASH AND CASH EQUIVALENTS, end of year               $    360,077       $  1,720,407
                                                     ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for business acquired is comprised of:
   Fair value of assets acquired                     $  6,847,845       $        -
   Liabilities assumed                                    934,978                -
                                                     ------------       ------------
   Purchase price, net of cash received                 5,912,867                -
   Common stock issued for acquired business           (1,000,000)               -
                                                     ------------       ------------
   Net cash paid for business acquired               $  4,912,867       $        -
                                                     ============       ============

Cash paid during the year for:
   Interest                                          $    272,761       $     32,285
   Income taxes                                            39,500                -
Non-cash investing and financing activities:
   Equipment acquired through assumption of
      notes payable and capital leases                    160,370            121,409


    The accompanying notes are an integral part of these consolidated financial statements.

                 HOST AMERICA CORPORATION AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     JUNE 29, 2001 AND JUNE 30, 2000


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          NATURE OF OPERATIONS

          Host America Corporation ("Host") was incorporated in Delaware on February 6, 1986 with the name University Dining Services, Inc. On March 9, 1998, Host filed a certificate of amendment changing its name to Host America Corporation, and during fiscal 1999 changed its state of incorporation from Delaware to Colorado. Host is a contract food management organization, which specializes in providing full service restaurant and employee dining, special event catering, vending and office coffee service to business and industry accounts located in the Northeast. In July 2000, Host purchased all of the issued and outstanding shares of Lindley Food Service Corporation ("Lindley") (SEE NOTE
          2). Lindley provides unitized meals primarily under fixed-price contracts for governmental programs in Connecticut and Massachusetts.

          PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of Host and Lindley, (combined the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

          FISCAL YEAR

          The Company's fiscal year ends on the last Friday in June. The fiscal year ended June 29, 2001 contains fifty-two weeks. The fiscal year ended June 30, 2000 contains fifty-three weeks.

          USE OF ESTIMATES

          The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates.

          CASH EQUIVALENTS

          For the purpose of the statement of cash flows, the Company defines cash equivalents as highly liquid instruments with an original maturity of three months or less. The Company had cash equivalents totaling $-0- and $1,805,600 at June 29, 2001 and June 30, 2000, respectively.

          INVENTORY

          Inventory consists primarily of food supplies and is stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

                 HOST AMERICA CORPORATION AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     JUNE 29, 2001 AND JUNE 30, 2000


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

          INCOME TAXES

          The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

          NET LOSS PER COMMON SHARE

          Net loss per common share was computed based upon 1,324,524 and 1,136,712 weighted average shares outstanding during the years ending June 29, 2001 and June 30, 2000, respectively. Dilutive earnings per share is not presented as the potentially dilutive convertible preferred stock and stock purchase options are anti-dilutive.

          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

          The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income (loss) and its components (i.e. revenues, expenses, gains, and losses) in the accompanying consolidated financial statements.

                 HOST AMERICA CORPORATION AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     JUNE 29, 2001 AND JUNE 30, 2000

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          SEGMENT INFORMATION

          Statement of Financial Accounting Standards (SFAS) No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, was issued effective for fiscal years ending after December 15, 1998. The Company's primary operating segments are the management of corporate restaurants, catering and vending operations (Host), and the preparation of unitized meals (Lindley).

          RECENT ACCOUNTING STANDARDS

          DERIVATIVES

          Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, establishes accounting for derivative instruments as well as hedging activities. An interest rate swap is used by the Company to manage liquidity and interest rate exposure. The Company entered into this agreement with a major financial institution.

          ACCOUNTING FOR BUSINESS COMBINATIONS

          Statements of Financial Accounting Standards (SFAS) No. 141, BUSINESS COMBINATIONS and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS were issued in July, 2001. These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with indefinite useful lives. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally will be effective for fiscal years beginning after December 12, 2001 unless the Company elects for early adoption in which case the standard will be effective in the first quarter of fiscal 2002 and for purchase business combinations consummated after June 30, 2001.

          Upon adoption, the Company will stop amortizing goodwill which, based on the current levels of goodwill, would reduce amortization expense and increase net income by approximately $290,000 per year.

NOTE 2 -  ACQUISITION

          On July 31, 2000, the Company purchased all of the issued and outstanding shares of Lindley, plus acquisition costs, resulting in a total purchase price of $5,912,867. The acquisition was partially financed by a $2,500,000 five-year term loan. Lindley is engaged in the preparation of meals for various governmental programs primarily under fixed-price contracts. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $4,351,000, and has been recorded as goodwill, which is amortizable on a straight-line basis over fifteen years. The amount of goodwill amortization was $257,387 for the year ended June 29, 2001.

                 HOST AMERICA CORPORATION AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     JUNE 29, 2001 AND JUNE 30, 2000

NOTE 2 -  ACQUISITION (Continued)

          Also, in accordance with the share purchase agreement, Host shall pay to the Sellers of Lindley an "Earnout EBITA" equal to a ten percent (10%) earnings interest ("Earnout Percentage Points") in the on-going operations of Lindley. The ultimate payment is calculated in accordance with a formula based upon the Lindley operations over a two (2) year period, ending June 30 of the particular exercised year. The Sellers may collectively elect to exercise up to, but not more than five percent (5%) of their Earnout Percentage Points starting June 30, 2002, and, thereafter, have the option to continue to exercise their remaining Earnout Percentage Points on each June 30 anniversary through June 30, 2007. No amounts have been accrued under this provision since the contingent factors have not been satisfied as of June 29, 2001.

          The following information reflects the pro forma results of operations of the Company for the years ended June 29, 2001 and June 30, 2000 assuming the Lindley acquisition occurred at the beginning of the respective years. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that might occur in the future or that would have occurred had the acquisition of Lindley been affected on the dates indicated.

                                       June 29, 2001    June 30, 2000
                                       -------------    -------------

            Net revenues               $ 22,318,306     $ 21,435,553
            Income from operations          281,114          270,087
            Net income                       17,082           16,406
            Net income per common share         .01              .01

NOTE 3 -  FINANCIAL INSTRUMENTS

          CONCENTRATIONS OF CREDIT RISK

          The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and interest rate swap.

          * Cash and cash equivalents - The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company has cash balances on deposit with banks at June 29, 2001 and June 30, 2000 that exceeded federal depository insurance limits by $175,175 and $1,853,318, respectively.

          * Accounts receivable - The Company grants credit to its customers, substantially all of whom are providing full service restaurant and employee dining services or administer programs requiring the delivery of unitized meals. One major customer comprised 15% and four major customers comprised 41% of accounts receivable as of June 29, 2001 and June 30, 2000, respectively. Net revenues from individual customers which exceeded ten percent of total net revenues during the years ended June 29, 2001 and June 30, 2000 aggregated 23% (2 customers) and 36% (2 customers), respectively. The Company reviews a customer's credit history before extending credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Such losses have been within management's expectations.

                 HOST AMERICA CORPORATION AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     JUNE 29, 2001 AND JUNE 30, 2000

NOTE 3 -  FINANCIAL INSTRUMENTS (Continued)

          CONCENTRATIONS OF CREDIT RISK (Continued)

          * Interest rate swap - The Company is exposed to credit loss in the event of nonperformance by the counterparty of the interest rate swap agreement. The counterparty is a major financial institution and the Company does not anticipate nonperformance.

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

          * Demand note payable and long-term debt - The carrying amounts approximate their fair value as the interest rates on the debt approximates the Company's current incremental borrowing rate.

          * Interest rate swap - The fair value of the interest rate swap was obtained from a dealer quote. The value represents the actual amount the Company would pay to terminate the agreement taking into consideration current interest rates.

          The Company's financial instruments are held for other than trading purposes.

NOTE 4 -  PROPERTY AND EQUIPMENT

          A summary of property and equipment as of June 29, 2001 and June 30, 2000 is as follows:

                                                     2001         2000
                                                   --------     --------

             Equipment and fixtures               $1,353,543   $  878,599
             Vehicles                                276,586      138,513
             Leasehold improvements                  580,821        1,402
                                                  ----------   ----------
                                                   2,210,950    1,018,514
             Less: accumulated depreciation
             and Amortization                      1,250,370      348,251
                                                  ----------   ----------
                                                  $  960,580   $  670,263
                                                  ==========   ==========

          Depreciation and amortization expense for the years ended June 29, 2001 and June 30, 2000 totaled $322,532 and $227,016, respectively.

                 HOST AMERICA CORPORATION AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     JUNE 29, 2001 AND JUNE 30, 2000

NOTE 5 -  DEMAND NOTE PAYABLE

          The Company has a line of credit with a bank which provides for borrowings, based on a collateral formula, up to a maximum of $1,200,000 maturing on November 1, 2001. Interest is payable monthly on amounts outstanding at a variable rate which at all times is equal to the bank's prime rate (7% at June 29, 2001). Total borrowings outstanding at June 29, 2001 totaled $892,889.


          The demand note and the term note payable (SEE NOTE 6) are collateralized by substantially all the assets of the Company.

NOTE 6 -  LONG-TERM DEBT

          Long-term debt consists of the following as of June 29, 2001 and June 30, 2000:

                                                     2001           2000
                                                  ----------     ----------

          Term note payable to a bank.  The term
          note requires monthly principal
          installments ranging from $30,000 to
          $47,500 plus interest at LIBOR plus
          2.5% (6.56% at June 29, 2001) and
          matures on August 1, 2005.              $ 2,200,000    $       -

          Various equipment notes payable at
          interest rates ranging from 8% to
          12.5%, maturing through April, 2004.
          The notes are secured by the related
          equipment.                                  141,305        117,337

          Various vehicle notes payable at
          interest rates ranging from 4.9% to
          11.6%, maturing through April, 2004.
          The notes are secured by the related
          vehicles.                                    55,047         65,216

          Note payable to a bank with monthly
          principal payments of $1,250 plus
          interest at 10%.                                -           33,750

          Note payable to a bank at 8.25% interest,
          payable in monthly installments of
          principal and interest totaling $2,680.
          The note is secured by all assets of the
          company.                                        -           80,894
                                                  -----------    -----------
                                                    2,396,352        297,197
          Less: current portion                       504,461        145,035
                                                  -----------    -----------
                                                  $ 1,891,891    $   152,162
                                                  ===========    ===========

                 HOST AMERICA CORPORATION AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     JUNE 29, 2001 AND JUNE 30, 2000

NOTE 6 -  LONG-TERM DEBT (Continued)

          Maturities of long-term debt for each of the fiscal years succeeding June 29, 2001 are as follows:


                 2002                     $   504,461
                 2003                         608,847
                 2004                         618,044
                 2005                         570,000
                 2006                          95,000
                                          -----------
                                          $ 2,396,352
                                          ===========

          The demand note payable and term note payable to a bank are subject to certain financial covenants, noncompliance with which would be considered an event of default and provide the bank with the right to demand repayment prior to the maturity date. The Company was not in compliance with certain of these covenants, however, the bank has waived the right to exercise its remedies in default for these specific instances of noncompliance.

NOTE 7 -  INTEREST RATE SWAP

          The Company entered into an interest rate swap agreement on July 31, 2000 effectively replacing variable interest payments (LIBOR + 2.5%) with fixed interest payments (9.77%) in order to hedge against the changes in the amount of future cash flows associated with payments on variable rate debt. As of June 29, 2001 the Company was paying a fixed rate of 7.27% and receiving 4.06% on a notional amount of $2,200,000. The differential paid on the interest rate swap agreement is recognized currently as an adjustment to interest expense and totaled $30,308 for the year ended June 29, 2001. The interest rate swap, totaling $111,586 at June 29, 2001, is reflected at fair value in the Company's consolidated balance sheet and the related loss on this contract is deferred in shareholders' equity (as a component of accumulated other comprehensive loss). This deferred loss is then amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. The effect of this accounting on the Company's operating results is that the interest expense on the portion of variable-rate debt being hedged is generally recorded based on a fixed interest rate (9.77%).

NOTE 8 -  STOCKHOLDERS' EQUITY

          STOCK OPTIONS

          In August, 1997, the Company granted stock purchase options to certain officers and directors of the Company, extending the right to purchase up to 12,000 shares of the Company's common stock at an exercise price determined by the Company's Board of Directors to be five dollars per share.

          In August 1998, the Company adopted the 1998 Stock Option Plan. In July, 1999 and May, 2000, the Company granted 90,000 and 110,000 options, respectively, at an exercise price determined by the Company's Board of Directors to be $2.25 and $4.00 per share, respectively.

                 HOST AMERICA CORPORATION AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     JUNE 29, 2001 AND JUNE 30, 2000

NOTE 8 -  STOCKHOLDERS' EQUITY (Continued)

          In December 2000, the Company granted 97,500 options at an exercise price determined by the Company's Board of Directors to be $2.40 per share. The stock purchase options are subject to certain adjustment provisions in the event of any stock dividends, reverse splits and/or reclassifications of common stock, and expire ten years from the date of the grant.

          A summary of the status of the Company's stock options and changes during the year is presented below:

                                         June 29, 2001             June 30, 2000
                                    ----------------------     ----------------------
                                    Outstanding      Price     Outstanding      Price
                                    -----------      -----     -----------      -----
           Outstanding at
            beginning of year          212,000   $2.25-5.00        12,000  $     5.00
           Granted                      97,500         2.40       200,000   2.25-4.00
           Exercised                       -          -               -         -
           Canceled                        -          -               -         -
                                     ---------   ----------    ----------  ----------
           Outstanding at end
            of year                    309,500   $2.25-5.00       212,000  $2.25-5.00
                                     =========   ==========    ==========  ==========

          The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, does not recognize compensation cost at the grant date. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, net loss and loss per common share would have been adjusted to the pro forma amounts indicated below:


                                                  June 29, 2001    June 30, 2000
                                                  -------------    -------------

            Net loss - as reported                  $    (42,387)    $   (674,051)
            Net loss - pro forma                        (136,963)      (1,172,351)
            Loss per common share - as reported             (.03)            (.59)
            Loss per common share - pro forma               (.10)           (1.03)

          The fair value of each option grant is estimated on the date of grant with the following assumptions:

               Expected dividend yield                            0%
               Expected volatility                               N/A
               Risk-free interest rate                          5.2%
               Expected life of options                   120 months

          PREFERRED STOCK

          On March 1, 1998, the Company issued 700,000 shares of preferred stock to certain officers and directors of the Company. Each share of preferred stock is convertible into one share of common stock at a conversion value of $5.00 per share. The conversion price can potentially decrease should the Company meet certain revenue and pre-tax earnings incentives over the next three years and in the event the Company does not attain any of the incentives, each share of Series A preferred stock then outstanding shall automatically convert, at no additional cost to the holder into one (1) share of common stock at the end of five
          (5) years. The preferred shares have been valued by the Board of Directors at $5.00 per share based on the stock's conversion value. The preferred shares are entitled to vote on all matters that the common stock is entitled to vote on based on one vote per share.

                 HOST AMERICA CORPORATION AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     JUNE 29, 2001 AND JUNE 30, 2000

NOTE 9 -  INCOME TAXES

          The provision for income taxes consists of the following for the years ending June 29, 2001 and June 30, 2000:

                                                     2001           2000
                                                  ----------     ----------

               Current
                 Federal                          $        -     $        -
                 State                                  44,500            -
               Deferred                                    -              -
                                                  ------------   ------------
                                                  $     44,500   $        -
                                                  ============   ============

          The Company has federal net operating loss carryforwards of approximately $1,084,000 expiring through fiscal 2020.

          Expected tax expense based on the federal statutory rate is reconciled with the actual expense for the years ended June 29, 2001 and June 30, 2000 as follows:


                                                     2001           2000
                                                  ----------     ----------

               Statutory federal income tax                34%            34%
               State income taxes                       2,107            -
               Other                                        1              1
               Change in valuation allowance              (35)           (35)
                                                  ------------   ------------
                                                        2,107%           -
                                                  ============   ============

          The significant components of the deferred tax provision are as follows:

                                                     2001           2000
                                                  ----------     ----------

               Net operating loss - federal       $    319,000   $   (411,000)
               Net operating loss - state               79,000        (75,000)
               Interest rate swap                      (49,000)           -
               Valuation allowance                    (353,000)       486,000
                                                  ------------   ------------
                                                  $        -     $        -
                                                  ============   ============

          The components of the deferred tax asset account as of June 29, 2001 and June 30, 2000 are as follows:

                                                     2001           2000
                                                  ----------     ----------

               Deferred tax assets:
                 Issuance of preferred stock      $    980,000   $    980,000
                 Net operating loss - federal          368,000        687,000
                 Net operating loss - state             86,000        165,000
                 Interest rate swap                     45,000            -
                 Allowance for doubtful accounts         6,000          6,000
                 Valuation allowance                (1,455,000)    (1,808,000)
                                                  ------------   ------------
                   Total deferred tax asset       $     30,000   $     30,000
                                                  ============   ============

                 HOST AMERICA CORPORATION AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     JUNE 29, 2001 AND JUNE 30, 2000


NOTE 9 -  INCOME TAXES (Continued)

          The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, ACCOUNTING FOR INCOME TAXES.
          The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized. In fiscal 2001, the Company decreased the valuation allowance by approximately $353,000 based upon reasonable and prudent tax planning strategies.

NOTE 10 - COMMITMENTS

          OPERATING LEASES

          The Company has several operating leases for its office, production and warehouse facilities. The Host facility is under a verbal agreement with a monthly payment of $3,335. The verbal agreement is an extension of a three year lease agreement which expired in October, 1997. Lindley has several non-cancelable operating leases which expire over the next five years. Rent expense charged to operations under these and preceding leases aggregated $174,170 and $34,500 for the years ended June 29, 2001 and June 30, 2000, respectively.

          The Company is also leasing various vehicles and equipment under certain other operating leases which expire within one to six years. In certain cases, the cost of leasing the equipment is billed to customers in connection with the Company's cafeteria services. Rent expense for these operating leases for equipment aggregated $126,804 and $16,475 for the years ended June 29, 2001 and June 30, 2000, respectively.

          Lastly, the Company leases food service and banquet facilities under various lease agreements expiring through December, 2004. Rent expense charged to operations under these various lease agreements aggregated $124,450 and $154,626 for the years ended June 29, 2001 and June 30, 2000, respectively.

          Future minimum lease payments on all operating leases for each of the fiscal years succeeding June 29, 2001 are as follows:


               2002                              $    463,630
               2003                                   436,147
               2004                                   423,679
               2005                                   413,210
               2006                                   406,590
               2007 and thereafter                    382,990
                                                 ------------
                                                 $  2,526,246
                                                 ============

                 HOST AMERICA CORPORATION AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     JUNE 29, 2001 AND JUNE 30, 2000

NOTE 10 - COMMITMENTS (Continued)

          EMPLOYMENT CONTRACTS

          On February 19, 1998, the Company entered into five-year employment agreements with two of its officers. Under the terms of the agreements, the President and Vice President of the Company are to receive annual salaries of $85,000 and $80,000, respectively, which may be increased by the Company's Compensation Committee or the Board of Directors, but shall not be decreased without the consent of the employee. Both individuals receive an expense account, an automobile expense allowance, related business expenses and all other benefits afforded other employees. The Company also provides health, disability and insurance to each of these individuals. On August 3, 2001, the Board of Directors approved an increase in the annual salaries of the President and Vice President to $147,000 and $141,750, respectively.

          In connection with the July 31, 2000 acquisition of Lindley, the Company entered into four-year employment agreements with the President and Vice President of Lindley. Both individuals receive an expense account, an automobile expense allowance, related business expenses and all other benefits afforded other employees. The Company also provides health, disability and insurance to each of these individuals. In accordance with the terms of their employment contract, the officers are each entitled to a salary of $135,000 per year to be increased annually by five (5) percent.

          LETTERS OF INTENT

          On March 16, 2001, Host entered into a Letter of Intent ("LOI") with Select Force, Inc. ("Select"). The LOI provides for the acquisition of all of the outstanding shares of Select in exchange for 700,000 shares of Host's restricted Common Stock. Select is located in Oklahoma City, Oklahoma and provides employee pre-screening services for employers.

          In April 2001, the Company entered into an LOI with Contra-Pak, Inc. ("CP"). The LOI provides for the acquisition by Host of CP's assets in exchange for $125,000 in cash and $140,000 of Host's restricted Common Stock. CP is located in Dallas, Texas and provides shelf stable meals for "Meals-On-Wheels" programs.

NOTE 11 - ADVERTISING

          The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense was $22,563 and $35,338 for the years ended June 29, 2001 and June 30, 2000, respectively.

NOTE 12 - 401K PLAN

          The Company has adopted a 401(k) defined contribution pension plan which covers all participating employees who have a minimum of one year of service. The Company matches employee contributions at a rate of twenty-five percent up to a maximum of three percent of the participating employees' gross earnings. Employees become fully vested in the Company's contribution after six years of service. The Company's contribution for the years ended June 29, 2001 and June 30, 2000 totaled $32,775 and $15,459, respectively.

                 HOST AMERICA CORPORATION AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     JUNE 29, 2001 AND JUNE 30, 2000

NOTE 13 - RELATED PARTY TRANSACTIONS

          The Company leases land and real property from a partnership owned by certain employees/stockholders. On July 1, 2000, the lease was amended to change the term from a two-year commitment to a term that ends on March 31, 2005. Rent expense totaled $33,000 for the year ended June 29, 2001.

NOTE 14 - INDUSTRY SEGMENT INFORMATION

          Segment information has been prepared in accordance with SFAS No. 131, "DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION". The Company has two major reportable segments:
          Host America Corporation (Host) and its wholly-owned subsidiary Lindley Food Service Corporation (Lindley). The segments were determined based on the types of products and services that the individual entities offer. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

          Business segment financial information as of and for the year ended June 29, 2001 is as follows:


                                                Lindley Food
                                  Host America    Service
                                  Corporation   Corporation      Total      Eliminations   Consolidated
                                  -----------   -----------   -----------   ------------   ------------
Sales to unaffiliated customers   $14,150,598   $ 7,503,518   $21,654,116   $    (17,948)   $21,636,168
Segment (loss) profit                (369,462)      327,075       (42,387)           -          (42,387)
Depreciation and amortization         288,971       299,055       588,026            -          588,026
Provision for income taxes              4,500        40,000        44,500            -           44,500
Segment assets                      8,117,568     8,983,351    17,100,919     (7,810,115)     9,290,804

          The reporting requirements under SFAS No. 131 were prepared as a result of the Company's acquisition of Lindley during fiscal 2001, therefore the Company did not adopt the reporting requirements of this statement at June 30, 2000.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of September, 2001.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

 /s/ ANNE L. RAMSEY        Secretary and Director      September 26, 2001
--------------------------
Anne L. Ramsey


/s/ THOMAS P. EAGAN, JR.   Director                    September 26, 2001
--------------------------
Thomas P. Eagan, Jr.


/s/ PATRICK J. HEALY       Director                    September 26, 2001
--------------------------
Patrick J. Healy

/s/ JOHN D'ANTONA          Director                    September 26, 2001
--------------------------
John D'Antona


/s/ GILBERT ROSSOMANDO     Director                    September 26, 2001
--------------------------
Gilbert Rossomando