Form 10KSB40/A
period 2001-06-29
HOST AMERICA CORP
filed 2001-10-22
CIK 809012

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                              FORM 10-KSB/A


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


     The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the year ended June 29, 2001 as set forth in the pages attached hereto:

                                Part III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
Item 10.  Executive Compensation
Item 11.  Security Ownership of Certain Beneficial Owners and Management
Item 12.  Certain Relationships and Related Transactions

                                PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------

     The following table sets forth certain information concerning the Directors and Executive Officers of the Company:

                                                                      DIRECTOR   TERM TO
NAME                 AGE               POSITION                        SINCE     EXPIRE
----                 ---               --------                        -----     ------
Geoffrey W. Ramsey   51   CEO, President, Treasurer and a Director      1986      2003

David J. Murphy      43   CFO, Executive Vice President and a Director  1986      2003

Anne L. Ramsey       54   Secretary and a Director                      1986      2002

Gilbert Rossomando   43   President of Lindley and a Director           2000      2003

Mark Cerreta         41   Executive Vice President - Lindley              *         *

Thomas P. Eagan, Jr. 58   Director                                      1988      2002

Patrick J. Healy     56   Director                                      1998      2001

John D'Antona        57   Director                                      1998      2001

_____________________
*  Mr. Cerreta is not a Director of the Company.

     All Directors will hold office until their successors have been elected and qualified. The Company's Articles of Incorporation, as amended, provide that the members of the Company's Board of Directors shall be divided into three classes, as nearly equal in number as possible, with one class being elected each year. Directors in each class are elected for three-year terms. Messrs. Healy and D'Antona will be nominated for re-election at the Company's 2001 Annual Meeting of Shareholders.

     Each of the Officers of Host provides services to Host on a full time basis. Other than Officers who are subject to employment agreements, each Officer serves at the discretion of the Board of Directors.

     The following is a biographical summary of the business experience of the Directors and Executive Officers of Host.

     GEOFFREY W. RAMSEY, Host's co-founder, has been the President, Treasurer and a Director of Host since March 1986. Mr. Ramsey has more than 30 years experience in the food service industry.

Currently, he is responsible for the day-to-day management of all marketing and sales activities for Host. He also is responsible for future growth planning and evaluating potential acquisition candidates. He has developed a comprehensive sales program for manual dining operations, vending and other ancillary services. Prior to 1986, Mr. Ramsey operated a number of diverse food service operations. These included the University of New Haven, Southern Connecticut State University, Choate - Rosemary Hall and others. Mr. Ramsey was Personnel and Training Specialist for ARA Services and has a B.S. degree from the University of New Haven and a A.A.S. degree from the Culinary Institute of America.

     DAVID J. MURPHY, a co-founder of Host, has been Executive Vice President and a Director of Host since March 1986. Mr. Murphy has more than 25 years experience in the industry. Currently, he is responsible as Chief Financial Officer for all financial and operational aspects of Host. From 1984 to 1986 he was the Operations Manager for Campus Dining at the University of New Haven and served as Adjunct Professor in the Hotel, Restaurant and Tourism School. From 1983 to 1984 he was involved in operations at Hamilton College in Clinton, New York and Fairleigh Dickinson University in Madison, New Jersey. Mr. Murphy received his B.S. degree in International Business from Quinnipiac University in Hamden, Connecticut, and a certificate in Exporting Marketing from the same college. He has also completed post graduate courses in business. Mr. Murphy is a member of the National Restaurant Association and the National Association of College and University Food Services and is listed in 1986-1987 Directory of Hospitality Educators.

     ANNE L. RAMSEY has been the Secretary and a Director of Host since March 1986. Along with her duties as Corporate Secretary, Ms. Ramsey serves as a District Supervisor, is responsible for one of the Host facilities in Connecticut and is the Human Resources Director. Prior to 1986, she was Vice President of Operations for Comstock Leasing, Inc. in San Mateo, California from 1984 to 1985. From 1980 to 1984, she was Operations Manager for Comstock Leasing.

     GILBERT ROSSOMANDO, has served as a Director of Host since July 2000 and is one of the founders of Lindley Food Services, Inc. Mr. Rossomando continues to be an officer of Lindley Food Services, Inc. and handles cost analysis, sales and marketing, contract bidding and employee policies. Mr. Rossomando has a Bachelors Degree in Business Administration and Food Service Management from the University of New Haven.

     MARK CERRETA, a co-founder of Lindley Food Services, Inc., serves as the Executive Vice President in charge of Host's Lindley operations. Mr. Cerreta handles customer relations, purchasing, commodity processing for donated foods and negotiates bid pricing with manufacturers. He has a Bachelors degree in Business Administration and Food Service Management from the University of New Haven.

     THOMAS P. EAGAN, JR. has been a Director of Host since November 1988. He has been employed as a Regional Sales Director with Eastern Bag & Paper Co., Inc. in Bridgeport, Connecticut since May 1979. From February 1972 to May 1979, Mr. Eagan owned and operated Purifier Systems, Inc. in Hamden, Connecticut, a wholesale paper distributor. From January 1972 to February 1973, Mr. Eagan was Regional Manager for Piedmont Capital Corp., a mutual fund life insurance underwriter located in Woodbridge, Connecticut. In this capacity, Mr. Eagan supervised Piedmont's Financial Planners and District Managers in southern Connecticut. Mr. Eagan studied Business Administration and graduated from Quinnipiac University in Hamden, Connecticut.

     JOHN D'ANTONA has served as a Director of Host since February 1998. Mr. D'Antona has 25 years experience in a variety of food service marketing and sales positions and currently is the New England Regional Manager for Mother Parker Tea and Coffee. Mother Parker Tea and Coffee was established in 1912, is a Canadian company and is the largest private label and producer of tea and coffee in North America.

     PATRICK J. HEALY Ph.D has been a Director since February of 1998. He is the Senior Vice President for Finance and Administration for Quinnipiac University and has held this position for the past 20 years. He received his undergraduate degree in accounting from Quinnipiac, his MBA from the University of New Haven, a doctorate in Educational Leadership, Higher Education Administration, from the University of Connecticut, and completed the higher education program at the Institute for Educational Management at Harvard University. He has been on the Board of the Connecticut Chapter of the Leukemia and Lymphoma Society since 1992, where he served as Treasurer, Vice President, and Chapter President. He was elected to the National Board of the Leukemia and Lymphoma Society in 1996, and also serves on the Board of The Children's Corner in Ridgefield, Connecticut.

     Host's Board of Directors held three (3) meetings during the fiscal year ended June 29, 2001, and each Director attended all of the meetings held. There is no family relationship between any Director of Host and any other Director or Executive Officer of Host except Geoffrey W. Ramsey and Anne L. Ramsey are brother and sister.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     To the Company's knowledge, during the fiscal year ended June 29, 2001, the Company's ten percent shareholders, Officers and Directors timely complied with all applicable filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended. This statement is based solely on a review of the copies of such reports furnished to the Company by such reporting persons and their written representations that such reports accurately reflect all reportable transactions.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

SUMMARY COMPENSATION TABLE

===========================================================================================================
                                       SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------
                                                                    Long Term Compensation
                                                                 ------------------------------
                     Annual Compensation                                  Awards        Payouts
-----------------------------------------------------------------------------------------------

      (a)             (b)      (c)          (d)         (e)         (f)         (g)     (h)       (i)

                                                       Other                                      All
     Name                                              Annual    Restricted             LTIP      Other
     and                                               Compen-     Stock      Options/  Pay-     Compen-
   Principal                  Salary       Bonus       sation     Award(s)      SARs    outs     sation
   Position         Year (1)    ($)         ($)        ($)(2)       ($)         (#)      ($)     ($)(3)
-----------------------------------------------------------------------------------------------------------
Geoffrey W. Ramsey   2001    $140,000     $ -0-        $6,500        0         20,000     0       $19,300
 President and CEO   2000    $140,000     $ -0-        $6,500        0         25,000     0       $19,300
                     1999    $105,000     $ -0-        $6,500        0         30,000     0       $19,300

David J. Murphy      2001    $135,000     $ -0-        $6,500        0         20,000     0       $12,500
 Vice President      2000    $135,000     $ -0-        $6,500        0         25,000     0       $12,500
                     1999    $100,000     $ -0-        $6,500        0         30,000     0       $12,500

Gilbert Rossomando   2001    $135,000     $ -0-        $6,500        0         12,000     0       $12,500
 President  of       2000       --          --           --          --          --       --         --
 Lindley(4)          1999       --          --           --          --          --       --         --


Mark Cerreta         2001    $135,000     $ -0-        $6,500        0         12,000     0       $12,500
 Executive Vice      2000       --          --           --          --          --       --         --
 President of        1999       --          --           --          --          --       --         --
 Lindley(4)

(1) Periods presented are for the fiscal years ended June 29, 2001, June 30, 2000 and June 25, 1999.
(2) The Company gives Messrs. Ramsey, Murphy, Rossomando and Cerreta a car allowance valued at approximately $6,500 per year.
(3) Includes health, life and disability insurance for Messrs. Ramsey and Murphy and health and disability insurance for Messrs. Rossomando and Cerreta.
(4) Messrs. Rossomando and Cerreta entered into employment agreements with the Company on August 1, 2000 in connection with the Company's acquisition of Lindley Food Services, Inc. Information for fiscal years prior to 2001 is not available.

COMPENSATION OF DIRECTORS

     The Company's Directors receive $500 for each meeting of the Board attended, $250 for participation in each meeting of the Board by telephone conference and $250 for participation, in person or by telephone conference, in each committee meeting. Directors are reimbursed for out-of-pocket expenses in attending meetings of the Board of Directors or committees.

EMPLOYMENT CONTRACTS

     The Company has employment agreements with Messrs. Ramsey and Murphy for five years which commenced February 19, 1998. Under the terms of the agreements, Messrs. Ramsey and

Murphy receive annual salaries of $140,000 and $135,000, respectively, which may be increased from time to time by the Company's compensation committee or by the Board of Directors. Their salaries will not be decreased without their consent. Both individuals receive an expense account, an automobile expense account, related business expenses and all benefits afforded other employees. Host also provides health, disability and life insurance to Messrs. Ramsey and Murphy.

     Effective August 1, 2000, the Company entered into four (4) year employment agreements with Gilbert Rossomando and Mark Cerreta, the President and Vice President of Lindley Food Services, Inc., Host's wholly-owned subsidiary. Messrs. Rossomando and Cerreta each receive a base salary of $135,000 a year and benefits, including a car allowance and health and disability insurance. Messrs. Rossomando and Cerreta are also entitled to certain payments on the Lindley profits pursuant to the terms of Host's acquisition of Lindley.

2000 STOCK OPTION PLAN

     On September 15, 2000, Host adopted the 2000 Stock Option Plan which provides for the issuance of options to purchase up to 500,000 shares of Common Stock to employees, Officers, Directors and consultants. The plan was ratified by the shareholders at the Company's Annual Meeting of Shareholders on November 21, 2000. As of the date of this Report, 309,500 options have been awarded to employees. Unless sooner terminated, the plan will expire on September 15, 2010.

     The purpose of the plan is to encourage stock ownership by employees, Officers, Directors and consultants so that they may acquire or increase their proprietary interest in Host, to:

     * induce qualified persons to become employees, Officers or consultants;

     * compensate employees, Officers, Directors and consultants for past services; and

     * encourage such persons to become employed by or remain in the employ of or otherwise continue their association with Host and to put forth maximum efforts for the success of the business.

     The plan states that it is not intended to be the exclusive means by which Host may issue options or warrants to acquire Common Stock, stock awards or any other type of award. To the extent permitted by applicable law, Host may issue any other options, warrants or awards other than pursuant to the plan without shareholder approval.

     The plan is administered by a committee consisting of the Board of Directors or compensation committee, if appointed. At its discretion, the committee may determine the persons to whom options may be granted and the terms thereof. As noted above, the committee may issue options to the Board.

     The terms of any options granted under the plan are not required to be identical as long as they are not inconsistent with the express provisions of the plan. In addition, the committee may interpret the plan and may adopt, amend and rescind rules and regulations for the administration of the plan.

OPTIONS GRANTED TO DIRECTORS AND EXECUTIVE MANAGEMENT

     In August 1997, Host granted options to purchase 1,000 shares of Common Stock to two Directors, Mr. Thomas P. Eagan, Jr. and Anne L. Ramsey, respectively. Also in August 1997, Host issued options to purchase 5,000 shares of Common Stock to Geoffrey W. Ramsey and David J. Murphy, Officers and Directors. The stock options are exercisable over a period of ten (10) years at an exercise price of $5.00 per share. The options are subject to certain adjustment provisions in the event of any stock dividends, reverse splits and/or reclassifications of the Common Stock. In August 1999, Host granted to its Officers and Directors options to purchase 90,000 shares of Common Stock. Specifically, the Board of Directors granted Mr. Ramsey 30,000 options, Mr. Murphy 30,000 options, Ms. Ramsey 10,000 options, Mr. Eagan 10,000 options, Mr. Healy 5,000 options and Mr. D'Antona 5,000 options. In May 2000, Host granted to its Officers and Directors options to purchase 85,000 shares of Common Stock. The stock options are exercisable for a period of ten (10) years at an exercise price of $4.00. Specifically, the Board granted Mr. Ramsey 25,000 options, Mr. Murphy 25,000 options, Ms. Ramsey 8,750 options, Mr. Eagan 8,750 options, Mr. D'Antona 8,750 options and Mr. Healy 8,750 options. In December 2000, Host granted to its Officers and Directors options to purchase 87,500 shares of Common Stock. The stock options are exercisable for a period of ten (10) years at an exercise price of $2.40. Specifically, the Board of Directors granted Mr. Ramsey 20,000 options, Mr. Murphy 20,000 options, Ms. Ramsey 5,000 options, Mr. Eagan 8,500 options, Mr. D'Antona 5,000 options, Mr. Healy 5,000 options, Mr. Rossomando 12,000 options and Mr. Cerreta 12,000 options.

STOCK OPTIONS GRANTED TO EXECUTIVE OFFICERS DURING LAST FISCAL YEAR

     The following table sets forth certain information regarding grants of stock options to the Company's Executive Officers who received stock options during fiscal year 2001. The fair value of the option grant was estimated on the date of the grant based on the then market price of Host's Common Stock. None of the following options have been exercised.

                         NUMBER OF
                         SECURITIES     % OF TOTAL
                         UNDERLYING      OPTIONS
                          OPTIONS       GRANTED TO     EXERCISE
NAME                      GRANTED       EMPLOYEES      PRICE ($)     DATE
----                      -------       ---------      ---------     ----
Geoffrey W. Ramsey         20,000         22.9%          $2.40      12/4/00

David J. Murphy            20,000         22.9%          $2.40      12/4/00

Anne L. Ramsey              5,000          5.7%          $2.40      12/4/00

Gilbert Rossomando         12,000         13.7%          $2.40      12/4/00

Mark Cerreta               12,000         13.7%          $2.40      12/4/00

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The following table sets forth the number and percentage of shares of the Company's $.001 par value Common Stock and Series A Preferred Stock owned beneficially, as of October 19, 2001, by any person who is known to the Company to be the beneficial owner of 5% or more of such Common Stock and Series A Preferred Stock and, in addition, by each Director of the Company and by all Directors and Officers of the Company as a group. Information as to beneficial ownership is based upon statements furnished to the Company by such persons.

                            Beneficial Ownership  Beneficial Ownership Beneficial Ownership
                            --------------------  --------------------  Based on 2,170,147
                            Voting Common(1)(2)   Voting Preferred(2)    Voting Shares(3)
                            -------------------   -------------------    ----------------
Name and Address            Shares      Percent   Shares     Percent    Shares    Percent
----------------            ------      -------   ------     -------    ------    -------
Geoffrey W. and             101,350 (4)  6.9%     225,000 (3) 32.1%     326,350    15.0%
 Debra Ramsey
2 Broadway
Hamden, CT 06518-2697

David J. Murphy              98,100 (5)  6.7%     225,000 (5) 32.1%     323,100    14.9%
2 Broadway
Hamden, CT 06518-2697

Anne L. Ramsey               25,327 (6)  1.7%           0       *        25,327     1.2%
2 Broadway
Hamden, CT 06518-2697

Thomas P. and Irene Eagan    31,250 (7)  2.1%     100,000 (6) 14.3%     131,250     6.0%
11 Woodhouse Avenue
Northford, CT 06472

Patrick J. Healy             18,850 (8)  1.3%           0       *        18,850       *
2 Broadway
Hamden, CT 06518-2697

John D'Antona                18,750 (9)  1.3%           0       *        18,750       *
2 Broadway
Hamden, CT 06518-2697

Gilbert Rossomando          111,061 (10) 7.6%           0       *       111,061     5.1%
2 Broadway
Hamden, CT 06518-2697

Mark Cerreta                111,061 (11) 7.6%           0       *       111,061     5.1%
2 Broadway
Hamden , CT 06518-2697

Robert Vaughan                    0       *       150,000     21.4%     150,000     6.9%
2315 Kachina St.
Mesa, AZ  85203

All Executive Officers
and Directors as a
group (8 persons)           515,749     35.1%     550,000     78.6%   1,065,749    49.1%

______________________
* Less than 1%

(1) Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the number and percentage owned by each other person listed.
(2) Calculated on the basis that a total of 1,470,147 shares of Common Stock are issued and outstanding and 700,000 shares of voting Series
     A Preferred are outstanding.
(3) There are 1,470,147 shares of voting Common Stock and 700,000 shares of voting Series A Preferred for a total of 2,170,147 shares eligible to vote any matter to come before a meeting.
(4) Mr. Ramsey is the beneficial owner of 21,350 shares of Common Stock, options to purchase 80,000 shares of Common Stock and 225,000 shares of Series A Preferred which has full voting rights and converts after a five (5) year period to 225,000 shares of Common Stock. Additional shares of Common Stock may be issued earlier if certain performance goals are achieved.
(5) Mr. Murphy is the beneficial owner of 18,100 shares of Common Stock, options to purchase 80,000 shares of Common Stock and 225,000 shares of Series A Preferred which has full voting rights and converts after a five (5) year period to 225,000 shares of Common Stock. Additional shares of Common Stock may be issued earlier if certain performance goals are achieved.
(6) Ms. Ramsey is the beneficial owner of 577 shares of Common Stock and 24,750 options to purchase shares of Common Stock.
(7) Mr. Eagan is the beneficial owner of 3,000 shares of Common Stock and options to purchase 28,250 shares of Common Stock and of 100,000 shares of Series A Preferred which has full voting rights and converts after a five (5) year period to 100,000 shares of Common Stock. Additional shares of Common Stock may be issued earlier if certain performance goals are achieved.
(8) Mr. Healy is the beneficial owner of 100 shares of Common Stock and 18,750 options to purchase Common Stock.
(9) Mr. D'Antona is the beneficial owner of options to purchase 18,750 shares of Common Stock.
(10) Mr. Rossomando is the beneficial owner of 99,061 shares of Common Stock and options to purchase 12,000 shares of Common Stock.
(11) Mr. Cerreta is the beneficial owner of 99,061 shares of Common Stock and options to purchase 12,000 shares of Common Stock.

     Additional shares of Common Stock may be issued earlier upon the conversion of the Series A Preferred Stock to Messrs. Ramsey, Murphy and Eagan if certain performance goals are achieved. To date, these performance goals have not been met.

     There is no arrangement or understanding known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The Company leases approximately 3,000 square feet of office space in Bridgeport, Connecticut for its wholly-owned subsidiary, Lindley Food Services, Inc. from Gilbert Rossomando, the President of Lindley and a Director, and Mark Cerreta, the Executive Vice President of Lindley and a principal shareholder. The rent on the lease is $3,000 per month. The Company believes this is a competitive lease rate for similar real estate in the Bridgeport area. All future transactions with management must be reviewed and approved by all of the Company's independent Directors.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  HOST AMERICA CORPORATION


October 19, 2001                  By: /s/ GEOFFREY W. RAMSEY
                                     ---------------------------------
                                  Geoffrey W. Ramsey
                                  President, Chief Executive Officer
                                  and Director


October 19, 2001                  By: /s/ DAVID J. MURPHY
                                     ---------------------------------
                                  David J. Murphy
                                  Executive Vice President, Chief
                                  Financial and Accounting Officer and
                                  Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


 /s/ ANNE L. RAMSEY        Secretary and Director      October 19, 2001
--------------------------
Anne L. Ramsey


/s/ THOMAS P. EAGAN, JR.   Director                    October 19, 2001
--------------------------
Thomas P. Eagan, Jr.


/s/ PATRICK J. HEALY       Director                    October 19, 2001
--------------------------
Patrick J. Healy


/s/ JOHN D'ANTONA          Director                    October 19, 2001
--------------------------
John D'Antona


/s/ GILBERT ROSSOMANDO     Director                    October 19, 2001
--------------------------
Gilbert Rossomando