Form 10QSB
period 2001-09-28
HOST AMERICA CORP
filed 2001-11-13
CIK 809012

FORM 10-QSB
                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 28, 2001   Commission File Number  33-11170-B

                        HOST AMERICA CORPORATION
         (Exact name of registrant as specified in its charter)

          COLORADO                                 06-1168423
---------------------------------------------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

2 Broadway                 Hamden, Connecticut                 06518-2697
---------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip code)


Registrant's telephone number, including area code     (203) 248-4100
---------------------------------------------------------------------------



---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                        Number of shares outstanding at
            Class                              September 28, 2001
Common Stock, $.001 par value                   1,470,147 shares

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                     SEPTEMBER 28, 2001 FORM 10-QSB
                                  INDEX


PART I - FINANCIAL INFORMATION                                       PAGE

Item 1.   Consolidated Condensed Financial Statements

          Consolidated Condensed Balance Sheets -
          September 28, 2001 (Unaudited) and June 29, 2001 (Audited)    3

          Consolidated Condensed Statements of Operations and
          Comprehensive Loss for the three months ended
          September 28, 2001 (Unaudited) and
          September 29, 2000 (Unaudited)                                4

          Consolidated Condensed Statements of Cash Flows -
          for the three months ended September 28, 2001
          (Unaudited) and September 29, 2000 (Unaudited)                5

          Notes to Consolidated Condensed Financial Statements          6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                    11

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                            16

Item 2.   Changes in Securities                                        16

Item 3.   Defaults Upon Senior Securities                              16

Item 4.   Submission of Matters to a Vote of Security Holders          16

Item 5.   Other Information                                            16

Item 6.   Exhibits and Reports on Form 8-K                             16

          Signatures                                                   17

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS

                                 ASSETS

                                                  September 28, 2001     June 29, 2001
                                                     (Unaudited)           (Audited)
                                                  ------------------   ------------------
CURRENT ASSETS
  Cash and cash equivalents                          $    411,778         $    360,077
  Accounts receivable, net of allowance for
   doubtful accounts of $15,000 as of September 28,
   2001 and June 29, 2001, respectively                 2,886,053            2,684,758
  Inventory                                               575,467              567,242
  Prepaid expenses and other                              315,420              257,562
                                                     ------------         ------------
        Total current assets                            4,188,718            3,869,639

PROPERTY AND EQUIPMENT, net                             1,018,946              960,580

OTHER ASSETS
  Other                                                    72,922               59,543
  Goodwill, net                                         4,372,156            4,093,391
                                                     ------------         ------------
                                                        4,445,078            4,152,934
                                                     ------------         ------------
                                                     $  9,652,742         $  8,983,153
                                                     ============         ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Demand notes payable                               $  1,117,889         $    892,889
  Current portion of long-term debt                       519,865              504,461
  Accounts payable                                      1,931,742            1,597,941
  Accrued expenses                                        478,456              479,306
                                                     ------------         ------------
        Total current liabilities                       4,047,952            3,474,597

LONG-TERM DEBT, less current portion included above     1,846,920            1,891,891

INTEREST RATE SWAP                                        152,614              111,568

COMMITMENTS                                                     -                    -

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 2,000,000 shares
   authorized                                                 700                  700
  Common stock, $.001 par value, 80,000,000 shares
   authorized                                               1,470                1,413
  Additional paid-in capital                            8,910,295            8,770,088
  Deficit                                              (5,154,595)          (5,155,536)
  Accumulated other comprehensive loss                   (152,614)            (111,568)
                                                     ------------         ------------
        Total stockholders' equity                      3,605,256            3,505,097
                                                     ------------         ------------
                                                     $  9,652,742         $  8,983,153
                                                     ============         ============

    The accompanying notes are an integral part of these consolidated condensed financial statements.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          AND COMPREHENSIVE LOSS


                                                        For the three months ended
                                                  ---------------------------------------
                                                  September 28, 2001   September 29, 2000
                                                     (Unaudited)          (Unaudited)
                                                  ------------------   ------------------
NET REVENUES                                         $  6,042,812         $  4,860,233


COST OF GOODS SOLD                                      4,686,035            3,745,572
                                                     ------------         ------------

        Gross profit                                    1,356,777            1,114,661

GENERAL AND ADMINISTRATIVE EXPENSES                     1,278,986            1,107,174
                                                     ------------         ------------

        Income from operations                             77,791                7,487
                                                     ------------         ------------

OTHER INCOME (EXPENSE)
  Other income, net                                         5,272               22,878
  Interest expense                                        (75,123)             (27,040)
                                                     ------------         ------------
                                                          (69,851)              (4,162)
                                                     ------------         ------------

        Income before provision for income taxes            7,940                3,325

PROVISION FOR INCOME TAXES                                  7,000                    -
                                                     ------------         ------------

        Net income                                   $        940         $      3,325

OTHER COMPREHENSIVE LOSS, before tax
  Interest rate swap adjustments:
        Unrealized loss on agreement                      (47,750)                   -
        Reclassification adjustment for losses
         included in net loss                               6,704                    -
                                                     ------------         ------------

  Other comprehensive loss, before tax                    (41,046)                   -

  Provision for (benefit from) income tax related
    to other comprehensive loss                                 -                    -
                                                     ------------         ------------

  Other comprehensive loss, net of tax                    (41,046)                   -
                                                     ------------         ------------

  Comprehensive loss                                 $    (40,106)        $      3,325
                                                     ============         ============

Net income per common share                          $    NIL             $    NIL
                                                     ============         ============

WEIGHTED AVERAGE SHARES OUTSTANDING                     1,429,215            1,270,256
                                                     ============         ============



    The accompanying notes are an integral part of these consolidated condensed financial statements.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



                                                        For the three months ended
                                                  ---------------------------------------
                                                  September 28, 2001   September 29, 2000
                                                     (Unaudited)          (Unaudited)
                                                  ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $        940         $      3,325
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                         90,118              119,213
  Changes in operating assets and liabilities              50,208              111,406
                                                     ------------         ------------
     Net cash provided by operating activities            141,266              233,944
                                                     ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                     (60,124)             (47,668)
  Cash paid for businesses acquired                      (159,635)          (4,590,608)
                                                     ------------         ------------
     Net cash used in investing activities               (219,759)          (4,638,276)
                                                     ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from demand notes payable, net                 225,000              547,889
  Proceeds from issuance of common stock                      264                    -
  Proceeds from long-term debt                                  -            2,500,000
  Deferred financing and stock issuance costs                   -              (12,500)
  Principal payments on long-term debt                    (95,070)            (161,003)
                                                     ------------         ------------
     Net cash provided by financing activities            130,194            2,874,386
                                                     ------------         ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       51,701           (1,529,946)

CASH AND CASH EQUIVALENTS, beginning of period            360,077            1,720,407
                                                     ------------         ------------

CASH AND CASH EQUIVALENTS, end of period             $    411,778         $    190,461
                                                     ============         ============


Cash paid for business acquired is comprised of:
  Fair value of assets acquired                      $    299,635         $  6,560,285
  Liabilities assumed                                           -              969,677
                                                     ------------         ------------
  Purchase price                                          299,635            5,590,608
  Common stock issued for acquired business              (140,000)          (1,000,000)
                                                     ------------         ------------
  Cash paid for business acquired                    $    159,635         $  4,590,608
                                                     ============         ============

Non-cash Investing and Financing Activities:
  Equipment acquired through assumption of
     notes payable and capital leases                $     65,504         $          -



    The accompanying notes are an integral part of these consolidated condensed financial statements.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (UNAUDITED)

NOTE A -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BASIS OF PRESENTATION

          The consolidated condensed financial statements for the three months ended September 28, 2001 and September 29, 2000 have been prepared by Host America Corporation and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated condensed financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) and disclosures necessary to present fairly the balance sheets, statements of operations and comprehensive loss and statements of cash flows for the periods presented in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These consolidated condensed financial statements should be read in conjunction with the audited financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-KSB for the year ended June 29, 2001.

          PRINCIPLES OF CONSOLIDATION

          The consolidated condensed financial statements presented as of September 28, 2001 and the three months then ended, include the accounts of Host America Corporation ("Host") and its wholly-owned subsidiaries Lindley Food Service Corporation ("Lindley") and Host Merger Corporation ("HMC") (combined "the Company"). All significant intercompany transactions and balances have been eliminated.

          INVENTORY

          Inventory consists primarily of food supplies and is stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

          EARNINGS PER SHARE

          Earnings per share for the three months ended September 28, 2001 has been computed based on the weighted average shares outstanding during the periods. Diluted earnings per share was not presented for the three months ended September 28, 2001 and September 29, 2000 as the potentially dilutive warrants, convertible preferred stock and stock purchase options were anti-dilutive.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)


NOTE A -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          RECENT ACCOUNTING STANDARDS

          ACCOUNTING FOR BUSINESS COMBINATIONS

          Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets were issued in July, 2001. These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with indefinite useful lives. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally will be effective for fiscal years beginning after December 15, 2001 unless the Company elects for early adoption in which case the standard will be effective in the first quarter of fiscal 2002 and for purchase business combinations consummated after June 30, 2001.

          The Company has elected to adopt SFAS No. 142 effective June 29, 2001, which has reduced amortization expense and increased net income by approximately $72,000 for the three months ended September 28, 2001 (See Note C).

NOTE B -  ACQUISITIONS

          On July 31, 2000, the Company purchased all of the issued and outstanding shares of Lindley Food Service Corporation (Lindley), plus acquisition costs, resulting in a total purchase price of approximately $5,913,000. The acquisition was partially financed by a $2,500,000 five-year term loan (See Note D). Lindley is engaged in providing full-service contract feeding programs primarily to schools, senior citizens, day care centers, charitable organizations and other government funded agencies. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $4,351,000 and has been recorded as goodwill.

          On August 30, 2001, the Company acquired all of the assets of Contra-Pak, Inc. ("Contra-Pak"), a food service company based in Dallas, Texas which specializes in shelf stable meals for programs such as "meals-on-wheels" and disaster relief programs. Contra-Pak's assets were acquired for $159,635 in cash and 56,911 shares of Host's "restricted" common stock. The Company has entered into a three-year employment agreement with Contra-Pak's President. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased based upon their fair values at the date of acquisition. The excess of the purchase price over the fair value of the assets acquired was approximately $279,000 and has been recorded as goodwill.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)

NOTE B -  ACQUISITIONS (Continued)

          The following information reflects the pro forma results of operations of the Company for the three months ended September 28, 2001 and September 29, 2000 assuming the Lindley and Contra-Pak acquisitions had occurred at the beginning of the respective periods:

                                                     2001           2000
                                                  ----------     ----------

               Net revenues                       $6,221,790     $5,929,676
               Income from continuing operations      66,554         61,400
               Net income (loss)                     (10,297)        75,791
               Income (loss) per share                 NIL              .05

NOTE C -  GOODWILL

          The changes in the carrying amount of goodwill for the three months ended September 28, 2001, are as follows:


                    Balance as of June 29, 2001             $4,093,391
                    Goodwill acquired during the year          278,765
                    Impairment loss                                  -
                                                            ----------
                    Balance as of September 28, 2001        $4,372,156
                                                            ==========

          The Company's acquisitions were tested for impairment upon adoption of SFAS No. 142, utilizing methodologies employed by management in determining the purchase prices of these entities at acquisition. Based on the results of those calculations, management has determined that there has not been any impairment of goodwill.

          Proforma comparative results for the three months ended
          September 29, 2000 follows:

                                                     2001           2000
                                                   (Actual)      (Pro Forma)
                                                  ----------     -----------

                 Reported net income              $       940    $      3,325
                 Add back: Goodwill amortization            -          45,787
                                                  -----------    ------------
                 Adjusted net income              $       940    $     49,112
                                                  ===========    ============

               Basic Earnings per share:

                 Reported net loss                        NIL             NIL
                 Goodwill amortization                      -             .04
                                                  -----------    ------------
                 Adjusted net income                      NIL    $        .04
                                                  ===========    ============

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)

NOTE D -  DEMAND NOTES PAYABLE AND LONG TERM DEBT

          In connection with the July 31, 2000 acquisition of Lindley, the Company obtained a $2,500,000 term loan and a demand note payable of up to $1,200,000. The term loan requires monthly principal installments ranging from $30,000 to $47,500 plus interest at LIBOR plus 2.5% (6.08% at September 28, 2001) and matures on August 1, 2005. Total principal outstanding under the term loan at September 28, 2001 was $2,140,000.

          The demand note payable provides for borrowings, based on a collateral formula, up to a maximum of $1,200,000, which note must be reduced each fiscal year to $330,000 for a thirty day period. Webster Bank waived non-compliance with this provision and others by the Company for the fiscal year ending June 2001. Interest is payable monthly on amounts outstanding at a variable rate, which at all times is equal to the bank's prime rate (6% at September 28, 2001). Total borrowings outstanding at September 28, 2001 totaled $967,889.

          The term note and demand note payable are collateralized by substantially all of the assets of the Company. In addition, they are subject to certain financial covenants, noncompliance with which would be considered an event of default and provide the bank with the right to demand repayment prior to the maturity date. The Company was not in compliance with certain of these covenants; however, the bank has waived the right to exercise its remedies in default for these specific instances of noncompliance.

          On July 11, 2001, Host received a $150,000 loan from SelectForce, Inc. ("Select") pursuant to the terms of a promissory demand note executed by the parties. The promissory note bears interest at the rate of 9.25% per annum and the principal and accrued interest is payable in full by Host on December 28, 2001. If the note is not paid in full by December 28, 2001, Select may (i) convert the balance due into Host "restricted" common stock at a price that is 50% of the average NASDAQ closing price for the period of December 24, 2001 through December 28, 2001; or (ii) extend the due date until June 28, 2002.

NOTE E -  INTEREST RATE SWAP

          The Company entered into an interest rate swap agreement on July 31, 2000 effectively replacing variable interest payments (LIBOR + 2.5%) with fixed interest payments (9.77%) in order to hedge against the changes in the amount of future cash flows associated with payments on variable rate debt. As of September 28, 2001, the Company was paying a fixed rate of 7.27% and receiving 3.58% on a notional amount of $2,140,000. The differential paid on the interest rate swap agreement is recognized currently as an adjustment to interest expense and totaled $6,704 for the three months ended September 28, 2001. The interest rate swap, totaling $152,614 at September 28, 2001, is reflected at fair value in the Company's consolidated condensed balance sheet and the related loss on this contract is deferred in shareholders' equity (as a component of accumulated other comprehensive loss). This deferred loss is then amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. The effect of this accounting on the Company's operating results is that the interest expense on the portion of variable-rate debt being hedged is generally recorded based on a fixed interest rate (9.77%).

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)

NOTE F -  STOCK ISSUANCE

          During the three month period ended September 28, 2001, the Board of Directors authorized the issuance of 292 shares of the Company's common stock to employees for the achievement of certain incentive goals. Total compensation expense recognized in connection with the issuance of these shares totaled $876. On August 30, 2001, the Company issued 56,911 shares of common stock valued at $140,000 in connection with the acquisition of Contra-Pak.

NOTE G-   SUBSEQUENT EVENT

          On October 26, 2001, the Company entered into a Merger Agreement (the"Agreement") with Host Merger Corporation ("HMC") and SelectForce, Inc. ("Select"). Pursuant to the Agreement and subject to shareholder approval, Select will merge with HMC, a wholly-owned subsidiary of Host organized for the purposes of the merger. HMC, as the surviving corporation, will remain a wholly-owned subsidiary of Host and will change its name to Select. Select shareholders will receive, in the aggregate, 700,000 shares of Host's "restricted" common stock in exchange for all of the outstanding shares of Select common stock. Select is a regional employment screening company with operations in Oklahoma, Texas, Missouri, Kansas and Arkansas. Host anticipates seeking shareholder approval for this transaction at its 2001 annual meeting of shareholders.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This Form 10-QSB for the quarter ended September 28, 2001 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operations, market conditions in the food service industry, our ability to make and integrate acquisitions and the impact of government regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

          The Company's ability to retain and renew customer contracts,

          The Company's need to finance clients' equipment and initial start-up costs,

          The Company's dependence on building owners' ability to retain clients,

          The fluctuation in food costs,

          Severe labor shortages,

          The Company's dependence on key personnel, and

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

OVERVIEW

Host America Corporation ("Host") is a regional contract food service management company specializing in providing full corporate dining, special event catering, vending and office coffee service, and management of corporate dining rooms and cafeterias, in office complexes and manufacturing plants. The diversity of services allows the Company's clients to offer their employees full breakfast and lunch availability, multi-level catering and a variety of complimentary food service options. The Company currently has operations in Connecticut, Massachusetts, New Hampshire, New York, New Jersey, Rhode Island and Texas.

On July 31, 2000, the Company purchased all of the issued and outstanding shares of Lindley Food Service Corporation ("Lindley"). Lindley specializes in providing full-service contract feeding programs for schools, senior citizens, day care centers, charitable organizations and other government funded agencies; as well as the private sector.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Lindley continues its established presence throughout Connecticut and remains one of the largest senior food service, summer food service, and unitized breakfast providers in the state. The addition of this subsidiary to Host not only helps to diversify the services we provide, but also strengthens the management team and allows us to develop markets that were previously unavailable to Host and Lindley as separate companies.
Lindley's management, consisting of Gilbert Rossomando and Mark Cerreta, is responsible for Lindley's past success and will play a major role in Lindley's future expansion plans. Mr. Gilbert Rossomando joined Host's Board of Directors in July 2000.

On August 30, 2001, the Company acquired all of the assets of Contra-Pak, Inc., a food service company based in Dallas, Texas which specializes in shelf stable meals for programs such as "meals-on-wheels" and disaster relief programs. Contra-Pak's assets were acquired for $159,635 in cash and 56,911 shares of Host's "restricted" common stock. The Company has entered into a three-year employment agreement with Contra-Pak's founder and President, Mr. James Hairston.

The Company's acquisition team continues to actively pursue opportunities for growth. On March 16, 2001, the Company entered into a Letter of Intent ("LOI") with SelectForce, Inc. ("Select"), and the Shareholders of Select (the "Sellers"). The LOI provides for the acquisition by the Company of all of the outstanding shares of Select in consideration for the issuance to the Sellers of up to 700,000 shares of the Company's common stock. The common stock will be restricted from sale until one (1) year after the closing date of the acquisition and may only be sold or transferred in accordance with the provisions of Rule 144 of the Securities Exchange Act of 1933. Select is located in Oklahoma City, Oklahoma and provides employee pre-screening services for employers. The Company believes these services will be compatible with its current business model. On October 26, 2001, the parties entered into a merger agreement with respect to this transaction and expect to solicit shareholder approval at Host's 2001 annual meeting of shareholders.

During the current fiscal quarter, the Company commenced operations with Stamford, CT based Harbor Park Associates, a real estate developer of multi-tenant office complexes. The Company will provide corporate dining, special event catering, vending and office coffee services. After the end of the quarter, the Company signed contract agreements and began operations with New England Business Services at their facilities in Townsend, Massachusetts and Peterborough, New Hampshire, Merritt Crossing in Milford, CT and Armstrong Park Associates in New Haven, CT.

In September, the Company's Lindley Food Service subsidiary began providing meals for St. Mark's and St. James Catholic schools. Lindley recently signed a contract with the New Haven school system to provide fruit cups for the students. Lindley intends to market this service to other cities as well and it recently installed a new cupping machine, which will streamline the process. Lindley was previously awarded the Boston Public Schools emergency replacement program for breakfast and sandwich items and has been given several orders for this service since the beginning of the school year.

The Company believes in its plan to grow the business and increase profitability through future strategic acquisitions and the creation of economies of scale through increased volume and internal sales growth. The Company is continually involved in the bidding process for potential new business. It currently has proposals submitted to numerous prospective customers and the Company believes it will be successful in securing at least some of these accounts during the balance of its current fiscal year.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 28, 2001 ("2001 PERIOD") VS. THREE MONTHS ENDED SEPTEMBER 29, 2000 ("2000 PERIOD")

Net revenues for the three months ended September 28, 2001 were $6,042,812 as compared to $4,860,233 for the three months ended September 29, 2000. Accordingly, revenues increased $1,182,579 or approximately 24%. Most of the increase was attributable to the acquisition of Lindley, which generated revenues of $2,415,677 for the quarter as compared to $1,314,410 for the two months ended September 29, 2000 or an increase of $1,101,267. The balance of the revenue increase was generated by Contra-Pak, which had $73,285 in sales for the month of September 2001 and Host, which produced a nominal increase in revenues of $8,027 for the 2001 period. Host's revenues were partly impacted by the tragic events of September 11th, which caused the cancellation of several scheduled catering events and reduced corporate dining for several days. Recently, however, Host has received several new business opportunities at locations adjacent to New York due to the migration of some companies out of the city. The Company expects to increase its revenues for the balance of fiscal 2002 and beyond through the addition of more corporate dining accounts, the Contra-Pak acquisition, and aggressive marketing of its elderly feeding programs.

Gross profit rose $242,116, a 22% increase, for the 2001 period when compared to the 2000 period. Gross profit as a percentage of sales was consistent at 23% for both the 2001 and 2000 periods.

Host generated income from operations of $77,791 for the 2001 period as compared to $7,487 for the 2000 period, and had net income of $940 as compared to a net income of $3,325 for the 2000 period. The significant improvement in income from operations for the 2001 period was a direct result of the impact of Lindley, which operated for a full quarter in the 2001 period versus only two months in the 2000 period and the elimination of amortization expense of $46,000 (See Note C) incurred in the 2000 period.

Interest expense increased $48,083 for the three months ended September 28, 2001 when compared to the same period in 2000. Additional borrowings accounted for $41,379 of the increase and the increment due to the interest rate swap agreement aggregated $6,704.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES

The Company has principally financed its operations through its public offering, operating revenues and loans. The Company's liquidity as evidenced by its current ratio has declined. The current ratio at September 28, 2001 and June 29, 2001 was 1.03:1 and 1.11:1, respectively. This decline is due mainly to the payment of expenses from working capital incurred in the acquisition of Contra-Pak.

Net cash flows for the three month period ended September 28, 2001 resulted in an increase in cash and cash equivalents of $51,701. Operating activities resulted in a cash inflow of $141,266. The acquisition of Contra-Pak accounted for the majority of the $219,759 use of cash for investing activities and the Company's financing activities resulted in a cash inflow of $130,194 due primarily to proceeds from financing sources, net of repayments for long term debt. Cash flows from operations are believed to be sufficient to meet operating and other requirements for the remainder of this fiscal year. Long term liquidity will be financed by future operating revenues.

In connection with the July 31, 2000 acquisition of Lindley, the Company obtained a $2,500,000 term loan and a demand note payable of up to $1,200,000. The term loan requires monthly principal installments ranging from $30,000 to $47,500 plus interest at LIBOR plus 2.5% (6.08% at September 28, 2001) and matures on August 1, 2005. The Company is current in its payments on this obligation. Total principal outstanding under the term loan at September 28, 2001 was $2,140,000.

The demand note payable provides for borrowings, based on a collateral formula, up to a maximum of $1,200,000, which note must be reduced each fiscal year to $330,000 for a thirty day period. Webster Bank waived non-compliance with this provision and others by the Company for the fiscal year ending June 2001. Interest is payable monthly on amounts outstanding at a variable rate, which at all times is equal to the bank's prime rate (6% at September 28, 2001). The Company is current in its payments on this note. Total borrowings outstanding at September 28, 2001 totaled $967,889.

The term note and demand note payable are collateralized by substantially all of the assets of the Company. In addition, they are subject to certain financial covenants, noncompliance with which would be considered an event of default and provide the bank with the right to demand repayment prior to the maturity date. The Company was not in compliance with certain of these covenants; however, the bank has waived the right to exercise its remedies in default for these specific instances of noncompliance.

On July 11, 2001, Host received a $150,000 term loan from Select pursuant to a promissory note of that date. The promissory note bears interest at the rate of 9.25% per annum and the principal and accrued interest is payable in full by Host on December 28, 2001. If the note is not paid in full by December 28, 2001, SelectForce may (i) convert the balance due into Host's "restricted" common stock at a price that is 50% of the average NASDAQ closing price for the period of December 24, 2001 through December 28, 2001; or (ii) extend the due date until June 28, 2002. It is currently anticipated that Host will attempt to extend the note pursuant to its terms.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company entered into an interest rate swap agreement on July 31, 2000 effectively replacing variable interest payments (LIBOR + 2.5%) with fixed interest payments (9.77%) in order to hedge against the changes in the amount of future cash flows associated with payments on variable rate debt. As of September 28, 2001, the Company was paying a fixed rate of 7.27% and receiving 3.58% on a notional amount of $2,140,000. The differential paid on the interest rate swap agreement is recognized currently as an adjustment to interest expense and totaled $6,704 for the three months ended September 28, 2001. The interest rate swap, totaling $152,614 at December 28, 2001, is reflected at fair value in the Company's consolidated condensed balance sheet and the related loss on this contract is deferred in shareholders' equity (as a component of accumulated other comprehensive loss). This deferred loss is then amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. The effect of this accounting on the Company's operating results is that the interest expense on the portion of variable-rate debt being hedged is generally recorded based on a fixed interest rate (9.77%).

The Company does not anticipate making any substantial capital expenditures during the balance of the fiscal year that are not typically reimbursed by its customers. Initial capital expenditures primarily incurred when a new food service agreement is in its initial start up phase will be financed by cash-flows from operations. In October, 2001, Lindley purchased a rotary filling and sealing cupping machine for $38,436 to service newly acquired contracts in New Haven, Connecticut. This equipment will be financed by a capital lease, which will be paid for out of operating cash flows during the next twelve months.

On October 31, 2001, the Company terminated its contract with the town of Hamden to provide food service operations at the Laurel View Country Club. It is not anticipated that the loss of this customer will have a material effect on the Company's revenues.

                       PART II - OTHER INFORMATION



Item 1 - Legal Proceedings                   NONE

Item 2 - Change in Securities                NONE

Item 3 - Defaults Upon Senior Securities     NONE

Item 4 - Submission of Matters to a Vote of
         Security Holders                    NONE


Item 5 - Other Information                   NONE

Item 6 - Exhibits and Reports on Form 8-K    (a) Exhibits:

                                             10.35 Agreement for Food
                                                   Services with Harbor
                                                   Park Associates dated
                                                   August 10, 2001

                                             (b) Disclosure of the asset
                                             purchase of Contra-Pak, Inc.
                                             was filed under Item 5 of
                                             Form 8-K on September 13,
                                             2001.

                               SIGNATURES
                               ----------








Pursuant to the requirements of The Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                              HOST AMERICA CORPORATION



Date:  November 13, 2001           By:/s/  GEOFFREY W. RAMSEY
                                   -------------------------------
                                   Geoffrey W. Ramsey, President
                                   and Chief Executive Officer




Date:  November 13, 2001           By:/s/  DAVID J. MURPHY
                                   -------------------------------
                                   David J. Murphy, Chief Financial Officer