Form 10QSB
period 2001-12-28
HOST AMERICA CORP
filed 2002-02-19
CIK 809012

FORM 10-QSB
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 28, 2001     Commission File Number 33-11170-B

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


Indicate by check whether the registrant
(1) has filed all reports required to be
filed by Section 13 or 15 (d) of the
Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter         Yes:  X
period that the registrant was required to           -----
file such report(s), and (2) has been             No:
subject to such filing requirements for              -----
the past 90 days.


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                        Number of shares outstanding at
            Class                              December 28, 2001
Common Stock, $.001 par value                   1,473,537 shares

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                      DECEMBER 28, 2001 FORM 10-QSB
                                  INDEX

PART I - FINANCIAL INFORMATION                                       PAGE

Item 1.   Consolidated Financial Statements

          Consolidated Condensed Balance Sheets -
          December 28, 2001 (Unaudited) and June 29, 2001
          (Audited)                                                     3

          Consolidated Condensed Statements of Income and
          Comprehensive Income - for the three months ended
          December 28, 2001 (Unaudited) and December 29, 2000
          (Unaudited)                                                   4

          Consolidated Condensed Statements of Income and
          Comprehensive Income (Loss) - for the six months ended
          December 28, 2001 (Unaudited) and December 29, 2000
          (Unaudited)                                                   5

          Consolidated Condensed Statements of Cash Flows - for the
          six months ended December 28, 2001 (Unaudited) and
          December 29, 2000 (Unaudited)                                 6

          Notes to Consolidated Condensed Financial Statements
          (Unaudited)                                                   7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                    15

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                            22

Item 2.   Changes in Securities                                        22

Item 3.   Defaults Upon Senior Securities                              22

Item 4.   Submission of Matters to a Vote of Security Holders          22

Item 5.   Other Information                                            22

Item 6.   Exhibits and Reports on Form 8-K/A                           22

          Signatures                                                   23

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS



                                 ASSETS

                                                   December 28, 2001     June 29, 2001
                                                      (Unaudited)          (Audited)
                                                  ------------------   ------------------
CURRENT ASSETS
  Cash and cash equivalents                          $    195,707         $    360,077
  Accounts receivable, net of allowance for
   doubtful accounts of $15,000 as of December 28,
   2001 and June 29, 2001, respectively                 3,099,863            2,684,758
  Inventory                                               590,196              567,242
  Prepaid expenses and other                              251,961              257,562
                                                     ------------         ------------
        Total current assets                            4,137,727            3,869,639

PROPERTY AND EQUIPMENT, net                               997,820              960,580

OTHER ASSETS
  Other                                                    54,042               59,543
  Customer list, net                                      662,464                -
  Goodwill, net                                         3,685,156            4,093,391
                                                     ------------         ------------
                                                        4,401,662            4,152,934
                                                     ------------         ------------
                                                     $  9,537,209         $  8,983,153
                                                     ============         ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Demand notes payable                               $  1,592,889         $  1,292,889
  Current portion of long-term debt                       446,666              488,211
  Accounts payable                                      1,916,352            1,597,941
  Accrued expenses                                        463,197              501,620
                                                     ------------         ------------
        Total current liabilities                       4,419,104            3,880,661

LONG-TERM DEBT, less current portion included above     1,369,934            1,508,141

INTEREST RATE SWAP                                        100,903               89,254

COMMITMENTS                                                 -                    -

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 2,000,000 shares
   authorized                                                 700                  700
  Common stock, $.001 par value, 80,000,000 shares
   authorized                                               1,473                1,413
  Additional paid-in capital                            8,920,461            8,770,088
  Deficit                                              (5,149,237)          (5,155,536)
  Accumulated other comprehensive loss                   (126,129)            (111,568)
                                                     ------------         ------------
        Total stockholders' equity                      3,647,268            3,505,097
                                                     ------------         ------------
                                                     $  9,537,209         $  8,983,153
                                                     ============         ============

The accompanying notes are an integral part of these consolidated financial statements.

                                   -3-

                HOST AMERICA CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                        AND COMPREHENSIVE INCOME

                                                        For the three months ended
                                                  ---------------------------------------
                                                   December 28, 2001    December 29, 2000
                                                     (Unaudited)          (Unaudited)
                                                  ------------------   ------------------
NET REVENUES                                         $  6,235,768         $  5,523,804

COST OF GOODS SOLD                                      4,796,681            4,447,161
                                                     ------------         ------------

     Gross profit                                       1,439,087            1,076,643

GENERAL AND ADMINISTRATIVE EXPENSES                     1,339,334              934,171
                                                     ------------         ------------

     Income from operations                                99,753              142,472
                                                     ------------         ------------

OTHER INCOME (EXPENSE)
  Other income (expense)                                      (93)               3,190
  Interest expense                                        (73,033)             (82,851)
                                                     ------------         ------------
                                                          (73,126)             (79,661)
                                                     ------------         ------------

     Income before provision for income taxes              26,627               62,811

PROVISION FOR INCOME TAXES                                  9,000                    -
                                                     ------------         ------------

     Net income                                            17,627               62,811

OTHER COMPREHENSIVE INCOME, before tax

  Interest rate swap adjustments:
     Unrealized loss on agreement                         (11,659)                   -
     Reclassification adjustment for losses
       included in net income                              38,144                    -
                                                     ------------         ------------

     Other comprehensive income, before tax                26,485                    -

     Provision for (benefit from) income tax
       related to other comprehensive income                    -                    -
                                                     ------------         ------------

     Other comprehensive income, net of tax                26,485                    -
                                                     ------------         ------------

     Comprehensive income                            $     44,112         $     62,811
                                                     ============         ============

Net income per common share - basic                  $       0.01         $       0.05
                                                     ============         ============

Net income per common share - diluted                $        N/A         $       0.05
                                                     ============         ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                   -4-

                HOST AMERICA CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND
                       COMPREHENSIVE INCOME (LOSS)


                                                         For the six months ended
                                                  ---------------------------------------
                                                   December 28, 2001    December 29, 2000
                                                     (Unaudited)          (Unaudited)
                                                  ------------------   ------------------
NET REVENUES                                         $ 12,278,580         $ 10,384,037

COST OF GOODS SOLD                                      9,482,716            8,192,733
                                                     ------------         ------------

     Gross profit                                       2,795,864            2,191,304

GENERAL AND ADMINISTRATIVE EXPENSES                     2,630,588            2,041,345
                                                     ------------         ------------

     Income from operations                               165,276              149,959
                                                     ------------         ------------

OTHER INCOME (EXPENSE)
  Other income                                              5,179               26,068
  Interest expense                                       (148,156)            (109,891)
                                                     ------------         ------------
                                                         (142,977)             (83,823)
                                                     ------------         ------------

     Income before provision for income taxes              22,299               66,136

PROVISION FOR INCOME TAXES                                 16,000                    -
                                                     ------------         ------------

     Net income                                             6,299               66,136

OTHER COMPREHENSIVE LOSS, before tax
  Interest rate swap adjustments:
     Unrealized loss on agreement                         (59,409)                   -
     Reclassification adjustment for losses
       included in net loss                                44,848                    -
                                                     ------------         ------------

  Other comprehensive loss, before tax                    (14,561)                   -

  Provision for (benefit from) income tax related
    to other comprehensive loss                                 -                    -
                                                     ------------         ------------

  Other comprehensive loss, net of tax                    (14,561)                   -
                                                     ------------         ------------

  Comprehensive income (loss)                        $   (  8,262)        $     66,136
                                                     ============         ============

Net income per common share - basic                  $        NIL         $       0.05
                                                     ============         ============

Net income per common share - diluted                $        NIL         $       0.05
                                                     ============         ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                   -5-

                HOST AMERICA CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                         For the six months ended
                                                  ---------------------------------------
                                                   December 28, 2001    December 29, 2000
                                                     (Unaudited)          (Unaudited)
                                                  ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $      6,299         $     66,136
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                       209,687              276,358
      Loss on sale of equipment                             1,840                    -
  Changes in operating assets and liabilities            (153,854)              (3,801)
                                                     ------------         ------------
      Net cash provided by operating activities            63,972              338,693
                                                     ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of equipment                           1,000                    -
  Purchases of property and equipment                     (96,309)             (31,842)
  Cash paid for businesses acquired                      (159,635)          (4,777,275)
                                                     ------------         ------------
      Net cash used in investing activities              (254,944)          (4,809,117)
                                                     ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from demand notes payable, net                 300,000              737,889
  Proceeds from issuance of common stock and
    warrants, net                                          10,433               12,210
  Proceeds from long-term debt                                  -            2,500,000
  Deferred financing and stock issuance costs                   -              (52,619)
  Principal payments on long-term debt                   (283,831)            (331,029)
                                                     ------------         ------------

      Net cash provided by financing activities            26,602            2,866,451
                                                     ------------         ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (164,370)          (1,603,973)

CASH AND CASH EQUIVALENTS, beginning of period            360,077            1,720,407
                                                     ------------         ------------

CASH AND CASH EQUIVALENTS, end of period             $    195,707         $    116,434
                                                     ============         ============

Cash paid for business acquired is comprised of:
  Fair value of assets acquired                      $    299,635         $  6,712,253
  Liabilities assumed                                           -              934,978
                                                     ------------         ------------
  Purchase price                                          299,635            5,777,275

  Common stock issued for acquired business              (140,000)          (1,000,000)
                                                     ------------         ------------
  Cash paid for business acquired                    $    159,635         $  4,777,275
                                                     ============         ============


Non-cash Investing and Financing Activities:
  Equipment acquired through assumption of
    notes payable and capital leases                 $    104,080         $     25,620

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                   -6-

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (UNAUDITED)

NOTE A -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BASIS OF PRESENTATION

          The consolidated condensed financial statements for the three and six months ended December 28, 2001 and December 29, 2000 have been prepared by Host America Corporation and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated condensed financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) and disclosures necessary to present fairly the balance sheets, statements of income (loss) and statements of cash flows for the periods presented in accordance with U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These consolidated condensed financial statements should be read in conjunction with the audited financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-KSB for the year ended June 29, 2001.

          PRINCIPLES OF CONSOLIDATION

          The consolidated condensed financial statements presented as of December 28, 2001 and for the three and six months then ended, include the accounts of Host America Corporation (Host) and its wholly-owned subsidiaries Lindley Food Service Corporation ("Lindley") and Host Merger Corporation ("HMC") (combined "the Company"). All significant intercompany transactions and balances have been eliminated.

          INVENTORY

          Inventory consists primarily of food supplies and is stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

          EARNINGS PER SHARE

          Earnings per share for the three and six months ended December 28, 2001 has been computed based on the weighted average shares outstanding during the periods. Diluted earnings per share was not presented for the three and six months ended December 28, 2001 as the potentially dilutive warrants, convertible preferred stock and stock purchase options were anti-dilutive. Convertible preferred shares subject to future dilution totaled 700,000 and shares under stock purchase options totaled 309,500 at December 28, 2001 and December 29, 2000, respectively. The weighted average shares used in the calculations are as follows:

                                      Three months ended          Six months ended
                                    ----------------------     ----------------------
                                       2001        2000           2001        2000
                                       ----        ----           ----        ----
           Weighted average shares
            outstanding (basic)      1,472,468   1,337,617      1,450,842   1,302,994
           Assumed conversion of
             stock options                   -      55,839              -      55,839
                                     ---------   ---------      ---------   ---------
           Weighted average shares
            outstanding (dilutive)   1,472,468   1,393,456      1,450,842   1,358,833
                                     =========   =========      =========   =========

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)

NOTE A -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          SEGMENT INFORMATION

          Statement of Financial Accounting Standards (SFAS) No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, was issued effective for fiscal years ending after December 15, 1998. The Company's primary operating segments are the management of corporate dining (Host), and the preparation of unitized meals (Lindley).

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

          The Company has elected to adopt SFAS No.'s 141 and 142 effective June 29, 2001, which has reduced amortization expense and increased net income by approximately $61,000 and $120,000 for the three and six months ended December 28, 2001, respectively (See Note C and D).

NOTE B -  ACQUISITIONS

          On July 31, 2000, the Company purchased all of the issued and outstanding shares of Lindley Food Service Corporation (Lindley), plus acquisition costs and subsequent purchase price adjustment, resulting in a total purchase price of approximately $5,913,000. The Company issued 198,122 shares of common stock and partially financed the acquisition with a $2,500,000 five-year term loan (See Note E). Lindley is engaged in providing full-service contract feeding programs primarily to schools, senior citizens, day care centers, charitable organizations and other government funded agencies. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $4,351,000 of which $687,000 was allocated to Lindley's customer list in accordance with the provisions of SFAS No. 141 and the remaining $3,664,000 has been recognized as goodwill.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)

NOTE B -  ACQUISITION (Continued)

          On August 30, 2001, the Company acquired all of the assets of Contra-Pak, Inc. ("Contra-Pak"), a food service company based in Dallas, Texas which specializes in shelf stable meals for programs such as "meals-on-wheels" and disaster relief programs. Contra-Pak's assets were acquired for $159,635 in cash and 56,911 shares of Host's "restricted" common stock. The Company has entered into a three-year employment agreement with Contra-Pak's former President. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased based upon their fair values at the date of acquisition. The excess of the purchase price over the fair value of the assets acquired was approximately $279,000 and has been recognized as goodwill.

          The purchase price was allocated to the assets acquired (no liabilities were assumed) based upon their estimated fair values as follows:

               Property and equipment        $    20,870
               Goodwill                          278,765
                                             -----------
               Total assets purchased            299,635
               Accrued liabilities assumed             -
                                             -----------
               Total purchase price          $   299,635
                                             ===========

          The following information reflects the pro forma results of operations of the Company for the six months ended December 28, 2001 and December 29, 2000 assuming the Lindley and Contra-Pak acquisitions had occurred at the beginning of the respective periods:


                                                      2001           2000
                                                   ----------     ----------


               Net revenue                        $12,385,166    $11,787,475
               Income from continuing operations      184,563        203,590
               Net income                              25,586        138,320
               Income per share                         .02            .10

NOTE C -  GOODWILL

          The changes in the carrying amount of goodwill for the six months ended December 28, 2001, are as follows:

               Balance as of June 29, 2001             $4,093,391
               Goodwill acquired during the year          278,765
               Allocation to customer list               (687,000)
               Impairment loss                               -
                                                       ----------
               Balance as of December 28, 2001         $3,685,156
                                                       ==========

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)

NOTE C -  GOODWILL (Continued)

          The Company's acquisitions were tested for impairment upon adoption of SFAS No. 142, utilizing methodologies employed by management in determining the purchase prices of these entities at acquisition. Based on the results of those calculations, management has determined that there has not been any impairment of goodwill.

          Proforma comparative results for the six months ended December 29, 2000 follows:

                                                      2001           2000
                                                    (Actual)      (Pro Forma)
                                                   ----------     -----------
                 Reported net income              $      6,299   $     66,136
                 Add back: Goodwill amortization          -            92,067
                                                  ------------   ------------
                 Adjusted net income              $      6,299   $    158,203
                                                  ============   ============

               Basic Earnings per share:

                 Reported net income              $        NIL   $        .05
                 Goodwill amortization                       -            .07
                                                  ------------   ------------
                 Adjusted net income              $        NIL   $        .12
                                                  ============   ============

NOTE D -  CUSTOMER LIST

          A summary of the carrying amount of the customer list as of December 28, 2001 is as follows:

                                                December 28, 2001
                                                -----------------
               Customer list                      $    687,000
               Less: accumulated amortization           24,536
                                                  ------------
                                                  $    662,464
                                                  ============

          Amortization of the customer list for the six month period ended December 28, 2001 totaled $24,516.

          Future amortization expense for each of the fiscal years succeeding December 28, 2001 are as follows:


               2002                               $     49,071
               2003                                     49,071
               2004                                     49,071
               2005                                     49,071
               2006                                     49,071
               2007 and thereafter                     417,109
                                                  ------------
                                                  $    662,464
                                                  ============

          Since the customer list specifically relates to the Lindley acquisition, the entire amount of goodwill has been allocated to the Lindley segment.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)

NOTE E -  DEMAND NOTE PAYABLE AND LONG TERM DEBT

          In connection with the July 31, 2000 acquisition of Lindley, the Company obtained a $2,500,000 term note and a demand note payable (revolving line of credit) of up to $1,200,000. The term note requires monthly principal installments ranging from $30,000 to $47,500 plus interest at LIBOR plus 2.5% (7.63% at December 28,
          2001) and matures on August 1, 2005. Total principal outstanding under the term note at December 28, 2001 was $1,997,000.

          The demand note payable provides for borrowings, based on a collateral formula, up to a maximum of $1,200,000, which note must be reduced each fiscal year to $330,000 for a thirty day period. Webster Bank waived non-compliance with this provision and others by the Company for the fiscal year ending June 2001. Interest is payable monthly on amounts outstanding at a variable rate, which at all times is equal to the bank's prime rate (4.75% at December 28, 2001). Total borrowings outstanding at December 28, 2001 totaled $1,042,889.

          The term note and demand note payable are collateralized by substantially all of the assets of the Company. In addition, they are subject to certain financial covenants, noncompliance with which would be considered an event of default and provide the bank with the right to demand repayment prior to the maturity date. The Company is required to comply with the requirements on a quarterly basis. The Company was not in compliance with the following covenants at December 28, 2001:

          *    Total indebtedness to net worth of 1.50:1.00

          *    Funded debt to EBITDA of 2.5:1.00

          * Ratio of EBIDA to current maturities and interest expense of 1.4:1.00

          *    Current Ratio of 1.35:1.00.

          * Reduction of Line of Credit to an amount no greater than $330,000 for thirty consecutive days.

          In a commitment letter dated February 15, 2002, the bank agreed to modify the amount of the revolving line of credit from $1,200,000 to $1,600,000, change the borrowing base definition from 70% to 75% of eligible accounts receivable, extend the expiration date to November 30, 2002, and change the variable interest rate to the bank's prime rate plus 1.5% per annum. The bank also agreed to modify the term note agreement principally as follows:

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)

NOTE E -  DEMAND NOTES PAYABLE AND LONG TERM DEBT (Continued)

               1. Reduce the term note by $400,000 and apply the balance to the revolving line of credit.
               2. Require monthly principal payments of $25,416 with the remaining balance due at maturity, November 30, 2003.
               3.   Require personal guarantees of two
                    officers/stockholders.
               4.   Require a success fee of $150,000 due upon maturity.
               5. Require within ninety (90) days of the closing, Host America shall establish with the bank a blocked depository account in the amount of not less than $150,000.
               6.   Require quarterly covenant measurements as follows:
                    a.   Current ratio equal to or greater than 1:1
                    b. Debt to net worth shall be equal to or less than 1.50:1
                    c.   Funded debt to EBITDA shall be measured
                         commencing with the fiscal quarter ended March 29, 2002 and shall at all times be less than or equal to 4.00:1.00. Quarterly thereafter, the covenant shall reduce by 50 basis points to 2.50:1.00 by December 31, 2002. The covenant shall remain at 2.50:1.00 quarterly thereafter.
                    d. Debt service coverage ratio shall be equal to or greater than 1:1 for the quarter ending March 29, 2002 increasing each quarter to 1.20:1 on a cumulative rolling four (4) quarter basis ending December 27, 2002 and thereafter.

          Accordingly, scheduled term note debt repayments have been classified in the accompanying consolidated condensed financial statements in accordance with this commitment letter.

          On July 11, 2001, Host received a $150,000 loan from SelectForce, Inc. ("Select") pursuant to the terms of a promissory demand note executed by the parties. The promissory note bears interest at the rate of 9.25% per annum and the principal and accrued interest is payable in full by Host on December 28, 2001, which has been extended to June 28, 2002. The loan to Host was made independent from the proposed merger, although it was made to assist Host with working capital and other expenses anticipated to be incurred in connection with the merger. Repayment of the note is not affected by the merger transaction closing or failing to close and the note continues to be and obligation of Host. There are no additional loans contemplated between the parties.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)

NOTE F -  INTEREST RATE SWAP

          The Company entered into an interest rate swap agreement on July 31, 2000 effectively replacing variable interest payments (LIBOR + 2.5%) with fixed interest payments (9.77%) in order to hedge against the changes in the amount of future cash flows associated with payments on variable rate debt. As of December 28, 2001, the Company was paying a fixed rate of 7.27% and receiving 2.14% on a notional amount of $1,997,000. The differential paid on the interest rate swap agreement is recognized currently as an adjustment to interest expense and totaled $38,144 and $44,848 for the three and six months ended December 28, 2001, respectively. The interest rate swap, totaling $126,129 at December 28, 2001, is reflected at fair value in the Company's consolidated condensed balance sheet and the related loss on this contract is deferred in shareholders' equity (as a component of accumulated other comprehensive loss). This deferred loss is then amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. The effect of this accounting on the Company's operating results is that the interest expense on the portion of variable-rate debt being hedged is generally recorded based on a fixed interest rate (9.77%).

NOTE G -  STOCK ISSUANCE

          On August 3, 2001, the Board of Directors authorized the issuance of 292 shares of the Company's common stock to employees for the achievement of certain incentive goals. Total compensation expense recognized in connection with the issuance of these shares totaled $876. On August 30, 2001, the Company issued 56,911 shares of common stock valued at $140,000 in connection with the acquisition of Contra-Pak. On October 30, 2001, the Company issued 3,390 shares of common stock for its 401K plan employer match.

NOTE H -  OTHER INCOME (EXPENSE)

          The significant components of other income (expense) are as follows:


                       For the six months ended     For the three months ended
                       ------------------------     --------------------------
                       12/28/01        12/29/00      12/28/01        12/29/00
                       --------        --------      --------        --------
Interest income       $      -        $   11,134    $       -       $       841
Dividend income              -             9,000            -               -
Loss on disposal
 of assets                (1,840)            -           (1,840)            -
Other income               7,019           5,934          1,747           2,349
                      ----------      ----------    -----------     -----------
Total other income         5,179          26,068         (   93)          3,190
Interest expense        (148,156)       (109,891)       (73,033)        (82,851)
                      ----------      ----------    -----------     -----------
                      $ (142,977)     $ ( 83,823)   $   (73,126)    $   (79,661)
                      ==========      ==========    ===========     ===========

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)

NOTE I -  INDUSTRY SEGMENT INFORMATION

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

          Business segment financial information as of and for the six months ended December 28, 2001 is as follows:

                                        Lindley
                           Host          Food
                          America       Service
                        Corporation   Corporation     Total       Eliminations  Consolidated
                        -----------   -----------     -----       ------------  ------------
Sales to unaffiliated
  Customers             $ 7,182,544   $ 5,121,529   $12,304,073   $   (25,492)  $12,278,580
Segment (loss) profit      (222,120)      228,419         6,299           -           6,299
Depreciation and
  Amortization              153,216        56,471       209,687           -         209,687
Provision for income
  taxes                       2,000        14,000        16,000           -          16,000
Segment assets            2,109,115     7,428,094     9,537,209           -       9,537,209

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This Form 10-QSB for the quarter ended December 28, 2001 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operations, market conditions in the food service industry, our ability to make and integrate acquisitions and the impact of government regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

     The Company's ability to retain and renew customer contracts,

     The Company's need to finance clients' equipment and initial start-up costs,

     The Company's dependence on building owners' ability to retain clients,

     The Company's fluctuation in food costs,

     Severe labor shortages,

     Uncertainties in the competitive bidding process,

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

OVERVIEW

Host America Corporation ("Host") is a regional contract food service management company, which specializes in providing the management of corporate dining rooms and cafeterias and such ancillary services as special event catering, vending and office coffee service and home food replacement (fully cooked, home-style meals, typically made from scratch, suitable for take-out). The diversity of services allows the Company's clients to offer their employees full breakfast and lunch availability, multi-level catering and a variety of complimentary food service options. The Company currently has operations in Connecticut, Massachusetts, New Hampshire, New York, New Jersey and Rhode Island.

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

On August 30, 2001, the Company acquired all of the assets of Contra-Pak, Inc., a food service company based in Dallas, Texas which specializes in shelf stable meals for programs such as "meals-on-wheels" and disaster relief programs. Contra-Pak's assets were acquired for $159,635 in cash and 56,911 shares of Host's "restricted" common stock. The Company has entered into a three-year employment agreement with Contra-Pak's founder and former President, Mr. James Hairston.

The Company's acquisition team continues to actively pursue opportunities for growth. On March 16, 2001, the Company entered into a Letter of Intent ("LOI") with SelectForce, Inc. ("Select"), and the Shareholders of Select (the "Sellers"). The LOI provides for the acquisition by the Company of all of the outstanding shares of Select in consideration for the issuance to the Sellers of up to 700,000 shares of the Company's common stock. The common stock will be restricted from sale until one (1) year after the closing date of the acquisition and may only be sold or transferred in accordance with the provisions of Rule 144 of the Securities Exchange Act of 1933. Select is located in Oklahoma City, Oklahoma and provides employee pre-screening services for employers. The Company believes these services will be compatible with its current business model. On October 26, 2001, the parties entered into a merger agreement with respect to this transaction. The Company has filed a Preliminary Proxy Statement with the Securities and Exchange Commission with respect to this transaction. Once the Securities and Exchange Commission approves the Proxy Statement, the Company will notify the shareholders of the Annual Meeting, where it will solicit shareholder approval for the merger.

During the fiscal quarter, the Company opened five new corporate dining facilities. The accounts consisted of four new contract agreements for four locations and another contract agreement for a location the Company had previously managed. The Company provides corporate dining and other ancillary services for all of the five new corporate dining facilities. The new accounts are described below.

Merritt Crossing in Milford, CT opened on October 1, 2001. This is a multi-tenant office complex for corporate offices. The Company had previously operated this facility for approximately two years. In the December 2000 Form 10-QSB, the Company reported that after unsuccessful negotiations with the client, it was necessary to close the account because it was not meeting profitability expectations. Approximately one year later, the client requested that the Company return to operate the facility with a management fee.

New England Business Services ("NEBS"), with facilities in Peterborough, NH and Townsend, MA, opened on October 22, 2001. NEBS provides upscale business forms, cards, shirts, etc. This is the

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Company's second attempt at doing business in Massachusetts. The New Hampshire facility complements the other New Hampshire location the Company manages.

On November 5, 2001, the Company opened a facility at 6 Armstrong Park in Shelton, CT, which is a multi-tenant corporate office complex. The client is Fusco Real Estate who sought out the Company because of its reputation for quality food and service.

The headquarters for the Ames Department Stores in Rocky Hill, CT opened on December 17, 2001. This client is closing stores but not in the Northeast Region where it is most profitable. The Company negotiated a subsidized contract with the client, which includes a management fee.

The new Connecticut-based accounts provide the Company with operating efficiencies because of their proximity to the Company's core base facilities in Connecticut.

In the second fiscal quarter, the Company's Lindley Food Service subsidiary was awarded contracts to start providing snacks and lunches for the Naugatuck Head Start Program, Stratford YMCA Head Start Program and New Haven YMCA
Head Start Program. These contracts were signed and the programs began in January 2002.

On February 1, 2002, Lindley Food Service entered into a contract to provide more than 350,000 meals per year for the Congregate and Homebound Meal Program for LifeStream Services in Yorktown, IN. The contract is scheduled to commence on July 1, 2002.

The Company believes in its plan to grow its business and increase profitability through future strategic acquisitions and the creation of economies of scale through increased volume and internal sales growth. The Company is continually involved in the bidding process for potential new business and has recently submitted proposals to prospective corporate dining and "meals-on-wheels" customers. The Company believes it will be successful in securing additional new business during the balance of its current fiscal year.

RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 28, 2001 ("2001 PERIOD") VS. THREE MONTHS ENDED DECEMBER 29, 2000 ("2000 PERIOD")

Net revenues for the three months ended December 28, 2001 were $6,235,768 as compared to $5,523,804 for the three months ended December 29, 2000. Accordingly, revenues increased $711,964 or approximately 13%. The increase in revenues was primarily a result of the acquisition of Contra-Pak, which generated sales of $370,868 and the continued growth of Host and Lindley, which had revenue increases of $165,500 and $175,596, respectively. The Company expects to increase its revenues for the balance of fiscal 2002 and beyond through the addition of more corporate dining accounts, the Contra-Pak acquisition, and aggressive marketing of its elderly feeding programs.

Gross profit rose $362,444, a 34% increase, for the three months ended December 28, 2001 when compared to the three months ended December 29, 2000. Gross profit as a percentage of sales increased from 20% for the three months ended December 29, 2000 to 23% for the three months ended December 28, 2001 primarily due to the Lindley and Contra-Pak operations. Host also continues to increase its margins through improved operating efficiencies and revenues at the unit level.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company generated net income of $17,627 after provision for income taxes of $9,000 for the three months ended December 28, 2001 as compared to net income of $62,811 for the three months ended December 29, 2000. There was no provision for income taxes in the 2000 period. The decline in profitability is partly attributable to the labor and other start-up costs associated with the new unit openings and the absorption of the Contra-Pak operation. Although the Company expects its growth rate to continue, the impact of the start-up costs on income from operations will diminish as the customer base grows. Further, profitability of existing units is expected to increase as operating costs stabilize, and as management continues to move sales and product mix to achieve optimum market penetration.

Interest expense decreased by $9,818 for the three months ended December 28, 2001 when compared to the 2000 period. Additional borrowings on the demand notes were offset by the amortization of the term note and lower rates.

RESULTS OF OPERATIONS
SIX MONTHS ENDED DECEMBER 28, 2001 ("2001 PERIOD") VS. SIX MONTHS ENDED DECEMBER 29, 2000 ("2000 PERIOD")

Net revenues for the six months ended December 28, 2001 were $12,278,580 as compared to $10,384,037 for the six months ended December 29, 2000. Accordingly, revenues increased $1,894,543 or approximately 18%. Most of the increase was attributable to Lindley, which generated revenues of $4,652,776 for the six months as compared to $3,374,790 for the five months ended December 29, 2000 or an increase of $1,277,986. The balance of the increase in revenues was generated by Contra-Pak's sales of $443,260 and Host's revenue improvement of $173,297.

Gross profit rose $604,560, a 28% increase, for the six months ended December 28, 2001 when compared to the six months ended December 29, 2000. Gross profit as a percentage of sales increased from 21% for the six months ended December 29, 2000 to 23% for the six months ended December 28, 2001 primarily due to the Lindley and Contra-Pak acquisitions but also resulting from changes in product mix and operating efficiencies at the unit level.

The Company realized net income of $6,299 after provision for income taxes of $16,000 for the six months ended December 28, 2001 as compared to net income of $66,136 for the six months ended December 29, 2000. There was no provision for income taxes in the 2000 period.

Interest expense increased $38,265 for the six months ended December 28, 2001 when compared to the 2000 period. The increase was primarily due to the term note being outstanding for six months in 2001 as compared to five months in the 2000 period. The Company also increased borrowings on its demand note which was partially offset by reduced interest rates.

Liquidity and Capital Resources

The Company has principally financed its operations through its public offering, operating revenues and loans. The Company's liquidity as evidenced by its current ratio has declined. The current ratio at December 28, 2001 and June 29, 2001 was .94:1 and 1.0:1, respectively. This decline is due mainly to the payment of expenses from working capital incurred in the acquisition of Contra-Pak.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net cash flows for the six-month period ended December 28, 2001 resulted in a decrease in cash and cash equivalents of $164,370. Operating activities resulted in a cash inflow of $63,972. The acquisition of Contra-Pak accounted for $159,635 of the $254,944 use of cash for investing activities. The Company also had property and equipment purchases of $96,309 during the 2001 period. The Company's financing activities resulted in a cash inflow of $26,602 due primarily to proceeds from financing sources, net of repayments for long-term debt. Cash flows from operations are believed to be sufficient to meet operating and other requirements for the remainder of this fiscal year. Future operating revenues will finance long-term liquidity.

In connection with the July 31, 2000 acquisition of Lindley, the Company obtained a $2,500,000 term note and a demand note payable (revolving line of credit) of up to $1,200,000. The term note requires monthly principal installments ranging from $30,000 to $47,500 plus interest at LIBOR plus 2.5% (7.63% at December 28, 2001) and matures on August 1, 2005. The Company is current in its payments on this obligation. Total principal outstanding under the term note at December 28, 2001 was $1,997,000.

The demand note payable provides for borrowings, based on a collateral formula, up to a maximum of $1,200,000, which note must be reduced each fiscal year to $330,000 for a thirty-day period. Webster Bank waived non-compliance with this provision and others by the Company for the fiscal year ending June 2001. Interest is payable monthly on amounts outstanding at a variable rate, which at all times is equal to the bank's prime rate (4.75% at December 28, 2001). The Company is current in its payments on this note. Total borrowings outstanding at December 28, 2001 totaled $1,042,889.

The term note and demand note payable are collateralized by substantially all of the assets of the Company. In addition, they are subject to certain financial covenants, noncompliance with which would be considered an event of default and provide the bank with the right to demand repayment prior to the maturity date. The Company is required to comply with the requirements on a quarterly basis. The Company was not in compliance with the following covenants at December 28, 2001:

          *    Total indebtedness to net worth of 1.50:1.00

          *    Funded debt to EBITDA of 2.5:1.00

          * Ratio of EBIDA to current maturities and interest expense of 1.4:1.00

          *    Current Ratio of 1.35:1.00.

          * Reduction of Line of Credit to an amount no greater than $330,000 for thirty consecutive days.

In a commitment letter dated February 15, 2002, the bank agreed to modify the amount of the revolving line of credit from $1,200,000 to $1,600,000, change the borrowing base definition from 70% to 75% of eligible accounts receivable, extend the expiration date to November 30, 2002, and change the variable interest rate to the banks prime rate plus 1.5% per annum. The bank also agreed to modify the term note agreement principally as follows:

     1. Reduce the term note by $400,000 and apply the balance to the revolving line of credit.
     2. Require monthly principal payments of $25,416 with the remaining balance due at maturity, November 30, 2003.
     3.   Require personal guarantees of two officers/stockholders.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     4.   Require a success fee of $150,000 due upon maturity.
     5. Require within ninety (90) days of the closing, Host America shall establish with the bank a blocked depository account in the amount of not less than $150,000.
     6.   Require quarterly covenant measurements as follows:
          a.   Current ratio equal to or greater than 1:1
          b.   Debt to net worth shall be equal to or less than 1.50:1
          c. Funded debt to EBITDA shall be measured commencing with the fiscal quarter ended March 29, 2002 and shall at all times be less than or equal to 4.00:1.00. Quarterly thereafter, the covenant shall reduce by 50 basis points to 2.50:1.00 by December 31, 2002. The covenant shall remain at 2.50:1.00 quarterly thereafter.
          d. Debt service coverage ratio shall be equal to or greater than 1:1 for the quarter ending March 29, 2002 increasing each quarter to 1.20:1 on a cumulative rolling four (4) quarter basis ending December 27, 2002 and thereafter.

Accordingly, scheduled term note debt repayments have been classified in the accompanying consolidated condensed financial statements in accordance with this commitment letter.

On July 11, 2001, Host received a $150,000 term loan from Select pursuant to a promissory note of that date. The promissory note bears interest at the rate of 9.25% per annum and the principal and accrued interest is payable in full by Host on December 28, 2001, which has been extended to June 28, 2002. The loan to Host was made independent from the proposed merger, although it was made to assist Host with working capital and other expenses anticipated to be incurred in connection with the merger. Repayment of the note is not affected by the merger transaction closing or failing to close and the note continues to be an obligation of Host. There are no additional loans contemplated between the parties.

The Company entered into an interest rate swap agreement on July 31, 2000 effectively replacing variable interest payments (LIBOR + 2.5%) with fixed interest payments (9.77%) in order to hedge against the changes in the amount of future cash flows associated with payments on variable rate debt. As of December 28, 2001, the Company was paying a fixed rate of 7.27% and receiving 2.14% on a notional amount of $1,997,000. The differential paid on the interest rate swap agreement is recognized currently as an adjustment to interest expense and totaled $38,144 and $44,848 for the three and six months ended December 28, 2001, respectively. The interest rate swap, totaling $126,129 at December 28, 2001, is reflected at fair value in the Company's consolidated condensed balance sheet and the related loss on this contract is deferred in shareholders' equity (as a component of accumulated other comprehensive loss). This deferred loss is then amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. The effect of this accounting on the Company's operating results is that the interest expense on the portion of variable-rate debt being hedged is generally recorded based on a fixed interest rate (9.77%).

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company does not anticipate making any substantial capital expenditures during the balance of the fiscal year that are not typically reimbursed by its customers. Initial capital expenditures primarily incurred when a new food service agreement is in its initial start up phase will be financed by cash flows from operations. In October, 2001, Lindley Food Service Corporation purchased a rotary filling and sealing cupping machine for $38,436 to service newly acquired contracts in New Haven, Connecticut.
This equipment has been financed by a one-year capital lease, which will be paid for out of operating cash flows until September 2002.

On October 31, 2001, the Company terminated its contract with the Town of Hamden to provide food service operations at the Laurel View Country Club. It is not anticipated that the loss of this customer will have a material effect on its revenues.

                       PART II - OTHER INFORMATION


Item 1 - Legal Proceedings                   NONE

Item 2 - Change in Securities                NONE

Item 3 - Defaults Upon Senior Securities     NONE

Item 4 - Submission of Matters to a
          Vote of Security Holders           NONE

Item 5 - Other Information                   NONE

Item 6 - Exhibits and Reports on
          Form 8-K/A                    (a)   Exhibits

                                        10.36 Agreement for Food Services
                                              with New England Business
                                              Services dated October 1,
                                              2001 (New Hampshire)

                                        10.37 Agreement for Food Services
                                              with New England Business
                                              Services dated October 1,
                                              2001  (Massachusetts)

                                        10.38 Agreement for Food Services
                                              with  Armstrong Park
                                              Associates dated October 1,
                                              2001

                                        10.39 Agreement for Food Services
                                              with Ames Merchandise
                                              Corporation dated October
                                              29, 2001

                                        10.40 Agreement for Food Services
                                              with Merritt Crossing at
                                              440 Wheelers Farm Road,
                                              L.L.C.

                                        (b)   Disclosure of the Merger
                                              Agreement with Select-
                                              Force, Inc. signed on
                                              October 26, 2001 filed on
                                              Form 8-K on November 1,
                                              2001

                               SIGNATURES
                               ----------

Pursuant to the requirements of The Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HOST AMERICA CORPORATION



Date:  February 19, 2002           By:/s/  GEOFFREY W. RAMSEY
                                   --------------------------------------
                                   Geoffrey W. Ramsey, President
                                   and Chief Executive Officer




Date:  February 19, 2002           By:/s/  DAVID J. MURPHY
                                   --------------------------------------
                                   David J. Murphy, Executive Vice
                                   President and Chief Financial Officer