Form 10KSB40/A
period 2001-06-29
HOST AMERICA CORP
filed 2002-03-27
CIK 809012

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                             FORM 10-KSB/A2


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


Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A2 or any amendment to this Form 10-KSB/A2. [ X ]


At September 15, 2001, 1,470,147 shares of Common Stock, $.001 par value, were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on that date was approximately $3,143,421. Shares of Common Stock held by Officers, Directors and each person who owns more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates.

                  DOCUMENTS INCORPORATED BY REFERENCE:


None.

Page 1 of 58 pages                       Exhibits are indexed on page 34.

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

INDUSTRY AND MARKET OVERVIEW


     Technomic, a food consultant and research company, estimates that the United States food service industry is a multi-billion dollar industry, encompassing corporate services, educational markets, hospital/health care, correctional facilities, military facilities and transportation facilities. Technomic also estimates that the senior feeding market is a multi-billion dollar industry, and Host's subsidiary, Lindley, primarily serves this market niche. The food service market is characterized by a large concentration of corporate and industry populations in a multitude of geographic locations. Our primary areas of operations are in southern New England, New York and northern New Jersey. We believe these areas contain:

     *     the largest financial segment of the industry,
     *    high population density,
     *    numerous corporate office parks and industrial facilities, and
     *    high concentration of medium-size corporations.

Furthermore, the recent acquisition of the Contra-Pak assets will provide us with a venue into the southwest region of the United States. Although Host has a relatively small share of the food service provider market, we compete favorably with other regional food service providers and those national companies that have operations in the northeastern United States. Host believes it will be able to remain competitive because of the quality, selection and value of the food and services that it provides.


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

Host also signed food service contracts with JDS Uniphase and Lucent Technologies during the past year. Host is currently providing vending services to JDS Uniphase at its offices located in Bloomfield, Connecticut. The Company's services at Lucent's offices in Somerset, New Jersey, were scheduled to commence in June, but Lucent has postponed corporate dining services indefinitely. Host does not anticipate commencing operations at Lucent during the fiscal year 2002.


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

RISKS RELATED TO HOST


HOST'S SUCCESS DEPENDS ON ITS ABILITY TO RETAIN AND RENEW EXISTING CLIENT CONTRACTS.


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


HOST MAY NOT BE REIMBURSED FOR INVESTMENT IN A CLIENT'S FACILITY.


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


HOST MAY LOSE CUSTOMERS IF BUILDING OWNERS FAIL TO RETAIN TENANTS.


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


FLUCTUATING FOOD PRICES AND SHORTAGES MAY AFFECT THE QUALITY AND VARIETY OF FOOD HOST IS ABLE TO OFFER AT A GIVEN LOCATION.


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


HOST DEPENDS UPON ITS KEY PERSONNEL AND MAY EXPERIENCE DIFFICULTY
ATTRACTING AND RETAINING KEY EMPLOYEES.


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


HOST MAY BE UNABLE TO HIRE AND TRAIN A SUFFICIENT NUMBER OF QUALIFIED WORKERS TO SATISFY CUSTOMER REQUIREMENTS.


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


HOST MAY FAIL TO COMPETE EFFECTIVELY IN ITS MARKET.


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


ANY ACQUISITIONS THAT HOST UNDERTAKES COULD BE DIFFICULT TO INTEGRATE AND COULD DISRUPT ITS BUSINESS, DILUTE SHAREHOLDER VALUE AND ADVERSELY AFFECT HOST'S OPERATIONS.


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


GOVERNMENT REGULATIONS COULD ADVERSELY AFFECT HOST'S BUSINESS.


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

HOST DOES NOT ANTICIPATE PAYMENT OF DIVIDENDS AND SHAREHOLDERS ARE WHOLLY DEPENDENT UPON THE MARKET FOR THE COMMON STOCK TO REALIZE ECONOMIC BENEFIT.


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


ANTI-TAKEOVER PROVISIONS COULD MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE HOST EVEN IF IT IS IN THE BEST INTERESTS OF HOST'S
SHAREHOLDERS.


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


IF HOST COMMON STOCK BECOMES SUBJECT TO "PENNY STOCK" REGULATIONS, SECURITIES AND EXCHANGE COMMISSION REGULATIONS MAY IMPOSE SIGNIFICANT LIMITATIONS ON THE ABILITY OF BROKER-DEALERS TO ENTER TRADES IN ITS COMMON STOCK.


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


HOST HAS NOT BEEN IN COMPLIANCE WITH THE COVENANTS OF A DEMAND NOTE PAYABLE AND TERM NOTE PAYABLE.

     In connection with the July 31, 2000 acquisition of Lindley, Host obtained a $2,500,000 term note and a demand note payable of up to $1,200,000 from Webster Bank. The term note and demand note payable are collateralized by substantially all of the assets of Host and its wholly owned subsidiary, Lindley. In addition, the notes are subject to and contain certain financial covenants, non-compliance with which would be considered an event of default and provide the bank with the right to demand repayment of the full indebtedness prior to the maturity date. Host was not in compliance with certain of these covenants as of its fiscal year end. Specifically, Host was not in compliance with the following covenants: (1) total indebtedness to net worth of 1.50:1.00;
(2) funded debt to EBITDA of 2.5:1.00; (3) current ratio of 1.35:1.00; and (4) reduction of line of credit to an amount no greater than $330,000 for thirty consecutive days.

     Host failed the covenants driven by profitability and liquidity due to a delay in the acquisition of Lindley and the greater than anticipated cash flow requirements associated with that acquisition.

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

                                 PART II

Item 5.   MARKET PRICE AND DIVIDENDS ON THE COMPANY'S COMMON EQUITY AND
-----------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
----------------------------

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

FORWARD-LOOKING STATEMENTS MAY NOT PROVE ACCURATE


     This Form 10-KSB/A2 for the fiscal year ended June 29, 2001 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, Host's growth strategies, anticipated trends in the Company's business and its future results of operations, market conditions in the food service industry, Host's ability to make and integrate acquisitions and the impact of government regulation. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond its control. Actual results could differ materially from these forward-looking statements as a result of, among other things:


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


     The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise after the date of this Form 10-KSB/A2. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Form 10-KSB/A2 may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.


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

RESULTS OF OPERATIONS

FOR THE YEAR ENDED JUNE 29, 2001 ("2001 PERIOD") VS. THE YEAR ENDED JUNE 30, 2000 ("2000 PERIOD")


     Net revenues for the fiscal year ended June 29, 2001 were $21,636,168 as compared to $13,019,800 for the year ended June 30, 2000. Accordingly, revenues increased $8,616,368 or approximately 66%. The increase in net revenues was primarily a result of increased revenues from the acquisition of Lindley, which accounted for $7,503,518 in sales. The additional sales increase of $1,112,850 was produced by the three new unit accounts Host added during the second half of the year and net additional revenues from existing facilities. Management expects to continue to increase Host's revenues during the next fiscal year through the addition of more unit accounts, Contra-Pak and the expansion of Host's senior feeding programs.

     Gross profit rose $3,427,123, a 251% increase, for the fiscal year ended June 29, 2001 when compared to the year ended June 30, 2000. Gross profit as a percentage of sales increased from 11% for the year ended June 30, 2000 to 22% for the year ended June 29, 2001, primarily due to the high margin Lindley receives on its unitized meals and as a result of changes in product mix and improved operating controls at the unit level. Host generated a net operating profit (before other income and expenses, provision for income taxes, and other comprehensive loss on interest rate swap adjustments) of $232,904 for the year ended June 29, 2001 as compared to a net operating loss of $771,247 for the year ended June 30, 2000. Host incurred a net loss of $42,387 after provision for income taxes of $44,500 and before other comprehensive loss on interest rate swap adjustments of $111,568 for the year ended June 29, 2001 as compared to a net loss of $674,051 for the year ended June 30, 2000. There was no provision for income taxes for the year ended June 30, 2000. The significant improvements in both operating income and significantly reduced net after tax loss for the year ended June 29, 2001 were a direct result of the Lindley acquisition and the continued effort by Host to reduce expenses and maximize revenue. Host expects to continue to improve profitability through the addition of new unit accounts, increased growth of its senior feeding programs and the reduction of expenses generated by improved operating efficiencies.

     Selling, general and administrative expenses were $4,561,639 for the year ended June 29, 2001 as compared to $2,138,667 for the year ended June 30, 2000, an increase of $2,422,972. Most of this increase is due to the additional labor and operating expenses, including amortization of goodwill, attributable to the operation of Lindley. As discussed in Note 1 to Host's Consolidated Financial Statements, Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets were issued in July 2001. These standards change the accounting for business combinations which include, among other things, requiring companies to stop amortizing goodwill and certain intangible assets deemed to have indefinite useful lives. Upon adoption of this new standard, Host will stop amortizing goodwill, which, based on the current levels of goodwill, would reduce amortization expense and increase net income by approximately $244,000 per year.

     Interest expense for the year ended June 29, 2001 increased by $251,176 over the year ended June 30, 2000 due to the increase in debt to fund the Lindley acquisition. Other income was $52,670 for the year ended June 29, 2001 as compared to $129,481 for the year ended June 30, 2000, a decrease of $76,811. This decrease is directly attributed to a reduction in net investment income of $85,227, which was partially offset by a net increase of $8,416 in other income. The decline in net investment income was due to the use of cash to fund the Lindley acquisition.


FOR THE YEAR ENDED JUNE 30, 2000 ("2000 PERIOD") VS. THE YEAR ENDED JUNE 25, 1999 ("1999 PERIOD")


     Net revenues aggregated $13,019,800 for the year ended June 30, 2000, representing an increase of $4,299,522 or 49% over the year ended June 25, 1999. Host continued an aggressive program of adding new facilities under its food management programs as well as enhancing revenues at existing facilities. Host added sixteen new locations during fiscal year 2000 which accounted for approximately $3,300,000 of the overall increase. The remaining increase of approximately $1,000,000 resulted from expansion of food and vending items offered for sale as well as continued refining of the mix of products sold to maximize sales per location.


     Cost of sales increased $3,799,913 for the year ended June 30, 2000 when compared to the year ended June 25, 1999, representing an increase consistent with the percentage increase in net revenues.


     Selling, general and administrative expenses increased $431,178 or 25% in fiscal year 2000 when compared to fiscal year 1999. The increase relates primarily to the hiring of additional employees to support the expansion of Host's operation.


LIQUIDITY AND CAPITAL RESOURCES


     Host's liquidity as evidenced by its current ratio has decreased. The current ratio at June 29, 2001 and June 30, 2000 was .72 and 2.21 respectively. This decline is due to the classification of the term note payable as a current liability based on Host's inability to meet the covenant requirements of the term and demand note as discussed below.

     Cash flows provided by operations for the year ended June 29, 2001 were $673,752. This dramatic improvement in cash flows from operations was primarily generated by Host's significant reduction of its net loss in fiscal 2001. Cash used in investing activities of $5,022,409 was principally due to the use of $4,912,867 to acquire Lindley. Cash provided by financing activities of $2,551,791 was due to the increased debt to finance the acquisition.

     The term note and demand note payable are collateralized by substantially all of the assets of Host. In addition, they are subject to certain financial covenants, noncompliance with which would be considered an event of default and provide the bank with the right to demand repayment prior to the maturity date. As discussed in Note 6 to the notes to the consolidated financial statements, Host was not in compliance with certain of these covenants. The bank has waived the right to exercise its remedies in default for these specific instances of noncompliance, but reserved the right to demand repayment upon future violations of debt covenants in any quarter. Specifically, Host was not in compliance with the following covenants: (1) total indebtedness to net worth of 1.50:1.00; (2) funded debt to EBITDA of 2.5:1.00; (3) current ratio of 1.35:1.00; and (4) reduction of line of credit to an amount no greater than $330,000 for thirty consecutive days.

     Host failed the covenants driven by profitability and liquidity due to a delay in the acquisition of Lindley and the greater than anticipated cash flow requirements associated with that acquisition.

     Since it is probable that Host will fail to meet the covenant requirements in future quarters, the term note payable has been classified as a current liability as of June 29, 2001.

     In a commitment letter dated February 15, 2002, the bank agreed to modify the amount of the revolving line of credit from $1,200,000 to $1,600,000, change the borrowing base definition from 70% to 75% of eligible accounts receivable, extend the expiration date to November 30, 2002, and change the variable interest rate to the banks prime rate plus 1.5% per annum. The bank also agreed to modify the term loan agreement principally as follows:

     1. Reduce the term loan by $400,000 and apply the balance to the revolving line of credit.
     2. Require monthly principal payments of $25,416 with the remaining balance due at maturity, November 30, 2003.
     3.   Require personal guarantees of two officers/stockholders.
     4.   Require a success fee of $150,000 due upon maturity.
     5. Require within ninety (90) days of the closing, Host America shall establish with Webster Bank a blocked depository account in the amount of not less than $150,000.
     6.   Require quarterly covenant measurements as follows:
               a.   Current ratio equal to or greater than 1:1
               b. Debt to net worth shall be equal to or less than 1.50:1
               c. Funded debt to EBITDA shall be measured commencing with the fiscal quarter ended March 29, 2002 and shall at all times be less than or equal to 4.00:1.00. Quarterly thereafter, the covenant shall reduce by 50 basis points to 2.50:1.00 by December 31, 2002. The covenant shall remain at 2.50:1.00 quarterly thereafter.
               d. Debt service coverage ratio shall be equal to or greater than 1.0:1 for the quarter ending March 29, 2002 increasing each quarter to 1.20:1 on a cumulative rolling four (4) quarter basis ending December 27, 2002 and thereafter.

     As discussed in Note 7 to the accompanying notes to the consolidated financial statements, with regard to the term loan obtained by Host in connection with the acquisition of Lindley, Host entered into an interest rate swap agreement on July 31, 2000 effectively replacing variable interest payments (LIBOR + 2.5%) with fixed interest payments (9.77%) in order to hedge against the changes in the amount of future cash flows associated with payments on variable rate debt. As of June 29, 2001 Host was paying a fixed rate of 7.27% and receiving 4.06% on a notional amount of $2,200,000. The differential paid on the interest rate swap agreement is recognized currently as an adjustment to interest expense and totaled $30,308 for the year ended June 29, 2001. The interest rate swap, totaling $111,586 at June 29, 2001, is reflected as fair value in Host 's consolidated balance sheet and the related loss on this contract is deferred in shareholders' equity (as a component of accumulated other comprehensive loss). This deferred loss is then amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. The effect of this accounting on Host's operating results is that the interest expense on the portion of variable-rate debt being hedged is generally recorded based on a fixed interest rate (9.77%).

     Host sold 65,384 shares of Common Stock and 32,692 Warrants to purchase Common Stock pursuant to a private placement on June 21, 2001. Host received a total of $212,500 as a result of this offering. The offering price was $3.25 per Unit, each Unit consisting of one (1) share of Common Stock and 1/2 Warrant to purchase Common Stock. The Warrants are exercisable at $5.50 per Warrant for a period of five (5) years.

     Cash flows used in operating activities for the year ended June 30, 2000 amounted to $440,713 primarily resulting from the net loss. Cash used in investing activities totaled $259,507 and was primarily due to property and equipment additions at the Company's sixteen new locations. Cash flows provided by financing activities amounted to $266,648 primarily as a result of the change in Host's overdraft position.

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


     Notes to Consolidated Financial Statements. . . . . . . . . . . .F-6



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
 Lindley(4)

(1) Periods presented are for the fiscal years ended June 29, 2001, June 30, 2000 and June 25, 1999.
(2) The Company gives Messrs Ramsey, Murphy, Rossomando and Cerreta a car allowance valued at approximately $6,500 per year.
(3) Includes health, life and disability insurance for Messrs. Ramsey and Murphy and health and disability insurance for Messrs. Rossomando and Cerreta.
(4) Messrs. Rossomando and Cerreta entered into employment agreements with the Company on August 1, 2000 in connection with the Company's acquisition of Lindley Food Services, Inc. Information for fiscal years prior to 2001 is not available.

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

(9) The documents identified are incorporated by reference from the Company's June 29, 2001 Form 10-KSB.


(b)  Reports on Form 8-K:

     None

                      INDEX TO FINANCIAL STATEMENTS


                                                                     PAGE
                                                                     ----

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . .F-1

Consolidated Balance Sheets, June 29, 2001 and June 30, 2000 . . . . .F-2

Consolidated Statements of Operations and Comprehensive Loss for the
years ended June 29, 2001 and June 30, 2000. . . . . . . . . . . . . .F-3

Consolidated Statements of Changes in Stockholders' Equity for the
years ended June 29, 2001 and June 30, 2000. . . . . . . . . . . . . .F-4

Consolidated Statements of Cash Flows for the years ended
June 29, 2001 and June 30, 2000. . . . . . . . . . . . . . . . . . . .F-5

Notes to Consolidated Financial Statements . . . . . . . . . . F-6 - F-20

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



     /s/ DiSanto Bertoline & Company, P.C.

Glastonbury, Connecticut

August 17, 2001, except for the last paragraph of Note 5 and the last paragraph of Note 6, which are as of February 15, 2002

                 HOST AMERICA CORPORATION AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
                     JUNE 29, 2001 AND JUNE 30, 2000



                                 ASSETS

                                                    June 29, 2001      June 30, 2000
                                                  ----------------   ----------------
CURRENT ASSETS

  Cash and cash equivalents                          $    360,077       $  2,156,943

  Accounts receivable, net of allowance for
    doubtful accounts of $15,000 and $21,000 as of
    June 29, 2001 and June 30, 2000, respectively       2,684,758            934,202
  Inventory                                               567,242            258,977
  Prepaid expenses and other                              257,562            152,588
                                                     ------------       ------------

          Total current assets                          3,869,639          3,502,710


PROPERTY AND EQUIPMENT, net                               960,580            670,263

OTHER ASSETS
  Other                                                    59,543                  -

  Goodwill, net                                         3,448,374                  -
  Customer list, net                                      645,017                  -

                                                     ------------       ------------
                                                        4,152,934                  -
                                                     ------------       ------------

                                                     $  8,983,153       $  4,172,973
                                                     ============       ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Demand note payable                                $    892,889       $          -

  Current portion of long-term debt                     2,286,128            145,035
  Interest rate swap                                      111,568                  -
  Accounts payable                                      1,597,941          1,127,068
  Accrued expenses                                        479,306            313,452
                                                     ------------       ------------
          Total current liabilities                     5,367,832          1,585,555


LONG-TERM DEBT, less current portion included above       110,224            152,162


COMMITMENTS                                                     -                  -

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 2,000,000 shares
    Authorized                                                700                700
  Common stock, $.001 par value, 80,000,000 shares
    Authorized                                              1,413              1,139
  Additional paid-in capital                            8,770,088          7,546,566
  Deficit                                              (5,155,536)        (5,113,149)
  Accumulated other comprehensive loss                   (111,568)                 -
                                                     ------------       ------------
          Total stockholders' equity                    3,505,097          2,435,256
                                                     ------------       ------------

                                                     $  8,983,153       $  4,172,973
                                                     ============       ============


The accompanying notes are an integral part of these consolidated financial statements.
                                   F-2

                 HOST AMERICA CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE LOSS
           FOR THE YEARS ENDED JUNE 29, 2001 AND JUNE 30, 2000



                                                          For the years ended
                                                  -----------------------------------
                                                    June 29, 2001      June 30, 2000
                                                  ----------------   ----------------
NET REVENUES                                         $ 21,636,168       $ 13,019,800

COST OF GOODS SOLD                                     16,841,625         11,652,380
                                                     ------------       ------------

    Gross profit                                        4,794,543          1,367,420

GENERAL AND ADMINISTRATIVE EXPENSES                     4,561,639          2,138,667
                                                     ------------       ------------

    Income (loss) from operations                         232,904           (771,247)
                                                     ------------       ------------

OTHER INCOME (EXPENSE)
  Other income                                             52,670            129,481
  Interest expense                                       (283,461)           (32,285)
                                                     ------------       ------------
                                                         (230,791)            97,196
                                                     ------------       ------------

    Income (loss) before provision for income taxes         2,113           (674,051)

PROVISION FOR INCOME TAXES                                 44,500                  -
                                                     ------------       ------------

    Net loss                                              (42,387)          (674,051)

OTHER COMPREHENSIVE LOSS, before tax
  Interest rate swap adjustments:
    Unrealized loss on agreement                         (141,876)                 -
    Reclassification adjustment for losses included
      in net loss                                          30,308                  -
                                                     ------------       ------------

  Other comprehensive loss, before tax                   (111,568)                 -

  Provision for (benefit from) income tax related
    to other comprehensive loss                                 -                  -
                                                     ------------       ------------

  Other comprehensive loss, net of tax                   (111,568)                 -
                                                     ------------       ------------

  Comprehensive loss                                 $   (153,955)      $   (674,051)
                                                     ============       ============

Net loss per common share                            $      (0.03)      $      (0.59)
                                                     ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING                      1,324,524         1,136,712
                                                     =============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                                   F-3

                 HOST AMERICA CORPORATION AND SUBSIDIARY
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED JUNE 29, 2001 AND JUNE 30, 2000



                                                                                      Accumulated
                     Preferred Stock        Common Stock     Additional                   Other       Total
                   -------------------- --------------------   Paid-in               Comprehensive  Stockholders'
                    Shares    Amount     Shares      Amount    Capital      Deficit       Loss        Equity
                   --------  --------   --------    --------  ---------    ---------   ----------    --------


Balance,
 June 25, 1999      700,000  $   700     1,130,000  $   1,130 $ 7,526,175  $(4,439,098) $       -   $ 3,088,907

Issuance of
 common stock           -        -           8,895          9      20,391          -            -        20,400

Comprehensive loss      -        -             -          -           -       (674,051)         -      (674,051)
                   --------  -------    ----------  --------- -----------  -----------  ---------   -----------
Balance,
 June 30, 2000      700,000      700     1,138,895      1,139   7,546,566   (5,113,149)         -     2,435,256


 Issuance of
  common stock:
  For employee
   incentives             -        -         1,295          1       5,509            -          -         5,510
  For employee
   benefit plan           -        -         9,248          9      27,083            -          -        27,092
  In connection with
   Lindley Acquisition    -        -       198,122        198     999,802            -          -     1,000,000
  In connection with
   private placement,
   net of issuance
   costs                  -        -        65,384         66     191,128            -          -       191,194


Comprehensive loss        -        -             -          -           -      (42,387)  (111,568)     (153,955)
                   --------  -------    ----------  --------- -----------  -----------  ---------   -----------

Balance,
 June 29, 2001      700,000  $   700     1,412,944  $   1,413 $ 8,770,088  $(5,155,536) $(111,568)  $ 3,505,097
                   ========  =======    ==========  ========= ===========  ===========  =========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                   F-4

                 HOST AMERICA CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED JUNE 29, 2001 AND JUNE 30, 2000

                                                          For the years ended
                                                  -----------------------------------
                                                    June 29, 2001      June 30, 2000
                                                  ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $    (42,387)      $   (674,051)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                       588,026            227,016

      Compensation expense pursuant to stock issuance      32,602             20,400

      Gain on disposal of assets                          (20,994)                 -
  Changes in operating assets and liabilities:
      Increase in accounts payable                        351,584            328,005
      Increase in accounts receivable                     (21,035)          (487,011)
      (Decrease) increase in accrued expenses             (52,985)           197,002
      Increase in prepaid expenses and other assets       (55,440)           (14,801)
      Increase in inventory                              (105,619)           (37,273)
                                                     ------------       ------------

      Net cash provided by (used in) operating
        activities                                        673,752           (440,713)
                                                     ------------       ------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of equipment                          16,266             17,694
  Purchases of property and equipment                    (125,808)          (277,201)
  Cash paid for business acquired                      (4,912,867)                 -
                                                     ------------       ------------
      Net cash used in investing activities            (5,022,409)          (259,507)
                                                     ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                          2,500,000                  -
  Proceeds from demand note payable                       992,889                  -

  Proceeds from issuance of common stock and
    warrants, net                                         191,194                  -

  Deferred financing costs                                (25,000)                 -
  Payments on demand note payable                        (100,000)                 -

  Change in cash overdraft                               (436,536)           436,536

  Principal payments on long-term debt                   (570,756)          (169,888)
                                                     ------------       ------------

      Net cash provided by financing activities         2,551,791            266,648
                                                     ------------       ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS              (1,796,866)          (433,572)
CASH AND CASH EQUIVALENTS, beginning of year            2,156,943          2,590,515
                                                     ------------       ------------
CASH AND CASH EQUIVALENTS, end of year               $    360,077       $  2,156,943
                                                     ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for business acquired is comprised of:
  Fair value of assets acquired                      $  6,847,845       $          -
  Liabilities assumed                                     934,978                  -
                                                     ------------       ------------
  Purchase price, net of cash received                  5,912,867                  -
  Common stock issued for acquired business            (1,000,000)                 -
                                                     ------------       ------------
  Net cash paid for business acquired                $  4,912,867       $          -
                                                     ============       ============
Cash paid during the year for:
  Interest                                           $    272,761       $     32,285
  Income taxes                                             39,500                  -
Non-cash investing and financing activities:
  Equipment acquired through assumption of
    Notes payable and capital leases                      160,370            121,409

The accompanying notes are an integral part of these consolidated financial statements.
                                   F-5

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

          CASH AND CASH EQUIVALENTS


          For the purpose of the statement of cash flows, the Company defines cash equivalents as highly liquid instruments with an original maturity of three months or less. The Company had cash equivalents totaling $-0- and $1,805,600 at June 29, 2001 and June 30, 2000, respectively. The Company's operating cash account was in an overdraft position at June 30, 2000, aggregating $436,536, which has been included in accounts payable in the accompanying consolidated balance sheets.


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


          CUSTOMER LIST

          The carrying value of the customer list is being amortized over the expected life of fifteen years and amounted to $41,983 for the year ending June 29, 2001.


          REVENUE RECOGNITION

          The Company's revenue is recognized at the point of sale of food and merchandise items and upon delivery of service for catering, restaurant management and related services.


          COST OF GOODS SOLD

          The Company's cost of goods sold primarily consists of food costs and supplies (net of discounts and rebates), labor charges, and other direct expenses such as rent, insurance and equipment depreciation.


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

          NET LOSS PER COMMON SHARE


          Net loss per common share was computed based upon 1,324,524 and 1,136,712 weighted average shares outstanding during the years ending June 29, 2001 and June 30, 2000, respectively. Dilutive earnings per share is not presented as the potentially dilutive convertible preferred stock and stock purchase options are anti-dilutive. Convertible preferred shares subject to future dilution totaled 700,000 at June 29, 2001 and June 30, 2000 and shares under stock purchase options totaled 309,500 and 212,000, respectively.


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


          Upon adoption, the Company will stop amortizing goodwill which, based on the current levels of goodwill, would reduce amortization expense and increase net income by approximately $244,000 per year.


          NOTE 2 -  ACQUISITION


          On July 31, 2000, the Company purchased all of the issued and outstanding shares of Lindley, plus acquisition costs, resulting in a total purchase price of $5,912,867. The Company issued 198,122 shares of common stock and partially financed the acquisition with a $2,500,000 five-year term loan. Lindley is engaged in the preparation of meals for various governmental programs primarily under fixed-price contracts. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $3,664,000, and has been recorded as goodwill, which is amortizable on a straight-line basis over fifteen years. The amount of goodwill amortization was $215,404 for the year ended June 29, 2001.

                 HOST AMERICA CORPORATION AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     JUNE 29, 2001 AND JUNE 30, 2000

NOTE 2 -  ACQUISITION (Continued)


          The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows:

          Accounts receivable                          $1,781,453
          Other current assets                            394,464
          Property and equipment                          320,928
          Customer list                                   687,000
          Goodwill                                      3,664,000
                                                       ----------
                                                        6,847,845

          Current liabilities assumed                     934,978
                                                       ----------

          Total purchase price                         $5,912,867
                                                       ==========

          Also, in accordance with the share purchase agreement, Host shall pay to the Sellers of Lindley an "Earnout EBITA" equal to a ten percent (10%) earnings interest ("Earnout Percentage Points") multiplied by the product of 2.25 times Earnout EBITA. The ultimate payment is calculated in accordance with a formula based upon the Lindley operations over a two (2) year period, ending June 30 of the particular exercised year. The Sellers may collectively elect to exercise up to, but not more than five percent (5%) of their Earnout Percentage Points starting June 30, 2002, and, thereafter, have the option to continue to exercise their remaining Earnout Percentage Points on each June 30 anniversary through June 30, 2007. The Sellers can select any two-year period ending June 30, through June 30, 2007, to calculate the Earnout EBITA. No amounts have been recognized for this obligation at June 29, 2001 as the earnings base has not been determined. Any consideration ultimately paid in connection with this Earnout EBITA provision will be reflected as an adjustment to the purchase price.


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

          FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

                 HOST AMERICA CORPORATION AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     JUNE 29, 2001 AND JUNE 30, 2000

NOTE 5 -  DEMAND NOTE PAYABLE

          The Company has a revolving line of credit with a bank which provides for borrowings, based on a collateral formula, up to a maximum of $1,200,000 maturing on November 1, 2001. Interest is payable monthly on amounts outstanding at a variable rate which at all times is equal to the bank's prime rate (7% at June 29, 2001). Total borrowings outstanding at June 29, 2001 totaled $892,889.

          The demand note and the term note payable (SEE NOTE 6) are collateralized by substantially all the assets of the Company.


          In a commitment letter dated February 15, 2002, the bank agreed to modify the amount of the revolving line of credit from $1,200,000 to $1,600,000, change the borrowing base definition from 70% to 75% of eligible accounts receivable, extend the expiration date to November 30, 2002, and change the variable interest rate to the bank's prime rate plus 1.5% per annum. Further, the commitment letter required that the term loan be reduced by $400,000 which is to be added to the amount outstanding on the revolving line of credit.


NOTE 6 -  LONG-TERM DEBT

          Long-term debt consists of the following as of June 29, 2001 and June 30, 2000:

                                                     2001           2000
                                                  ----------     ----------

          Term note payable to a bank.  The term
          note requires monthly principal
          installments ranging from $30,000 to
          $47,500 plus interest at LIBOR plus
          2.5% (6.56% at June 29, 2001) and
          matures on August 1, 2005.              $ 2,200,000    $       -

          Various equipment notes payable at
          interest rates ranging from 8% to
          12.5%, maturing through April, 2004.
          The notes are secured by the related
          equipment.                                  141,305        117,337

          Various vehicle notes payable at
          interest rates ranging from 4.9% to
          11.6%, maturing through April, 2004.
          The notes are secured by the related
          vehicles.                                    55,047         65,216

          Note payable to a bank with monthly
          principal payments of $1,250 plus
          interest at 10%.                                  -         33,750

          Note payable to a bank at 8.25%
          interest, payable in monthly
          installments of principal and
          interest totaling $2,680.  The note
          is secured by all assets of the company.          -         80,894
                                                  -----------    -----------

                                                    2,396,352        297,197
          Less: current portion                     2,286,128        145,035
                                                  -----------    -----------
                                                  $   110,224    $   152,162
                                                  ===========    ===========


                 HOST AMERICA CORPORATION AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     JUNE 29, 2001 AND JUNE 30, 2000

NOTE 6 -  LONG-TERM DEBT (Continued)

          Maturities of long-term debt for each of the fiscal years succeeding June 29, 2001 are as follows:


               2002                                    $ 2,286,128
               2003                                         62,180
               2004                                         48,044
                                                       -----------

                                                       $ 2,396,352
                                                       ===========


          The demand note payable and term note payable to a bank are subject to certain financial covenants with cross default provisions, noncompliance with which would be considered an event of default and provide the bank with the right to demand repayment prior to the maturity date. The Company is required to comply with the requirements on a quarterly basis. The Company was not in compliance with the following covenants at June 29, 2001:

          *    Total indebtedness to net worth of 1.50:1.00

          *    Funded debt to EBITDA of 2.5:1.00

          *    Current Ratio of 1.35:1.00.

          * Reduction of Line of Credit to an amount no greater than $330,000 for thirty consecutive days.

          In a letter dated September 19, 2001, the bank has waived the right to exercise its remedies in default for these specific instances of noncompliance, however the bank reserved the right to demand repayment upon future violation of debt covenants in any quarter. No consideration was paid to the bank in connection with obtaining this waiver. Since it is probable that the Company will fail to meet the covenant requirements in future quarters, the term note payable has been classified as current in the accompanying consolidated balance sheet.

          In a commitment letter dated February 15, 2002, the bank agreed to modify the term note agreement principally as follows:

               1. Reduce the term note by $400,000 and apply the balance to the revolving line of credit.
               2. Require monthly principal payments of $25,416 with the remaining balance due at maturity, November 30, 2003.
               3.   Require personal guarantees of two
                    officers/stockholders.
               4.   Require a success fee of $150,000 due upon maturity.
               5. Require within ninety (90) days of the closing, Host America shall establish with Webster Bank a blocked depository account in the amount of not less than $150,000.
               6.   Require quarterly covenant measurements as follows:
                    a.   Current ratio equal to or greater than 1:1
                    b. Debt to net worth shall be equal to or less than 1.50:1
                    c.   Funded debt to EBITDA shall be measured
                         commencing with the fiscal quarter ended March 29, 2002 and shall at all times be less than or equal to 4.00:1.00. Quarterly thereafter, the covenant shall reduce by 50 basis points to 2.50:1.00 by December 31, 2002. The covenant shall remain at 2.50:1.00 quarterly thereafter.

                 HOST AMERICA CORPORATION AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     JUNE 29, 2001 AND JUNE 30, 2000

NOTE 6 -  LONG-TERM DEBT (Continued)

                    d. Debt service coverage ratio shall be equal to or greater than 1.0:1 for the quarter ending March 29, 2002 increasing each quarter to 1.20:1 on a cumulative rolling four (4) quarter basis ending December 27, 2002 and thereafter.

          The $150,000 success fee will be accrued as a debt financing cost from the date of the new loan agreement through the maturity date (November 30, 2003) and the $150,000 blocked depository account will be carried as restricted cash (separate from cash and cash equivalents).


NOTE 7 -  INTEREST RATE SWAP

          The Company entered into an interest rate swap agreement on July 31, 2000 effectively replacing variable interest payments (LIBOR + 2.5%) with fixed interest payments (9.77%) in order to hedge against the changes in the amount of future cash flows associated with payments on variable rate debt. As of June 29, 2001 the Company was paying a fixed rate of 7.27% and receiving 4.06% on a notional amount of $2,200,000. The differential paid on the interest rate swap agreement is recognized currently as an adjustment to interest expense and totaled $30,308 for the year ended June 29, 2001. The interest rate swap, totaling $111,568 at June 29, 2001, is reflected at fair value in the Company's consolidated balance sheet and the related loss on this contract is deferred in shareholders' equity (as a component of accumulated other comprehensive loss). This deferred loss is then amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. The effect of this accounting on the Company's operating results is that the interest expense on the portion of variable-rate debt being hedged is generally recorded based on a fixed interest rate (9.77%).

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


          In December 2000, the Company granted 97,500 options at an exercise price determined by the Company's Board of Directors to be $2.69 per share. The stock purchase options are subject to certain adjustment provisions in the event of any stock dividends, reverse splits and/or reclassifications of common stock, and expire ten years from the date of the grant.

          A summary of the status of the Company's stock options and changes during the year is presented below. In all instances, the exercise price of the options approximates the market price of the stock on the grant date:

                 HOST AMERICA CORPORATION AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     JUNE 29, 2001 AND JUNE 30, 2000

NOTE 8 -  STOCKHOLDERS' EQUITY (Continued)

                                                          June 29, 2001                         June 30, 2000
                                                   ----------------------------          ----------------------------
                                                                           Weighted                              Weighted
                                                                           Average                               Average
                                                                           Exercise                              Exercise
                                             Outstanding     Price          Price   Outstanding    Price          Price
                                             -----------     -----          -----   -----------    -----          -----
          Outstanding at beginning of year     212,000     $2.25 - 5.00   $  3.08       12,000  $        5.00    $  5.00

          Granted                               97,500             2.69      2.69      200,000   2.25 -  4.00       2.96

          Exercised                                  -                -         -            -              -          -
          Canceled                                   -                -         -            -              -          -
                                               -------     ------------   -------      -------  -------------    -------
          Outstanding at end of year           309,500     $2.25 - 5.00   $  2.96      212,000  $2.25 -  5.00    $  3.08
                                               =======     ============   =======      =======  =============    =======

          Weighted average fair value of
           options issued during the year      $2.20                                   $3.79
                                               =====                                   =====



          Information relating to outstanding options at June 29, 2001 is as follows:

                                            Exercise Price Range
                                            --------------------
                                             $2.25        $4.00
                                               to           to
                                             $2.40        $5.00

          Number of options:
               Outstanding                   212,500      97,000
               Exercisable                   212,500      97,000

          Weighted average exercise price:
               Outstanding                   $2.28        $4.12
               Exercisable                   $2.28        $4.12

          Weighted average contractual life
          remaining                          8.8 years    7.5 years


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

                                                    June 29, 2001    June 30, 2000
                                                    -------------    -------------

            Net loss - as reported                  $    (42,387)    $   (674,051)

            Net loss - pro forma                        (117,463)      (1,118,201)

            Loss per common share - as reported             (.03)            (.59)

            Loss per common share - pro forma               (.09)            (.98)

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions:

                                                      2001         2000
                                                      ----         ----
               Expected dividend yield                  0%           0%
               Expected volatility                     74%          99%
               Risk-free interest rate                5.2%         5.0%
               Expected life of options         120 months   120 months

                 HOST AMERICA CORPORATION AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     JUNE 29, 2001 AND JUNE 30, 2000

NOTE 8 -  STOCKHOLDERS' EQUITY (Continued)

          PREFERRED STOCK


          On March 1, 1998, the Company issued 700,000 shares of preferred stock to certain officers and directors of the Company. Each share of preferred stock is convertible into one share of common stock at a conversion value of $5.00 per share. The conversion price can potentially decrease should the Company meet certain revenue and pre-tax earnings incentives over the three year period after the public offering (July, 2001). Since the Company did not attain any of the incentives, each share of Series A preferred stock shall automatically convert, at no additional cost to the holder into one (1) share of common stock in July, 2004. The preferred shares have been valued by the Board of Directors at $5.00 per share based on the stock's conversion value. The preferred shares are entitled to vote on all matters that the common stock is entitled to vote on based on one vote per share and other than incentive conversion features contain no other rights, or privileges beyond those of common shareholders.


NOTE 9 -  INCOME TAXES

          The provision for income taxes consists of the following for the years ending June 29, 2001 and June 30, 2000:


                                                     2001           2000
                                                  ----------     ----------

               Current
                 Federal                          $     -        $     -
                 State                                44,500           -
               Deferred                                 -              -
                                                  ----------     ----------
                                                  $   44,500     $     -
                                                  ==========     ==========

          The Company has federal net operating loss carryforwards of approximately $1,084,000 expiring through fiscal 2020.

          Expected tax expense based on the federal statutory rate is reconciled with the actual expense for the years ended June 29, 2001 and June 30, 2000 as follows:


                                                     2001           2000
                                                  ----------     ----------

               Statutory federal income tax              34%            34%
               State income taxes                     2,107            -
               Other                                      1              1
               Change in valuation allowance            (35)           (35)
                                                  ----------     ----------
                                                      2,107%           -
                                                  ==========     ==========

          The significant components of the deferred tax provision are as follows:


                                                     2001           2000
                                                  ----------     ----------

               Net operating loss - federal       $  319,000     $ (411,000)
               Net operating loss - state             79,000        (75,000)
               Interest rate swap                    (45,000)          -
               Valuation allowance                  (353,000)       486,000
                                                  ----------     ----------
                                                  $     -        $     -
                                                  ==========     ==========

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

NOTE 11 - ADVERTISING

          The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense was $22,563 and $35,338 for the years ended June 29, 2001 and June 30, 2000, respectively

NOTE 12 - 401K PLAN

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

          Business segment financial information as of and for the year ended June 29, 2001 is as follows:


                                                Lindley Food
                                  Host America    Service
                                  Corporation   Corporation      Total      Eliminations   Consolidated
                                  -----------   -----------   -----------   ------------   ------------
Sales to unaffiliated customers   $14,150,598   $ 7,503,518   $21,654,116   $    (17,948)   $21,636,168
Segment (loss) profit                (369,462)      327,075       (42,387)           -          (42,387)
Depreciation and amortization         288,971       299,055       588,026            -          588,026
Provision for income taxes              4,500        40,000        44,500            -           44,500

Segment assets                      2,369,645     6,613,508     8,983,153            -        8,983,153


          The reporting requirements under SFAS No. 131 were prepared as a result of the Company's acquisition of Lindley during fiscal 2001, therefore the Company did not adopt the reporting requirements of this statement at June 30, 2000.


NOTE 15 - OTHER INCOME (EXPENSE)

          The significant components of other income (expense) are as follows:


                                                      For the Years Ended
                                                      -------------------
                                                 June 29, 2001  June 30, 2000
                                                 -------------  -------------

               Interest income                   $    11,174    $       901
               Dividend income                         9,000        104,500
               Gain on disposal of assets             20,994              -
               Other income                           11,502         24,080
                                                 -----------    ------------
               Total other income                     52,670         129,481
               Interest expense                     (283,461)        (32,285)
                                                 -----------    ------------
                                                 $  (230,791)   $     97,196
                                                 ===========    ============


                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  HOST AMERICA CORPORATION


March 27, 2002                    By: /s/ GEOFFREY W. RAMSEY
                                     ---------------------------------
                                  Geoffrey W. Ramsey
                                  President, Chief Executive Officer
                                  and Director


March 27, 2002                    By: /s/ DAVID J. MURPHY
                                     ---------------------------------
                                  David J. Murphy
                                  Executive Vice President, Chief
                                  Financial and Accounting Officer and
                                  Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

 /s/ ANNE L. RAMSEY        Secretary and Director      March 27, 2002
--------------------------
Anne L. Ramsey


/s/ THOMAS P. EAGAN, JR.   Director                    March 27, 2002
--------------------------
Thomas P. Eagan, Jr.


/s/ PATRICK J. HEALY       Director                    March 27, 2002
--------------------------
Patrick J. Healy


/s/ JOHN D'ANTONA          Director                    March 27, 2002
--------------------------
John D'Antona


/s/ GILBERT ROSSOMANDO     Director                    March 27, 2002
--------------------------
Gilbert Rossomando