Form 10QSB/A
period 2001-09-28
HOST AMERICA CORP
filed 2002-03-27
CIK 809012

FORM 10-QSB/A1

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 28, 2001   Commission File Number  33-11170-B

                        HOST AMERICA CORPORATION
         (Exact name of registrant as specified in its charter)

          COLORADO                               06-1168423
-------------------------------------------------------------------------
  (State or other jurisdiction       (I.R.S. Employer Identification No.)
of incorporation or organization)

2 Broadway                 Hamden, Connecticut                 06518-2697
-------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip code)


Registrant's telephone number, including area code       (203) 248-4100
-------------------------------------------------------------------------



-------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


           Class                          Number of shares outstanding at
Common Stock, $.001 par value                   September 28, 2001
                                                 1,470,147 shares

                HOST AMERICA CORPORATION AND SUBSIDIARIES

                    SEPTEMBER 28, 2001 FORM 10-QSB/A1

                                  INDEX


PART I - FINANCIAL INFORMATION                                       PAGE

Item 1.   Consolidated Condensed Financial Statements

          Consolidated Condensed Balance Sheets -
          September 28, 2001 (Unaudited) and
          June 29, 2001 (Audited)                                       3

          Consolidated Condensed Statements of Operations and
          Comprehensive Loss for the three months ended
          September 28, 2001 (Unaudited) and September 29, 2000
          (Unaudited)                                                   4

          Consolidated Condensed Statements of Cash Flows - for
          the three months ended September 28, 2001 (Unaudited)
          and September 29, 2000 (Unaudited)                            5


          Notes to Consolidated Condensed Financial Statements
          (unaudited)                                                   6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          14

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                            20

Item 2.   Changes in Securities                                        20

Item 3.   Defaults Upon Senior Securities                              20

Item 4.   Submission of Matters to a Vote of Security Holders          20

Item 5.   Other Information                                            20

Item 6.   Exhibits and Reports on Form 8-K                             20

     Signatures                                                        21

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS

                                 ASSETS

                                                  September 28, 2001     June 29, 2001
                                                     (Unaudited)           (Audited)
                                                  ------------------   ------------------
CURRENT ASSETS
  Cash and cash equivalents                          $    411,778         $    360,077
  Accounts receivable, net of allowance for
    doubtful accounts of $15,000 as of September 28,
    2001 and June 29, 2001, respectively                2,886,053            2,684,758
  Inventory                                               575,467              567,242
  Prepaid expenses and other                              315,420              257,562
                                                     ------------         ------------
        Total current assets                            4,188,718            3,869,639

PROPERTY AND EQUIPMENT, net                             1,018,946              960,580

OTHER ASSETS
  Other                                                    72,922               59,543

  Goodwill, net                                         3,727,138            3,448,374
  Customer list, net                                      632,749              645,017
                                                     ------------         ------------
                                                        4,432,809            4,152,934
                                                     ------------         ------------
                                                     $  9,640,473         $  8,983,153
                                                     ============         ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Demand notes payable                               $  1,117,889         $    892,889

  Current portion of long-term debt                     2,241,532            2,286,128
  Interest rate swap                                      152,614              111,568

  Accounts payable                                      1,931,742            1,597,941
  Accrued expenses                                        478,456              479,306
                                                     ------------         ------------

        Total current liabilities                       5,922,233            5,367,832

LONG-TERM DEBT, less current portion included above       125,253              110,224

INTEREST RATE SWAP                                              -                    -


COMMITMENTS                                                     -                    -

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 2,000,000 shares
    Authorized                                                700                  700
  Common stock, $.001 par value, 80,000,000 shares
    Authorized                                              1,470                1,413
  Additional paid-in capital                            8,910,295            8,770,088

  Deficit                                              (5,166,864)          (5,155,536)

  Accumulated other comprehensive loss                   (152,614)            (111,568)
                                                     ------------         ------------

        Total stockholders' equity                      3,592,987            3,505,097
                                                     ------------         ------------
                                                     $  9,640,473         $  8,983,153
                                                     ============         ============


The accompanying notes are an integral part of these consolidated condensed financial statements.
                                   -3-

                HOST AMERICA CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE LOSS




                                                        For the three months ended
                                                  ---------------------------------------
                                                  September 28, 2001   September 29, 2000
                                                     (Unaudited)          (Unaudited)
                                                  ------------------   ------------------
NET REVENUES                                         $  6,042,812         $  4,860,233


COST OF GOODS SOLD                                      4,686,035            3,745,572
                                                     ------------         ------------

    Gross profit                                        1,356,777            1,114,661


GENERAL AND ADMINISTRATIVE EXPENSES                     1,291,254            1,107,174
                                                     ------------         ------------

    Income from operations                                 65,523                7,487
                                                     ------------         ------------


OTHER INCOME (EXPENSE)
  Other income, net                                         5,272               22,878
  Interest expense                                        (75,123)             (27,040)
                                                     ------------         ------------
                                                          (69,851)              (4,162)
                                                     ------------         ------------


    Income (loss) before provision for income taxes        (4,328)               3,325


PROVISION FOR INCOME TAXES                                  7,000                    -
                                                     ------------         ------------


    Net income (loss)                                $    (11,328)        $      3,325


OTHER COMPREHENSIVE LOSS, before tax
  Interest rate swap adjustments:
    Unrealized loss on agreement                          (47,750)                   -
    Reclassification adjustment for losses included
      in net loss                                           6,704                    -
                                                     ------------         ------------

  Other comprehensive loss, before tax                    (41,046)                   -

  Provision for (benefit from) income tax related
    to other comprehensive loss                                 -                    -
                                                     ------------         ------------

  Other comprehensive loss, net of tax                    (41,046)                   -


  Comprehensive loss                                 $    (52,374)        $      3,325
                                                     ============         ============

Net income (loss) per common share                   $        NIL         $        NIL
                                                     ============         ============


WEIGHTED AVERAGE SHARES OUTSTANDING                     1,429,215            1,270,256
                                                     ============         ============

The accompanying notes are an integral part of these consolidated condensed financial statements.
                                   -4-

                HOST AMERICA CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                        For the three months ended
                                                  ---------------------------------------
                                                  September 28, 2001   September 29, 2000
                                                     (Unaudited)          (Unaudited)
                                                  ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                  $    (11,328)        $      3,325

  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                       102,386              119,213

  Changes in operating assets and liabilities              50,208              111,406
                                                     ------------         ------------
      Net cash provided by operating activities           141,266              233,944
                                                     ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                     (60,124)             (47,668)
  Cash paid for businesses acquired                      (159,635)          (4,590,608)
                                                     ------------         ------------
      Net cash used in investing activities              (219,759)          (4,638,276)
                                                     ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from demand notes payable, net                 225,000              547,889
  Proceeds from issuance of common stock                      264                    -
  Proceeds from long-term debt                                  -            2,500,000
  Deferred financing and stock issuance costs                   -              (12,500)
  Principal payments on long-term debt                    (95,070)            (161,003)
                                                     ------------         ------------
      Net cash provided by financing activities           130,194            2,874,386
                                                     ------------         ------------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                               51,701           (1,529,946)

CASH AND CASH EQUIVALENTS, beginning of period            360,077            1,720,407
                                                     ------------         ------------

CASH AND CASH EQUIVALENTS, end of period             $    411,778         $    190,461
                                                     ============         ============

Cash paid for business acquired is comprised of:
  Fair value of assets acquired                      $    299,635         $  6,560,285
  Liabilities assumed                                           -              969,677
                                                     ------------         ------------
  Purchase price                                          299,635            5,590,608
  Common stock issued for acquired business              (140,000)          (1,000,000)
                                                     ------------         ------------
  Cash paid for business acquired                    $    159,635         $  4,590,608
                                                     ============         ============

Non-cash Investing and Financing Activities:
  Equipment acquired through assumption of
    notes payable and capital leases                 $     65,504         $          -


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

          EARNINGS PER SHARE


          Earnings per share for the three months ended September 28, 2001 has been computed based on the weighted average shares outstanding during the periods. Diluted earnings per share was not presented for the three months ended September 28, 2001 and September 29, 2000 as the potentially dilutive warrants, convertible preferred stock and stock purchase options were anti-dilutive. Convertible preferred shares subject to future dilution totaled 700,000 at September 28, 2001 and September 29, 2000 and shares under stock purchase options totaled 309,500 and 212,000, respectively.

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


          The Company has elected to adopt SFAS No. 142 effective June 29, 2001, which has reduced amortization expense and increased net income by approximately $61,000 for the three months ended September 28, 2001 (See Note C).

NOTE B -  ACQUISITIONS

          On July 31, 2000, the Company purchased all of the issued and outstanding shares of Lindley Food Service Corporation (Lindley), plus acquisition costs, resulting in a total purchase price of approximately $5,913,000. The Company issued 198,122 shares of common stock and partially financed the acquisition with a $2,500,000 five-year term loan (See Note E). Lindley is engaged in providing full-service contract feeding programs primarily to schools, senior citizens, day care centers, charitable organizations and other government funded agencies. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $4,351,000 of which $687,000 was allocated to Lindley's customer list in accordance with the provisions of SFAS No. 141 and the remaining $3,664,000 has been recorded as goodwill.

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

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)

NOTE B -  ACQUISITIONS (Continued)


          The purchase price was allocated to the assets acquired (no liabilities were assumed) based upon their estimated fair values as follows:

               Property and equipment                       $  20,870
               Goodwill                                       278,765
                                                            ---------
                    Total assets purchased                    299,635
               Accrued liabilities assumed                          -
                                                            ---------
          Total purchase price                              $ 299,635
                                                            =========


          The following information reflects the pro forma results of operations of the Company for the three months ended September 28, 2001 and September 29, 2000 assuming the Lindley and Contra-Pak acquisitions had occurred at the beginning of the respective periods:

                                                     2001           2000
                                                  ----------     ----------


               Net revenues                       $6,221,790     $5,929,676

               Income from continuing operations      54,286         61,400
               Net income (loss)                     (22,565)        75,791

               Income (loss) per share                   NIL            .05

NOTE C -  GOODWILL

          The changes in the carrying amount of goodwill for the three months ended September 28, 2001, are as follows:

               Balance as of June 29, 2001                $4,093,391

               Goodwill acquired during the year             278,765
               Allocation to customer list                  (687,000)
               Impairment loss                                     -
                                                          ----------
               Balance as of September 28, 2001           $3,685,156
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

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)

NOTE C -  GOODWILL (Continued)

          Proforma comparative results for the three months ended
          September 29, 2000 follows:

                                                     2001           2000
                                                   (Actual)      (Pro Forma)
                                                  ----------     -----------


                 Reported net income (loss)       $   (11,328)   $      3,325
                 Add back: Goodwill amortization            -          37,608
                                                  -----------    ------------
                 Adjusted net income (loss)       $   (11,328)   $     40,933
                                                  ===========    ============


               Basic Earnings per share:
                 Reported net loss                        NIL             NIL

                 Goodwill amortization                    -               .03
                                                  -----------    ------------
                 Adjusted net income                      NIL    $        .03
                                                  ===========    ============

NOTE D -  CUSTOMER LIST

          A summary of the carrying amount of the customer list as of September 28, 2001 is as follows:


                                             September 28, 2001
                                             ------------------

               Customer List                    $   687,000
               Less:  accumulated
                Amortization                         54,251
                                                -----------
                                                $   632,749
                                                ===========

          Amortization of the customer list for the three month period ended September 28, 2001 totaled $12,268.

          Future amortization expense for each of the fiscal years succeeding September 28, 2001 are as follows:

               2002                             $  45,800
               2003                                45,800
               2004                                45,800
               2005                                45,800
               2006                                45,800
               2007 and thereafter                403,749
                                                ---------

                                                $ 632,749
                                                =========

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

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)


NOTE E -  DEMAND NOTES PAYABLE AND LONG TERM DEBT

          In connection with the July 31, 2000 acquisition of Lindley, the Company obtained a $2,500,000 term loan and a demand note payable (revolving line of credit) of up to $1,200,000. The term loan requires monthly principal installments ranging from $30,000 to $47,500 plus interest at LIBOR plus 2.5% (6.08% at September 28, 2001) and matures on August 1, 2005. Total principal outstanding under the term loan at September 28, 2001 was $2,140,000.


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


          The term note and demand note payable are collateralized by substantially all of the assets of the Company. In addition, they are subject to certain financial covenants, noncompliance with which would be considered an event of default and provide the bank with the right to demand repayment prior to the maturity date. The Company is required to comply with the requirements on a quarterly basis. The Company was not in compliance with the following covenants at September 28, 2001:

          *    Total indebtedness to net worth of 1.50:1.00

          *    Funded debt to EBITDA of 2.5:1.00


          * Ratio of EBIDA to current maturities and interest expense of 1.4:1.00


          *    Current Ratio of 1.35:1.00

          * Reduction of Line of Credit to an amount no greater than $330,000 for thirty consecutive days.

          In a letter dated November 9, 2001, the bank has waived the right to exercise its remedies in default for these specific instances of noncompliance; however, the bank reserved the right to demand repayment upon future violation of debt covenants in any quarter. A $5,000 fee was paid to the bank in connection with obtaining this waiver. Since it is probable that the Company will fail to meet the covenant requirements in future quarters, the term note payable has been classified as current in the accompanying consolidated condensed balance sheet.

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

          The $150,000 success fee will be accrued as a debt financing cost from the sate of the new loan agreement through the maturity date (November 30, 2003) and the $150,000 blocked depository account will be carried as restricted cash (separate from cash and cash equivalents).

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


NOTE H -  OTHER INCOME (EXPENSE)

The significant components of other income (expense) are as follows:

                                          For the three months ended  For the three months ended
                                              September 28, 2001          September 29, 2000
                                              ------------------          -------------------

               Interest income                    $        -                  $   10,293
               Dividend income                             -                       9,000
               Other income                            5,272                       3,585
                                                  ----------                  ----------
               Total other income                      5,272                      22,878
               Interest expense                      (75,123)                    (27,040)
                                                  ----------                  ----------
                                                  $  (69,851)                 $  ( 4,162)
                                                  ==========                  ==========

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

          Business segment financial information as of and for the three months ended September 28, 2001 is as follows:



                                        Lindley
                           Host          Food
                          America       Service
                        Corporation   Corporation     Total       Eliminations  Consolidated
                        -----------   -----------     -----       ------------  ------------
Sales to unaffiliated
  Customers             $ 3,553,619   $ 2,502,736   $ 6,056,355   $   (13,543)  $ 6,042,812
Segment (loss) profit      (124,654)      113,326       (11,328)          -         (11,328)
Depreciation and
 Amortization                75,795        26,591       102,386           -         102,386
Provision for income
 taxes                        1,000         6,000         7,000           -           7,000
Segment assets            2,334,372     7,306,101     9,640,473           -       9,640,473

NOTE J-   SUBSEQUENT EVENT


          On October 26, 2001, the Company entered into a Merger Agreement (the "Agreement") with Host Merger Corporation ("HMC") and SelectForce, Inc. ("Select"). Pursuant to the Agreement and subject to shareholder approval, Select will merge with HMC, a wholly-owned subsidiary of Host organized for the purposes of the merger. HMC, as the surviving corporation, will remain a wholly-owned subsidiary of Host and will change its name to Select. Select shareholders will receive, in the aggregate, 700,000 shares of Host's "restricted" common stock in exchange for all of the outstanding shares of Select common stock. Select is a regional employment screening company with operations in Oklahoma, Texas, Missouri, Kansas and Arkansas. Host anticipates seeking shareholder approval for this transaction at its 2001 annual meeting of shareholders.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION


This Form 10-QSB/A1 for the quarter ended September 28, 2001 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operations, market conditions in the food service industry, our ability to make and integrate acquisitions and the impact of government regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:


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


The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-QSB/A1. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Form 10-QSB/A1 may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.


OVERVIEW


Host America Corporation ("Host") is a regional contract food service management company which specializes in providing the management of corporate dining rooms and cafeterias and such ancillary services as special event catering, vending and office coffee service and home food replacement (fully cooked, home-style meals, typically made from scratch, suitable for take-out). The diversity of services allows the Company's clients to offer their employees full breakfast and lunch availability, multi-level catering and a variety of complimentary food service options. The Company currently has operations in Connecticut, Massachusetts, New Hampshire, New York, New Jersey, Rhode Island and Texas.


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


Host generated income from operations of $65,523 for the 2001 period as compared to $7,487 for the 2000 period, and had a net loss of $11,328 as compared to a net income of $3,325 for the 2000 period. The significant improvement in income from operations for the 2001 period was a direct result of the impact of Lindley, which operated for a full quarter in the 2001 period versus only two months in the 2000 period and the elimination of amortization expense of $37,608 (See Note C) incurred in the 2000 period.


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

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES


The Company has principally financed its operations through its public offering, operating revenues and loans. The Company's liquidity as evidenced by its current ratio has declined. The current ratio was .71:1 and .72:1 at September 28, 2001 and June 29, 2001, respectively. This decline is due mainly to the payment of expenses from working capital incurred in the acquisition of Contra-Pak and the classification of the term note payable as a current liability based upon Host's inability to meet the covenant requirements of the term and demand notes as discussed below.


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


The term note and demand note payable are collateralized by substantially all of the assets of the Company. In addition, they are subject to certain financial covenants, noncompliance with which would be considered an event of default and provide the bank with the right to demand repayment prior to the maturity date. The Company is required to comply with the requirements on a quarterly basis. The Company was not in compliance with the following covenants at September 28, 2001:

     *    Total indebtedness to net worth of 1.50:1.00

     *    Funded debt to EBITDA of 2.5:1.00

     * Ratio of EBIDA to current maturities and interest expense of 1.4:1.00

     *    Current Ratio of 1.35:1.00

     * Reduction of Line of Credit to an amount no greater than $330,000 for thirty consecutive days.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In a letter dated November 9, 2001, the bank has waived the right to exercise its remedies in default for these specific instances of noncompliance; however, the bank reserved the right to demand repayment upon future violation of debt covenants in any quarter. A $5,000 fee was paid to the bank in connection with obtaining this waiver. Since it is probable that the Company will fail to meet the covenant requirements in future quarters, the term note payable has been classified as current in the accompanying consolidated condensed balance sheet.

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



Item 1 - Legal Proceedings                   NONE

Item 2 - Change in Securities                NONE

Item 3 - Defaults Upon Senior Securities     NONE

Item 4 - Submission of Matters to a Vote of
         Security Holders                    NONE

Item 5 - Other Information                   NONE

Item 6 - Exhibits and Reports on Form 8-K    (a)  Exhibits


                                             10.35 Agreement for Food
                                             Services with Harbor Park
                                             Associates dated August 10,
                                             2001*


                                             (b)  Disclosure of the asset
                                             purchase of Contra-Pak, Inc.
                                             was filed under Item 5 of
                                             Form 8-K on September 13,
                                             2001.


____________________________
*  previously filed

                               SIGNATURES
                               ----------


Pursuant to the requirements of The Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HOST AMERICA CORPORATION



Date:  March 27, 2002              By: /s/  GEOFFREY W. RAMSEY
                                   ------------------------------------
                                   Geoffrey W. Ramsey, President
                                   and Chief Executive Officer




Date:  March 27, 2002              By: /s/  DAVID J. MURPHY
                                   ------------------------------------
                                   David J. Murphy, Chief Financial
                                   Officer