Form 10QSB/A
period 2001-12-28
HOST AMERICA CORP
filed 2002-03-27
CIK 809012

FORM 10-QSB/A1

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

                    DECEMBER 28, 2001 FORM 10-QSB/A1

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

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS



                                 ASSETS

                                                   December 28, 2001     June 29, 2001
                                                      (Unaudited)          (Audited)
                                                  ------------------   ------------------
CURRENT ASSETS
  Cash and cash equivalents                          $    195,707         $    360,077
  Accounts receivable, net of allowance for
   doubtful accounts of $15,000 as of December 28,
   2001 and June 29, 2001, respectively                 3,099,863            2,684,758
  Inventory                                               590,196              567,242
  Prepaid expenses and other                              251,961              257,562
                                                     ------------         ------------
        Total current assets                            4,137,727            3,869,639

PROPERTY AND EQUIPMENT, net                               997,820              960,580

OTHER ASSETS
  Other                                                    54,042               59,543

  Customer list, net                                      620,481              645,017
  Goodwill, net                                         3,727,139            3,448,374

                                                     ------------         ------------
                                                        4,401,662            4,152,934
                                                     ------------         ------------
                                                     $  9,537,209         $  8,983,153
                                                     ============         ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

  Demand notes payable                               $  1,592,889         $    892,889
  Current portion of long-term debt                       446,666            2,286,128
  Interest rate swap                                       25,226              111,568
  Accounts payable                                      1,916,352            1,597,941
  Accrued expenses                                        437,971              479,306
                                                     ------------         ------------
        Total current liabilities                       4,419,104            5,367,832

LONG-TERM DEBT, less current portion included above     1,369,934              110,224

INTEREST RATE SWAP                                        100,903                -


COMMITMENTS                                                 -                    -

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 2,000,000 shares
   authorized                                                 700                  700
  Common stock, $.001 par value, 80,000,000 shares
   authorized                                               1,473                1,413
  Additional paid-in capital                            8,920,461            8,770,088
  Deficit                                              (5,149,237)          (5,155,536)
  Accumulated other comprehensive loss                   (126,129)            (111,568)
                                                     ------------         ------------
        Total stockholders' equity                      3,647,268            3,505,097
                                                     ------------         ------------
                                                     $  9,537,209         $  8,983,153
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

NOTE B -  ACQUISITIONS


          On July 31, 2000, the Company purchased all of the issued and outstanding shares of Lindley Food Service Corporation (Lindley), plus acquisition costs and subsequent purchase price adjustment, resulting in a total purchase price of approximately $5,913,000. The Company issued 198,122 shares of common stock and partially financed the acquisition with a $2,500,000 five-year term loan (See Note E). Lindley is engaged in providing full-service contract feeding programs primarily to schools, senior citizens, day care centers, charitable organizations and other government funded agencies. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $3,664,000 and has been recognized as goodwill.

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
                                             ===========

          The following information reflects the pro forma results of operations of the Company for the six months ended December 28, 2001 and December 29, 2000 assuming the Lindley and Contra-Pak acquisitions had occurred at the beginning of the respective periods:


                                                      2001           2000
                                                   ----------     ----------


               Net revenue                        $12,385,166    $11,787,475
               Income from continuing operations      184,563        203,590
               Net income                              25,586        138,320
               Income per share                         .02            .10

NOTE C -  GOODWILL

          The changes in the carrying amount of goodwill for the six months ended December 28, 2001, are as follows:


               Balance as of June 29, 2001             $3,448,374
               Goodwill acquired during the year          278,765
               Allocation to customer list               (687,000)
               Impairment loss                               -
                                                       ----------
               Balance as of December 28, 2001         $3,727,139
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
                 Adjusted net income              $        NIL   $        .12
                                                  ============   ============

NOTE D -  CUSTOMER LIST

          A summary of the carrying amount of the customer list as of December 28, 2001 is as follows:

                                                December 28, 2001
                                                -----------------
               Customer list                      $    687,000

               Less: accumulated amortization           66,519
                                                  ------------
                                                  $    620,481
                                                  ============


          Amortization of the customer list for the six month period ended December 28, 2001 totaled $24,516.

          Future amortization expense for each of the fiscal years succeeding December 28, 2001 are as follows:


               2002                               $     45,800
               2003                                     45,800
               2004                                     45,800
               2005                                     45,800
               2006                                     45,800
               2007 and thereafter                     391,481
                                                  ------------
                                                  $    620,481
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


          The bank did not waive its rights in connection with these covenant violations as of December 28, 2001, however it did issue a commitment letter dated February 15, 2002, modifying the amount of the revolving line of credit from $1,200,000 to $1,600,000, changing the borrowing base definition from 70% to 75% of eligible accounts receivable, extending the expiration date to November 30, 2002, and changing the variable interest rate to the bank's prime rate plus 1.5% per annum. The bank also agreed to modify the term note agreement principally as follows:

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

          The revised bank agreements, as set forth in the commitment letter dated February 15, 2002, are scheduled to be finalized by the end of the Company's third fiscal quarter (March 29, 2002) as there are no contingencies in the agreements that would preclude a closing by this date. Also, although the Company is not in compliance with the revised covenant requirements at December 28, 2001, the Company fully anticipates that it will be in compliance by the next measurement period (March 29, 2002), and all the quarterly measurement points thereafter. Accordingly, the increased amount outstanding on the revolving line of credit and the scheduled term note debt repayments have been classified in the accompanying consolidated condensed financial statements in accordance with this commitment letter.


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

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION


This Form 10-QSB/A1 for the quarter ended December 28, 2001 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operations, market conditions in the food service industry, our ability to make and integrate acquisitions and the impact of government regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:


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


OVERVIEW


Host America Corporation ("Host") is a regional contract food service management company which specializes in providing the management of corporate dining rooms and cafeterias and such ancillary services as special event catering, vending and office coffee service and home food replacement (fully cooked, home-style meals, typically made from scratch, suitable for take-out). The diversity of services allows Host's clients to offer their employees full breakfast and lunch availability, multi-level catering and a variety of complimentary food service options. Host currently has operations in Connecticut, Massachusetts, New Hampshire, New York, New Jersey and Rhode Island.

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


During the fiscal quarter, Host opened five new corporate dining facilities. The accounts consisted of four new contract agreements for four locations and another contract agreement for a location Host had previously managed. Host provides corporate dining and other ancillary services for all of the five new corporate dining facilities. The new accounts are described below.

Merritt Crossing in Milford, CT opened on October 1, 2001. This is a multi-tenant office complex for corporate offices. Host had previously operated this facility for approximately two years. In the December 2000 Form 10-QSB, Host reported that after unsuccessful negotiations with the client, it was necessary to close the account because it was not meeting profitability expectations. Approximately one year later, the client requested that Host return to operate the facility with a management fee.

New England Business Services ("NEBS"), with facilities in Peterborough, NH and Townsend, MA, opened on October 22, 2001. NEBS provides upscale business forms, cards, shirts, etc. This is Host's

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

second attempt at doing business in Massachusetts.  The New
Hampshire facility complements the other New Hampshire location Host manages.

On November 5, 2001, Host opened a facility at 6 Armstrong Park in Shelton, CT, which is a multi-tenant corporate office complex. The client is Fusco Real Estate who sought out Host because of its reputation for quality food and service.

The headquarters for the Ames Department Stores in Rocky Hill, CT opened on December 17, 2001. This client is closing stores but not in the Northeast Region where it is most profitable. Host negotiated a subsidized contract with the client, which includes a management fee.

The new Connecticut-based accounts provide Host with operating efficiencies because of their proximity to Host's core base facilities in Connecticut.

In the second fiscal quarter, Host's Lindley Food Service subsidiary was awarded contracts to start providing snacks and lunches for the Naugatuck Head Start Program, Stratford YMCA Head Start Program and New Haven YMCA Start Program. These contracts were signed and the programs began in January 2002.

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

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Host generated net income of $17,627 after provision for income taxes of $9,000 for the three months ended December 28, 2001 as compared to net income of $62,811 for the three months ended December 29, 2000. There was no provision for income taxes in the 2000 period. The decline in profitability is partly attributable to the labor and other start-up costs associated with the new unit openings and the absorption of the Contra-Pak operation. Although the Company expects its growth rate to continue, the impact of the start-up costs on income from operations will diminish as the customer base grows. Further, profitability of existing units is expected to increase as operating costs stabilize, and as management continues to move sales and product mix to achieve optimum market penetration.


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


Host realized net income of $6,299 after provision for income taxes of $16,000 for the six months ended December 28, 2001 as compared to net income of $66,136 for the six months ended December 29, 2000. There was no provision for income taxes in the 2000 period.

Interest expense increased $38,265 for the six months ended December 28, 2001 when compared to the 2000 period. The increase was primarily due to the term note being outstanding for six months in 2001 as compared to five months in the 2000 period. Host also increased borrowings on its demand note which was partially offset by reduced interest rates.


Liquidity and Capital Resources


Host has principally financed its operations through its public offering, operating revenues and loans. Host's liquidity as evidenced by its current ratio has increased. The current ratio at December 28, 2001 and June 29, 2001 was .94:1 and .72:1, respectively. This increase is due mainly to the classification of the term note payable in accordance with the terms of the commitment letter dated February 15, 2002 as discussed below.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Net cash flows for the six-month period ended December 28, 2001 resulted in a decrease in cash and cash equivalents of $164,370. Operating activities resulted in a cash inflow of $63,972. The acquisition of Contra-Pak accounted for $159,635 of the $254,944 use of cash for investing activities. Host also had property and equipment purchases of $96,309 during the 2001 period. Host's financing activities resulted in a cash inflow of $26,602 due primarily to proceeds from financing sources, net of repayments for long-term debt. Cash flows from operations are believed to be sufficient to meet operating and other requirements for the remainder of this fiscal year. Future operating revenues will finance long-term liquidity.

In connection with the July 31, 2000 acquisition of Lindley, Host obtained a $2,500,000 term note and a demand note payable (revolving line of credit) of up to $1,200,000. The term note requires monthly principal installments ranging from $30,000 to $47,500 plus interest at LIBOR plus 2.5% (7.63% at December 28, 2001) and matures on August 1, 2005. Host is current in its payments on this obligation. Total principal outstanding under the term note at December 28, 2001 was $1,997,000.

The demand note payable provides for borrowings, based on a collateral formula, up to a maximum of $1,200,000, which note must be reduced each fiscal year to $330,000 for a thirty-day period. Webster Bank waived non-compliance with this provision and others by Host for the fiscal year ending June 2001. Interest is payable monthly on amounts outstanding at a variable rate, which at all times is equal to the bank's prime rate (4.75% at December 28, 2001). Host is current in its payments on this note. Total borrowings outstanding at December 28, 2001 totaled $1,042,889.

The term note and demand note payable are collateralized by substantially all of the assets of Host. In addition, they are subject to certain financial covenants, noncompliance with which would be considered an event of default and provide the bank with the right to demand repayment prior to the maturity date. Host is required to comply with the requirements on a quarterly basis. Host was not in compliance with the following covenants at December 28, 2001:


          *    Total indebtedness to net worth of 1.50:1.00

          *    Funded debt to EBITDA of 2.5:1.00

          * Ratio of EBIDA to current maturities and interest expense of 1.4:1.00

          *    Current Ratio of 1.35:1.00.

          * Reduction of Line of Credit to an amount no greater than $330,000 for thirty consecutive days.


Although Host did not obtain a waiver from the bank to exercise its remedies in default, the Company did obtain a commitment letter dated February 15, 2002, that modified the amount of the revolving line of credit from $1,200,000 to $1,600,000, changed the borrowing base definition from 70% to 75% of eligible accounts receivable, extended the expiration date to November 30, 2002, and changed the variable interest rate to the banks prime rate plus 1.5% per annum. The bank also agreed to modify the term note agreement principally as follows:


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


The revised bank agreements, as set forth in the commitment letter dated February 15, 2002, are scheduled to be finalized by the end of Host's third fiscal quarter (March 29, 2002) as there are no contingencies in the agreement that would preclude a closing by this date. Also, although the Company is not in compliance with the revised covenant requirements at December 28, 2001, the Company fully anticipates that it will be in compliance by the next measurement period (March 29, 2002), and all the quarterly measurement points thereafter. Accordingly, the increased amount outstanding on the revolving line of credit and scheduled term note debt repayments have been classified in the accompanying consolidated condensed financial statements in accordance with this commitment letter.


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


Host entered into an interest rate swap agreement on July 31, 2000 effectively replacing variable interest payments (LIBOR + 2.5%) with fixed interest payments (9.77%) in order to hedge against the changes in the amount of future cash flows associated with payments on variable rate debt. As of December 28, 2001, Host was paying a fixed rate of 7.27% and receiving 2.14% on a notional amount of $1,997,000. The differential paid on the interest rate swap agreement is recognized currently as an adjustment to interest expense and totaled $38,144 and $44,848 for the three and six months ended December 28, 2001, respectively. The interest rate swap, totaling $126,129 at December 28, 2001, is reflected at fair value in Host's consolidated condensed balance sheet and the related loss on this contract is deferred in shareholders' equity (as a component of accumulated other comprehensive loss). This deferred loss is then amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. The effect of this accounting on Host's operating results is that the interest expense on the portion of variable-rate debt being hedged is generally recorded based on a fixed interest rate (9.77%).

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Host does not anticipate making any substantial capital expenditures during the balance of the fiscal year that are not typically reimbursed by its customers. Initial capital expenditures primarily incurred when a new food service agreement is in its initial start up phase will be financed by cash flows from operations. In October, 2001, Lindley Food Service Corporation purchased a rotary filling and sealing cupping machine for $38,436 to service newly acquired contracts in New Haven, Connecticut.
This equipment has been financed by a one-year capital lease, which will be paid for out of operating cash flows until September 2002.

On October 31, 2001, Host terminated its contract with the Town of Hamden to provide food service operations at the Laurel View Country Club. It is not anticipated that the loss of this customer will have a material effect on its revenues.

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

Item 3 - Defaults Upon Senior Securities     NONE

Item 4 - Submission of Matters to a
          Vote of Security Holders           NONE

Item 5 - Other Information                   NONE

Item 6 - Exhibits and Reports on
          Form 8-K/A                    (a)   Exhibits


                                        10.36 Agreement for Food Services
                                              with New England Business
                                              Services dated October 1,
                                              2001 (New Hampshire)*

                                        10.37 Agreement for Food Services
                                              with New England Business
                                              Services dated October 1,
                                              2001  (Massachusetts)*

                                        10.38 Agreement for Food Services
                                              with  Armstrong Park
                                              Associates dated October 1,
                                              2001*

                                        10.39 Agreement for Food Services
                                              with Ames Merchandise
                                              Corporation dated October
                                              29, 2001*

                                        10.40 Agreement for Food Services
                                              with Merritt Crossing at
                                              440 Wheelers Farm Road,
                                              L.L.C.*

                                        (b)   Disclosure of the Merger
                                              Agreement with Select-
                                              Force, Inc. signed on
                                              October 26, 2001 filed on
                                              Form 8-K on November 1,
                                              2001*
________________________________
* previously filed

                               SIGNATURES
                               ----------

Pursuant to the requirements of The Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HOST AMERICA CORPORATION



Date:  March 27, 2002              By:/s/  GEOFFREY W. RAMSEY
                                   --------------------------------------
                                   Geoffrey W. Ramsey, President
                                   and Chief Executive Officer




Date:  March 27, 2002              By:/s/  DAVID J. MURPHY
                                   --------------------------------------
                                   David J. Murphy, Executive Vice
                                   President and Chief Financial Officer