Form 10QSB
period 2002-03-29
HOST AMERICA CORP
filed 2002-05-10
CIK 809012

FORM 10-QSB
                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 29, 2002           Commission File Number 0-16196

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

                                        Number of shares outstanding at
            Class                                March 29, 2002
Common Stock, $.001 par value                   2,173,537 shares

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                       MARCH 29, 2002 FORM 10-QSB
                                  INDEX


PART I - FINANCIAL INFORMATION                                       PAGE

Item 1.   Consolidated Condensed Financial Statements

          Consolidated Condensed Balance Sheets - March 29, 2002
          (Unaudited) and June 29, 2001 (Audited)                       3

          Consolidated Condensed Statements of Income (Loss) and
          Comprehensive Income  (Loss) - for the three months
          ended March 29, 2002 (Unaudited) and March 30, 2001
          (Unaudited)                                                   4

          Consolidated Condensed Statements of Income and
          Comprehensive Income - for the nine months ended
          March 29, 2002 (Unaudited) and March 30, 2001
          (Unaudited)                                                   5

          Consolidated Condensed Statements of Cash Flows - for
          the nine months ended March 29, 2002 (Unaudited) and
          March 30, 2001 (Unaudited)                                    6

          Notes to Consolidated Condensed Financial Statements
          (Unaudited)                                                   7

Item 2.   Management's Discussion and Analysis or Plan of Operation    16


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                            23

Item 2.   Changes in Securities                                        23

Item 3.   Defaults Upon Senior Securities                              23

Item 4.   Submission of Matters to a Vote of Security Holders          23

Item 5.   Other Information                                            23

Item 6.   Exhibits and Reports on Form 8-K/A                           23

          Signatures                                                   24

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS



                                 ASSETS

                                                     March 29, 2002      June 29, 2001
                                                      (Unaudited)          (Audited)
                                                  ------------------   ------------------

CURRENT ASSETS
  Cash and cash equivalents                          $    584,272         $    360,077
  Accounts receivable, net of allowance for
   doubtful accounts of $22,000 and $15,000 as of
   March 29, 2002 and  June 29, 2001, respectively      3,106,648            2,684,758
  Inventory                                               554,850              567,242
  Prepaid expenses and other                              265,531              257,562
                                                     ------------         ------------
        Total current assets                            4,511,301            3,869,639

PROPERTY AND EQUIPMENT, net                               945,043              960,580

OTHER ASSETS
  Other                                                    54,026               59,543
  Customer lists, net                                     802,522              645,017
  Goodwill, net                                         5,015,948            3,448,374
                                                     ------------         ------------
                                                        5,872,496            4,152,934
                                                     ------------         ------------
                                                     $ 11,328,840         $  8,983,153
                                                     ============         ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Demand notes payable                               $  1,367,889         $    892,889
  Current portion of long-term debt                       429,174            2,286,128
  Interest rate swap                                       29,872              111,568
  Accounts payable                                      1,937,129            1,597,941
  Accrued expenses                                        461,706              479,306
                                                     ------------         ------------
        Total current liabilities                       4,225,770            5,367,832

LONG-TERM DEBT, less current portion included above     1,350,012              110,224

INTEREST RATE SWAP                                         73,319                   -

COMMITMENTS                                                    -                    -

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 2,000,000 shares
   authorized                                                 700                  700
  Common stock, $.001 par value, 80,000,000 shares
   authorized                                               2,173                1,413
  Additional paid-in capital                           10,879,761            8,770,088
  Deficit                                              (5,099,704)          (5,155,536)
  Accumulated other comprehensive loss                   (103,191)            (111,568)
                                                     ------------         ------------
        Total stockholders' equity                      5,679,739            3,505,097
                                                     ------------         ------------
                                                     $ 11,328,840         $  8,983,153
                                                     ============         ============
The accompanying notes are an integral part of these consolidated condensed financial statements.
                                              -3-

                HOST AMERICA CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                     AND COMPREHENSIVE INCOME (LOSS)

                                                         For the six months ended
                                                  ---------------------------------------
                                                     March 29, 2002      March 30, 2001
                                                      (Unaudited)          (Unaudited)
                                                  ------------------   ------------------
NET REVENUES                                         $  5,881,868         $  5,335,463

COST OF GOODS SOLD                                      4,515,099            4,097,064
                                                     ------------         ------------

        Gross profit                                    1,366,769            1,238,399

GENERAL AND ADMINISTRATIVE EXPENSES                     1,246,004            1,214,953
                                                     ------------         ------------

      Income from operations                              120,765               23,446
                                                     ------------         ------------

OTHER INCOME (EXPENSE)
  Other income                                                901                7,418
  Interest expense                                        (69,134)             (88,040)
                                                     ------------         ------------
                                                          (68,233)             (80,622)
                                                     ------------         ------------

      Income (loss) before provision for
       income taxes                                        52,532              (57,176)

PROVISION FOR INCOME TAXES                                  3,000                   -
                                                     ------------         ------------

      Net income (loss)                                    49,532              (57,176)

OTHER COMPREHENSIVE INCOME, before tax
  Interest rate swap adjustments:
      Unrealized loss on agreement                         (3,093)                  -
      Reclassification adjustment for losses
        included in net income (loss)                      26,031                   -
                                                     ------------         ------------

  Other comprehensive income, before tax                   22,938                   -

  Provision for (benefit from) income tax related
      to other comprehensive income                            -                    -
                                                     ------------         ------------

  Other comprehensive income, net of tax                   22,938                   -
                                                     ------------         ------------


  Comprehensive income (loss)                        $     72,470         $    (57,176)
                                                     ============         ============

Net income (loss) per common share - basic           $       0.03         $      (0.04)
                                                     ============         ============

Net income (loss) per common share - diluted         $        N/A         $        N/A
                                                     ============         ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                              -4-

                HOST AMERICA CORPORATION AND SUBSIDIARIES
  CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                         For the nine months ended
                                                  ---------------------------------------
                                                     March 29, 2002      March 30, 2001
                                                      (Unaudited)          (Unaudited)
                                                  ------------------   ------------------

NET REVENUES                                         $ 18,160,448         $ 15,719,500

COST OF GOODS SOLD                                     13,997,815           12,289,797
                                                     ------------         ------------

    Gross profit                                        4,162,633            3,429,703

GENERAL AND ADMINISTRATIVE EXPENSES                     3,876,592            3,256,298
                                                     ------------         ------------

    Income from operations                                286,041              173,405
                                                     ------------         ------------

OTHER INCOME (EXPENSE)
  Other income                                              6,080               33,486
  Interest expense                                       (217,290)            (197,931)
                                                     ------------         ------------
                                                         (211,210)            (164,445)
                                                     ------------         ------------

    Income before provision for income taxes               74,831                8,960

PROVISION FOR INCOME TAXES                                 19,000                   -
                                                     ------------         ------------

    Net income                                             55,831                8,960

OTHER COMPREHENSIVE INCOME, before tax
  Interest rate swap adjustments:
    Unrealized loss on agreement                          (62,502)                  -
    Reclassification adjustment for losses
      included in net income                               70,879                   -
                                                     ------------         ------------

  Other comprehensive income, before tax                    8,377                   -

  Provision for (benefit from) income tax related to
  other comprehensive income                                   -                    -
                                                     ------------         ------------

  Other comprehensive income, net of tax                    8,377                   -
                                                     ------------         ------------

  Comprehensive income                               $     64,208         $      8,960
                                                     ============         ============

Net income per common share - basic                  $       0.04         $       0.01
                                                     ============         ============

Net income per common share - diluted                $        N/A         $       0.01
                                                     ============         ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                              -5-

                HOST AMERICA CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



                                                         For the nine months ended
                                                  ---------------------------------------
                                                     March 29, 2002      March 30, 2001
                                                      (Unaudited)          (Unaudited)
                                                  ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $     55,831         $      8,960
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                       304,313              426,622
      Loss (gain) on sale of equipment                      2,912               (1,975)
  Changes in operating assets and liabilities             220,753              (12,974)
                                                     ------------         ------------
      Net cash provided by operating activities           583,809              420,633
                                                     ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of equipment                          25,338               16,266
  Purchases of property and equipment                    (123,212)            (101,113)
  Net cash paid for businesses acquired                  (173,855)          (4,912,867)
                                                     ------------         ------------
      Net cash used in investing activities              (271,729)          (4,997,714)
                                                     ------------         ------------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from demand notes payable, net                 325,000              892,889
  Proceeds from issuance of common stock and
    warrants, net                                          10,433               23,236
  Proceeds from long-term debt                                 -             2,500,000
  Deferred financing and stock issuance costs                  -               (16,880)
  Principal payments on long-term debt                   (423,318)            (445,217)
                                                     ------------         ------------

      Net cash (used in) provided by financing
      activities                                          (87,885)           2,954,028
                                                     ------------         ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      224,195           (1,623,053)

CASH AND CASH EQUIVALENTS, beginning of period            360,077            1,720,407
                                                     ------------         ------------

CASH AND CASH EQUIVALENTS, end of period             $    584,272         $     97,354
                                                     ============         ============

Cash paid for businesses acquired is comprised of:
  Fair value of assets acquired                      $  2,394,127         $  6,847,845
  Liabilities assumed                                     120,272              934,978
                                                     ------------         ------------
  Purchase price, net of cash received                  2,273,855            5,912,867
  Common stock issued for businesses acquired          (2,100,000)          (1,000,000)
                                                     ------------         ------------
  Net cash paid for businesses acquired              $    173,855         $  4,912,867
                                                     ============         ============

Non-cash Investing and Financing Activities:
  Equipment acquired through assumption of
    notes payable and capital leases                 $    106,153         $     25,620

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                              -6-

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (UNAUDITED)

NOTE A -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BASIS OF PRESENTATION

          The consolidated condensed financial statements for the three and nine months ended March 29, 2002 and March 30, 2001 have been prepared by Host America Corporation and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated condensed financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) and disclosures necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These consolidated condensed financial statements should be read in conjunction with the audited financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-KSB/A2 for the year ended June 29, 2001.

          PRINCIPLES OF CONSOLIDATION

          The consolidated condensed financial statements presented as of March 29, 2002 and for the three and nine months then ended, include the accounts of Host America Corporation ("Host") and its wholly-owned subsidiaries Lindley Food Service Corporation ("Lindley") and SelectForce, Inc. ("Select") (combined "the Company"). A former wholly-owned subsidiary, Host Merger Corporation ("HMC"), under the terms of the merger agreement with Select, merged with and into Select on March 28, 2002. Following the merger, HMC was the surviving corporation and changed its name to SelectForce, Inc. All significant intercompany transactions and balances have been eliminated.

          INVENTORY

          Inventory consists primarily of food supplies and is stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

          EARNINGS PER SHARE

          Earnings per share for the three and nine months ended March 29, 2002 and March 30, 2001 have been computed based on the weighted average shares outstanding during the periods.
          Diluted earnings per share was not presented for the three and nine months ended March 29, 2002 as the potentially dilutive warrants, convertible preferred stock and stock purchase options were anti-dilutive. Convertible preferred shares subject to future dilution totaled 700,000 and shares under stock purchase options totaled 488,350 and 309,500 at March 29, 2002 and March 30, 2001, respectively. The weighted average shares used in the calculations are as follows:

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)

NOTE A -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          EARNINGS PER SHARE (Continued)

                                      Three months ended         Nine months ended
                                    ----------------------     ----------------------
                                       2002        2001           2002        2001
                                       ----        ----           ----        ----
           Weighted average shares
             outstanding (basic)     1,504,648   1,341,601      1,468,515   1,315,675

           Assumed conversion of
             stock options                   -       2,101              -      80,067
                                     ---------   ---------      ---------   ---------

           Weighted average shares
             outstanding (dilutive)  1,504,648   1,343,702      1,468,515   1,395,742
                                     =========   =========      =========   =========

          SEGMENT INFORMATION

          Statement of Financial Accounting Standards (SFAS) No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, was issued effective for fiscal years ending after December 15, 1998. The Company's primary operating segments are the management of corporate dining (Host), the preparation of unitized meals (Lindley) and employment screening services (Select).

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

          The Company has elected to adopt SFAS No.'s 141 and 142 effective June 29, 2001, which has reduced amortization expense and increased net income by approximately $61,000 and $183,000 for the three and nine months ended March 29, 2002, respectively (See Notes C and D).

NOTE B -  ACQUISITIONS

          On July 31, 2000, the Company purchased all of the issued and outstanding shares of Lindley plus acquisition costs and subsequent purchase price adjustment, resulting in a total purchase price of approximately $5,913,000. The Company issued 198,122 shares of common stock and partially financed the acquisition with a $2,500,000 five-year term loan (See Note E). Lindley is engaged in providing full-service contract feeding

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)

NOTE B -  ACQUISITIONS (Continued)

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
                                                       ===========

          On March 28, 2002, the Company purchased all of the issued and outstanding shares of Select, plus acquisition costs, resulting in a total purchase price of approximately $2,259,000. The Company issued 700,000 shares of "restricted" common stock in exchange for all of the outstanding shares of Select. Select is a regional employment screening company offering a complete package of criminal histories, motor vehicle reports, worker's compensation records, verification of education and social security numbers, credit reports, and previous employment verification. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $1,289,000 and has been recognized as goodwill.

          The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows:

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)

NOTE B -  ACQUISITIONS (Continued)

               Cash                                    $    285,035
               Accounts receivable                          174,196
               Other assets                                 413,148
               Property and equipment                        25,339
               Customer list                                193,000
               Goodwill                                   1,288,809
                                                       ------------
               Total assets purchased                     2,379,527
               Less: accrued liabilities assumed            120,272
                                                       ------------
               Total purchase price                    $  2,259,255
                                                       ============

          The following information reflects the pro forma results of operations of the Company for the nine months ended March 29, 2002 and March 30, 2001 assuming the Lindley, Contra-Pak and SelectForce acquisitions had occurred at the beginning of the respective periods:


                                                      2002           2001
                                                   ----------     ----------

               Net revenue                        $19,590,477    $18,745,019
               Income from continuing operations      397,857        221,033
               Net income                              87,162         35,641
               Income per share                           .04            .02

NOTE C -  GOODWILL

          The changes in the carrying amount of goodwill for the nine months ended March 29, 2002 are as follows:

               Balance as of June 29, 2001             $3,448,374
               Goodwill acquired during the year        1,567,574
               Impairment loss                                 -
                                                       ----------
               Balance as of March 29, 2002            $5,015,948
                                                       ==========

          The Company's Lindley acquisition was tested for impairment upon adoption of SFAS No. 142, utilizing methodologies employed by management in determining the purchase price of this entity at acquisition. Based on the results of those calculations, management has determined that there has not been any impairment of goodwill.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)

NOTE C -  GOODWILL (Continued)

          Proforma comparative results for the nine months ended
          March 30, 2001 follows:

                                                      2002           2001
                                                    (Actual)      (Pro Forma)
                                                   ----------     -----------
               Reported net income                $     55,831   $      8,960
               Add back: Goodwill amortization              -         156,657
                                                  ------------   ------------
               Adjusted net income                $     55,831   $    165,617
                                                  ============   ============

             Basic earnings per share:

               Reported net income                $        .04   $        .01
               Goodwill amortization                        -             .12
                                                  ------------   ------------
               Adjusted net income                $       . 04   $        .13
                                                  ============   ============

NOTE D -  CUSTOMER LISTS

          A summary of the carrying amount of the customer lists as of March 29, 2002 is as follows:


               Customer lists                          $    880,000
               Less: accumulated amortization                77,478
                                                       ------------
                                                       $    802,522
                                                       ============

          Amortization of the customer lists for the nine month period ended March 29, 2002 totaled $35,495.

          Future amortization expense for each of the fiscal years succeeding March 29, 2002 is as follows:

               2002                                    $     73,371
               2003                                          73,371
               2004                                          73,371
               2005                                          73,371
               2006                                          73,371
               2007 and thereafter                          435,667
                                                       ------------
                                                       $    802,522
                                                       ============

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)

NOTE E -  DEMAND NOTE PAYABLE AND LONG TERM DEBT

          In connection with the July 31, 2000 acquisition of Lindley, the Company obtained a $2,500,000 term note and a demand note payable (revolving line of credit) providing for borrowings based on a collateral formula.

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

          In a letter dated September 19, 2001, the bank waived the right to exercise its remedies in default for these specific instances of noncompliance; however, the bank reserved the right to demand repayment upon future violation of debt covenants in any quarter. No consideration was paid to the bank in connection with obtaining this waiver. Since it was probable that the Company would fail to meet the covenant requirements in future quarters, the term note payable has been classified as current in the accompanying consolidated balance sheet as of June 29, 2001.

          On February 15, 2002, the bank issued a commitment letter, which was revised on March 28, 2002, that modified the amount of the revolving line of credit from $1,200,000 to $1,500,000, changed the borrowing base definition from 70% to 75% of eligible accounts receivable, extended the expiration date to November 30, 2002, and changed the variable interest rate to the bank's prime rate plus 1.5% per annum. The bank also agreed to modify the term note agreement principally as follows:

               1. Reduce the term note by $300,000 and apply the balance to the revolving line of credit.
               2. Require monthly principal payments of $25,889 with the remaining balance due at maturity, November 30, 2003.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)

NOTE E -  DEMAND NOTES PAYABLE AND LONG TERM DEBT (Continued)

               3. Require within one hundred twenty (120) days of the closing, that Host America shall establish with the bank a blocked depository account ("the Success Fee") in the amount of not less than $100,000. The Success Fee shall be paid to the bank upon the sooner of (1) the Maturity Date, (2) payment in full of the Term Loan, (3) the refinance of the loans or (4) the sale of substantially all of the assets and/or the controlling shares in any of the Host companies. Notwithstanding the foregoing, in the event that the term loan is not paid in full by October 1, 2002, Host will be required to deposit an additional $50,000 in this blocked account to bring the total Success Fee balance to $150,000. Until the payment by Host to the bank of the Success Fee, the Success Fee shall constitute cash collateral to secure the loan.
               4.   Require quarterly covenant measurements as follows:
                    a. Current ratio equal to or greater than 1:1 up to and including September 27, 2002 and 1.10:1 at all times thereafter.
                    b. Debt to net worth shall be equal to or less than 1.50:1
                    c.   Funded debt to EBITDA shall be measured
                         commencing with the fiscal quarter ended March 29, 2002 and shall at all times be less than or equal to 4.00:1.00. Quarterly thereafter, the covenant shall reduce by 50 basis points to 2.50:1.00 by December 31, 2002. The covenant shall remain at 2.50:1.00 quarterly thereafter.
                    d. Debt service coverage ratio shall be equal to or greater than 1:1 for the quarter ending March 29, 2002 increasing each quarter to 1.20:1 on a cumulative rolling four (4) quarter basis ending December 27, 2002 and thereafter.

          The $150,000 Success Fee will be accrued as a debt financing cost from the date of the new loan agreement, April 5, 2002, through the maturity date (November 30, 2003) and the $150,000 blocked depository account will be carried as restricted cash (separate from cash and cash equivalents).

          The amended bank agreements, as set forth in the revised commitment letter dated March 28, 2002, were finalized in the First Amended and Restated Commercial Loan and Security Agreement dated April 5, 2002. The Company is in compliance with the revised covenant requirements at March 29, 2002, and fully anticipates that it will be in compliance at all the quarterly measurement points thereafter. Accordingly, the increased amount outstanding on the revolving line of credit and the scheduled term note debt repayments have been classified in the accompanying consolidated condensed financial statements in accordance with the First Amended and Restated Commercial Loan and Security Agreement.

          Total principal outstanding under the term note at March 29, 2002 was $1,589,167. Total borrowings outstanding under the demand note payable at March 29, 2002 totaled $1,367,889.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)


NOTE F -  INTEREST RATE SWAP

          The Company entered into an interest rate swap agreement on July 31, 2000 effectively replacing variable interest payments (LIBOR + 2.5%) with fixed interest payments (9.77%) in order to hedge against the changes in the amount of future cash flows associated with payments on variable rate debt. As of March 29, 2002, the Company was paying a fixed rate of 7.27% and receiving 1.87% on a notional amount of $1,589,167. The differential paid on the interest rate swap agreement is recognized currently as an adjustment to interest expense and totaled $26,031 and $70,879 for the three and nine months ended March 29, 2002, respectively. The interest rate swap, totaling $103,191 at March 29, 2002, is reflected at fair value in the Company's consolidated condensed balance sheet and the related loss on this contract is deferred in shareholders' equity (as a component of accumulated other comprehensive loss). This deferred loss is then amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. The effect of this accounting on the Company's operating results is that the interest expense on the portion of variable-rate debt being hedged is generally recorded based on a fixed interest rate (9.77%). In connection with the First Amended and Restated Commercial Loan and Security Agreement, the Company incurred a swap breakage fee of $29,872, which was paid on April 5, 2002.

NOTE G -  STOCK ISSUANCE

          On August 3, 2001, the Board of Directors authorized the issuance of 292 shares of the Company's common stock to employees for the achievement of certain incentive goals.
          Total compensation expense recognized in connection with the issuance of these shares totaled $876. On August 30, 2001, the Company issued 56,911 shares of common stock valued at $140,000 in connection with the acquisition of Contra-Pak. On October 30, 2001, the Company issued 3,390 shares of common stock for its 401K plan employer match. On March 28, 2002, the Company issued 700,000 shares of common stock for the SelectForce, Inc. acquisition (See Note B).

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)

NOTE H -  OTHER INCOME (EXPENSE)

          The significant components of other income (expense) are as follows:


                      For the three months ended     For the nine months ended
                      --------------------------     -------------------------
                        3/29/02         3/30/01       3/29/02         3/30/01
                        -------         -------       -------         -------

Interest income       $      855      $       40    $       855     $    11,174
Dividend income               -               -              -            9,000
Gain (loss) on
disposal of assets        (1,072)          1,975         (2,912)          1,975
Other income               1,118           5,403          8,137          11,337
                      ----------      ----------    -----------     -----------
Total other income           901           7,418          6,080          33,486
Interest expense         (69,134)        (88,040)      (217,290)       (197,931)
                      ----------      ----------    -----------     -----------
                      $  (68,233)     $  (80,622)   $  (211,210)    $  (164,445)
                      ==========      ==========    ===========     ===========

NOTE I -  INDUSTRY SEGMENT INFORMATION

          Segment information has been prepared in accordance with SFAS No. 131, "DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION". The Company has three major reportable segments: Host America Corporation (Host) and its wholly-owned subsidiaries Lindley Food Service Corporation (Lindley) and SelectForce, Inc. (Select). The segments were determined based on the types of products and services that the individual entities offer. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

          Business segment financial information as of and for the nine months ended March 29, 2002 is as follows:

                                        Lindley
                           Host          Food
                          America       Service
                        Corporation   Corporation  SelectForce      Total     Eliminations  Consolidated
                        -----------   -----------  -----------      -----     ------------  ------------

Sales to unaffiliated
  customers             $10,741,502   $ 7,446,704   $        -    $18,188,206   $  (27,758)  $18,160,448
Segment (loss) profit      (286,464)      342,295            -         55,831           -         55,831
Depreciation and
  amortization              219,270        85,043            -        304,313           -        304,313
Provision for income
  taxes                       3,000        16,000            -         19,000           -         19,000
Segment assets            2,173,219     7,173,553     1,982,068    11,328,840           -     11,328,840

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                            PLAN OF OPERATION


CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This Form 10-QSB for the quarter ended March 29, 2002 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operations, market conditions in the food service industry, our ability to make and integrate acquisitions and the impact of government regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

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

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                      PLAN OF OPERATION (Continued)

During the second fiscal quarter, Host opened five new corporate dining facilities. The accounts consisted of four new contract agreements for four locations and another contract agreement for a location Host had previously managed. Host provides corporate dining and other ancillary services for all of the five new corporate dining facilities. The new accounts are described below.

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

New England Business Services ("NEBS"), with facilities in Peterborough, NH and Townsend, MA, opened on October 22, 2001. NEBS provides upscale business forms, cards, shirts, etc. This is Host's second attempt at doing business in Massachusetts. The New Hampshire facility complements the other New Hampshire location Host manages.

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

Lindley continues its established presence throughout Connecticut and remains one of the largest senior food service, summer food service, and unitized breakfast providers in the state. The addition of this subsidiary to Host not only helps to diversify the services it provides, but also strengthens the management team and allows the Company to develop markets that were previously unavailable to Host and Lindley as separate entities.

In the second fiscal quarter, Lindley was awarded contracts to start providing snacks and lunches for the Naugatuck Head Start Program, Stratford YMCA Head Start Program and New Haven YMCA Head Start Program. These contracts were signed and the programs began in January 2002.

On February 1, 2002, Lindley entered into a contract to provide more than 350,000 meals per year for the Congregate and Homebound Meal Program for LifeStream Services in Yorktown, IN. The contract is scheduled to commence on July 1, 2002.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                      PLAN OF OPERATION (Continued)

In May 2002, Lindley entered into a contract to provide 140 meals and snacks per day for the Marion, Indiana Early Head Start program. This contract is scheduled to commence on July 1, 2002. Lindley has also recently entered into a letter of intent with Meals-On-Wheels of Rhode Island. This program, which is expected to start on June 1, 2002, will begin with approximately 50 meals per day and is expected to increase to approximately 1,200 meals per day by September 1, 2002.

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

On March 28, 2002, the Company purchased all of the issued and outstanding shares of SelectForce, Inc. ("Select"), plus acquisition costs, resulting in a total purchase price of approximately $2,259,000. The Company issued 700,000 shares of "restricted" common stock in exchange for all of the outstanding shares of Select. Select is a regional employment screening company offering a complete package of criminal histories, motor vehicle reports, worker's compensation records, verification of education and social security numbers, credit reports, and previous employment verification. Drug screening and assessment testing is also available to Select's clients through strategic affiliates. After the close of the quarter, Select signed a lease for its own drug screening equipment and will no longer need to outsource this service.

The Company believes in its plan to grow its business and increase profitability through future strategic acquisitions and the creation of economies of scale through increased volume and internal sales growth. Host is continually involved in the bidding process for potential new business and has recently submitted proposals to prospective corporate dining customers. Lindley is currently in the process of preparing proposals for numerous senior nutrition programs. Most of these programs are high volume accounts and Lindley believes it has a reasonable chance at being the successful bidder on some of these contracts.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 29, 2002 ("2002 PERIOD") VS. THREE MONTHS ENDED MARCH 30, 2001 ("2001 PERIOD")

Net revenues for the three months ended March 29, 2002 were $5,881,868 as compared to $5,335,463 for the three months ended March 30, 2001. Accordingly, revenues increased $546,405 or approximately 10%. The increase in revenues was primarily a result of the acquisition of Contra-Pak, which generated sales of $164,638 and the continued growth of Host and Lindley, which had revenue increases of $221,947 and $159,820, respectively. The Company expects to increase its revenues for the balance of fiscal 2002 and beyond through the addition of more corporate dining accounts, aggressive marketing of its elderly feeding and employment screening services and the promotion of its shelf stable meal business.

Gross profit rose $128,370, a 10% increase, for the three months ended March 29, 2002 when compared to the three months ended March 30, 2001. Gross profit as a percentage of sales was 23% for the three months ended March 29, 2002 and March 30, 2001.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                      PLAN OF OPERATION (Continued)

Host generated net income of $49,532 after provision for income taxes of $3,000 for the three months ended March 29, 2002 as compared to a net loss of $57,176 for the three months ended March 30, 2001. There was no provision for income taxes in the 2001 period. This increase in profitability is attributable to the increased revenues, improved operating cost efficiencies and the reduction in amortization expense associated with the accounting rules changes for goodwill. Although the Company expects its growth rate to continue, the impact of the start-up costs on income from operations will diminish as the customer base grows. Further, profitability of existing units is expected to increase as operating costs stabilize, and as management continues to move sales and product mix to achieve optimum market penetration.

Interest expense decreased by $18,906 for the three months ended
March 29, 2002 when compared to the 2001 period. Additional borrowings on the demand notes were offset by the reduction of the term note and lower interest rates.

RESULTS OF OPERATIONS
NINE MONTHS ENDED MARCH 29, 2002 ("2002 PERIOD") VS. NINE MONTHS ENDED MARCH 30, 2001 ("2001 PERIOD")

Net revenues for the nine months ended March 29, 2002 were $18,160,448 as compared to $15,719,500 for the nine months ended March 30, 2001. Accordingly, revenues increased $2,440,948 or approximately 16%. Most of the increase was attributable to Lindley, which generated revenues of $6,811,049 for the nine months as compared to $5,373,243 for the eight months ended March 30, 2001 or an increase of $1,437,806. The balance of the increase in revenues was generated by Contra-Pak's sales of $607,898 and Host's revenue improvement of $395,244.

Gross profit rose $732,930, a 21% increase, for the nine months ended March 29, 2002 when compared to the nine months ended March 30, 2001. Gross profit as a percentage of sales increased from 22% for the nine months ended March 30, 2001 to 23% for the nine months ended March 29, 2002 primarily due to the Lindley and Contra-Pak acquisitions but also resulting from changes in product mix and operating efficiencies at the unit level.

Host realized net income of $55,831 after provision for income taxes of $19,000 for the nine months ended March 29, 2002 as compared to net income of $8,960 for the nine months ended March 30, 2001. There was no provision for income taxes in the 2001 period.

Interest expense increased $19,359 for the nine months ended March 29, 2002 when compared to the 2001 period. The increase was primarily due to the term note being outstanding for nine months in 2002 as compared to eight months in the 2001 period. Host also increased borrowings on its demand note, which was partially offset by reduced interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Host has principally financed its operations through its public offering, operating revenues and loans. Host's liquidity as evidenced by its current ratio has increased. The current ratio at March 29, 2002 and June 29, 2001 was 1.07:1 and .72:1, respectively. This increase is due mainly to the net operating profit, the

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                      PLAN OF OPERATION (Continued)

SelectForce acquisition and the classification of the term note payable in accordance with the terms of the First Amended and Restated Commercial Loan and Security Agreement dated April 5, 2002 as discussed below.

Net cash flows for the nine month period ended March 29, 2002 resulted in an increase in cash and cash equivalents of $224,195. Operating activities resulted in a cash inflow of $583,809. The acquisitions of Contra-Pak and SelectForce accounted for $173,855 of the $271,729 use of cash for investing activities. Host also had property and equipment purchases of $123,212 during the nine month period. Host's financing activities resulted in a net cash outflow of $87,885 due primarily to proceeds from financing sources, net of repayments for long-term debt. Cash flows from operations are believed to be sufficient to meet operating and other requirements for the remainder of this fiscal year. Future operating revenues will finance long-term liquidity.

In connection with the July 31, 2000 acquisition of Lindley, Host obtained a $2,500,000 term note and a demand note payable (revolving line of credit) providing for borrowings based on a collateral formula.

The term note and demand note payable are collateralized by substantially all of the assets of Host. In addition, they are subject to certain financial covenants, noncompliance with which would be considered an event of default and provide the bank with the right to demand repayment prior to the maturity date. Host is required to comply with the requirements on a quarterly basis. Host was not in compliance with the following covenants at June 29, 2001:

          *    Total indebtedness to net worth of 1.50:1.00

          *    Funded debt to EBITDA of 2.5:1.00

          *    Current Ratio of 1.35:1.00.

          * Reduction of Line of Credit to an amount no greater than $330,000 for thirty consecutive days.

In a letter dated September 19, 2001, the bank waived the right to exercise its remedies in default for these specific instances of noncompliance; however, the bank reserved the right to demand repayment upon future violation of debt covenants in any quarter. No consideration was paid to the bank in connection with obtaining this waiver. Since it was probable that the Company would fail to meet the covenant requirements in future quarters, the term note payable has been classified as current in the accompanying consolidated balance sheet as of June 29, 2001.

On February 15, 2002, the bank issued a commitment letter, which was revised on March 28, 2002, that modified the amount of the revolving line of credit from $1,200,000 to $1,500,000, changed the borrowing base definition from 70% to 75% of eligible accounts receivable, extended the expiration date to November 30, 2002, and changed the variable interest rate to the bank's prime rate plus 1.5% per annum. The bank also agreed to modify the term note agreement principally as follows:

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                      PLAN OF OPERATION (Continued)


     1. Reduce the term note by $300,000 and apply the balance to the revolving line of credit.
     2. Require monthly principal payments of $25,889 with the remaining balance due at maturity, November 30, 2003.
     3. Require within one hundred twenty (120) days of the closing, that Host America shall establish with the bank a blocked depository account ("the Success Fee") in the amount of not less than $100,000. The Success Fee shall be paid to the bank upon the sooner of (1) the Maturity Date, (2) payment in full of the term loan, (3) the refinance of the loans or (4) the sale of substantially all of the assets and/or the controlling shares in any of the Host companies. Notwithstanding the foregoing, in the event that the term loan is not paid in full by October 1, 2002, Host will be required to deposit an additional $50,000 in this blocked account to bring the total Success Fee balance to $150,000. Until the payment by Host to the bank of the Success Fee, the Success Fee shall constitute cash collateral to secure the loan.
     4.   Require quarterly covenant measurements as follows:
          a. Current ratio equal to or greater than 1:1 up to and including September 27, 2002 and 1.10:1 at all times thereafter.
          b.   Debt to net worth shall be equal to or less than 1.50:1
          c. Funded debt to EBITDA shall be measured commencing with the fiscal quarter ended March 29, 2002 and shall at all times be less than or equal to 4.00:1.00. Quarterly thereafter, the covenant shall reduce by 50 basis points to 2.50:1.00 by December 31, 2002. The covenant shall remain at 2.50:1.00 quarterly thereafter.
          d. Debt service coverage ratio shall be equal to or greater than 1:1 for the quarter ending March 29, 2002 increasing each quarter to 1.20:1 on a cumulative rolling four (4) quarter basis ending December 27, 2002 and thereafter.

The amended bank agreements, as set forth in the revised commitment letter dated March 28, 2002, were finalized in the First Amended and Restated Commercial Loan and Security Agreement dated April 5, 2002. The Company is in compliance with the revised covenant requirements at March 29, 2002, and fully anticipates that it will be in compliance at all the quarterly measurement points thereafter. Accordingly, the increased amount outstanding on the revolving line of credit and scheduled term note debt repayments have been classified in the accompanying consolidated condensed financial statements in accordance with the Amended and Restated Commercial Loan and Security Agreement.

Total principal outstanding under the term note at March 29, 2002 was $1,589,167. Total borrowings outstanding under the demand note payable at March 29, 2002 totaled $1,367,889.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                      PLAN OF OPERATION (Continued)

Host entered into an interest rate swap agreement on July 31, 2000 effectively replacing variable interest payments (LIBOR + 2.5%) with fixed interest payments (9.77%) in order to hedge against the changes in the amount of future cash flows associated with payments on variable rate debt. As of March 29, 2002, Host was paying a fixed rate of 7.27% and receiving 1.87% on a notional amount of $1,589,167. The differential paid on the interest rate swap agreement is recognized currently as an adjustment to interest expense and totaled $26,031 and $70,879 for the three and nine months ended March 29, 2002, respectively. The interest rate swap, totaling $103,191 at March 29, 2002, is reflected at fair value in Host's consolidated condensed balance sheet and the related loss on this contract is deferred in shareholders' equity (as a component of accumulated other comprehensive loss). This deferred loss is then amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. The effect of this accounting on Host's operating results is that the interest expense on the portion of variable-rate debt being hedged is generally recorded based on a fixed interest rate (9.77%). In connection with the First Amended and Restated Commercial Loan and Security Agreement, the Company incurred a swap breakage fee of $29,872, which was paid on April 5, 2002.

Host does not anticipate making any substantial capital expenditures during the balance of the fiscal year that are not typically reimbursed by its customers. Initial capital expenditures primarily incurred when a new food service agreement is in its initial start up phase will be financed by cash flows from operations. In October, 2001, Lindley Food Service Corporation purchased a rotary filling and sealing cupping machine for $38,436 to service newly acquired contracts in New Haven, Connecticut. This equipment has been financed by a one-year capital lease, which will be paid for out of operating cash flows until September 2002. On April 30, 2002, SelectForce, Inc. entered into a five-year lease agreement for drug screening equipment. Select will now be capable of providing drug screening without the necessity of out-sourcing these services.

On October 31, 2001, Host terminated its contract with the Town of Hamden to provide food service operations at the Laurel View Country Club. It is not anticipated that the loss of this customer will have a material effect on its revenues.

                       PART II - OTHER INFORMATION


Item 1 - Legal Proceedings                   NONE

Item 2 - Changes in Securities               NONE

Item 3 - Defaults Upon Senior Securities     NONE

Item 4 - Submission of Matters to a Vote of
         Security Holders                    NONE

Item 5 - Other Information                   NONE

Item 6 - Exhibits and Reports on Form 8-K    (a)   Exhibits

                                             10.43 Stratford YMCA Head
                                                   Start Program dated
                                                   January 2, 2002

                                             10.44 Naugatuck Board of
                                                   Education/Naugatuck
                                                   Head Start Program
                                                   dated February 2,
                                                   2002

                                             10.45 Boston School
                                                   Department for
                                                   purchase of emergency
                                                   and replacement meals
                                                   and sandwiches for
                                                   the food services
                                                   department dated
                                                   April 23, 2002

                                             (b)   Reports on Form 8-K

                                                   None

                               SIGNATURES
                               ----------


Pursuant to the requirements of The Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HOST AMERICA CORPORATION



Date:  May 10, 2002                By:/s/  GEOFFREY W. RAMSEY
                                   ----------------------------------
                                   Geoffrey W. Ramsey, President
                                   and Chief Executive Officer




Date:  May 10, 2002                By:/s/  DAVID J. MURPHY
                                   ----------------------------------
                                   David J. Murphy, Executive Vice
                                   President and Chief Financial Officer