Form 10KSB
period 2002-06-30
HOST AMERICA CORP
filed 2002-10-11
CIK 809012

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-KSB

[ x ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended JUNE 30, 2002

[   ]     Transition report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

                     Commission File Number 0-16196

                        HOST AMERICA CORPORATION
         (Exact Name of Registrant as specified in its Charter)

                COLORADO                              06-1168423
                --------                              ----------
     (State or Other Jurisdiction of       (IRS Employer Identification No.)
     Incorporation or Organization)

              TWO BROADWAY
           HAMDEN, CONNECTICUT                           06518
           -------------------                           -----
(Address of Principal Executive Offices)              (Zip Code)

   Registrant's Telephone Number, including area code:  (203) 248-4100

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

At September 30, 2002, 2,173,537 shares of common stock, $.001 par value, were outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant on that date was approximately $3,182,383. Shares of common stock held by officers, directors and each person who owns more than 5% of the outstanding common stock have been excluded in that such persons may be deemed affiliates.

                  DOCUMENTS INCORPORATED BY REFERENCE:

None.

Page 1 of 77 pages                       Exhibits are indexed on page 44.

                                 PART I

Item 1.   DESCRIPTION OF BUSINESS
---------------------------------

     EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DESCRIPTION OF OUR BUSINESS MAY CONTAIN FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER THE HEADING, "RISK FACTORS."

OVERVIEW

     Host America Corporation (referred to in this report as "Host," the "Company," "we," "us" and "our") consists of three principal operating divisions: Host Business Dining, Lindley Food Service and Selectforce. Lindley Food Service and Selectforce conduct their operations through entities which are wholly-owned subsidiaries of Host. Host Business Dining is a contract food management organization that specializes in providing full service corporate dining, and such ancillary services as special event catering, and vending and office coffee products to business and industry accounts located in Connecticut, New York, New Hampshire, New Jersey, Massachusetts and Rhode Island. Our Lindley Food Service subsidiary provides fresh, unitized meals for governmental programs, such as senior nutrition programs, Head Start programs, school breakfast and summer school programs, primarily under fixed-price contracts in Connecticut, Texas and Massachusetts. Our Selectforce subsidiary is a regional employment and drug screening company offering criminal histories, motor vehicle reports, workers compensation records, verification of education and social security numbers, credit reports and previous employment verification. Selectforce is able to provide its services to clients throughout the United States and currently has clients in Oklahoma, Texas, Missouri, Kansas and Arkansas.

HISTORY

     We were formed as a Delaware corporation on February 6, 1986 under the name, University Dining Services, Inc. Our initial business strategy was to provide food service to colleges and preparatory schools in the New England area. After several years, we determined it was more profitable to concentrate on larger, more densely populated customer bases. Accordingly, in 1992, we became a full service food management company providing employee dining and special events catering to large office complexes.

     In February 1988, we conducted an initial public offering and sold 5,000,000 shares of our common stock to the general public. In February 1998, we affected a 100 to 1 reverse stock split of our then outstanding shares. To insure continuity of management, in March 1998, we issued 700,000 shares of Series A Preferred stock to our officers and directors. In addition, we entered into five (5) year employment agreements with our founders and executive officers, Geoffrey W. Ramsey and David J. Murphy.

     On July 21, 1998, we completed a public offering of 1,000,000 shares of our common stock and 1,000,000 common stock purchase warrants. We received net proceeds of $3,782,917 from the sale. We utilized the proceeds of the offering for sales and marketing, product development, acquisitions and working capital.

     On April 30, 1999, we filed Articles of Merger with the State of Colorado merging Host Delaware into Host Colorado and Host Delaware ceased to exist as of that date. We changed our corporate domicile to reduce the amount of franchise tax required in the State of Delaware.

     On July 31, 2000, we purchased all of the issued and outstanding shares of Lindley Food Service Corporation of Bridgeport, Connecticut, resulting in a total purchase price, including acquisition costs, of approximately $6,116,000. Host paid approximately $3.7 million in cash and issued 198,122 shares of its "restricted" common stock. The acquisition was partially financed by a $2,500,000 five-year term loan. Lindley is engaged in the preparation and sale of fresh and frozen unitized meals for senior food programs, school lunches, and various governmental programs, under fixed-price contracts. Unitized meals allow our clients to contain costs and ensure high quality nutritional standards. Lindley is the single largest provider of fresh, unitized meals in Connecticut. Mr. Mark Cerreta and Mr. Gilbert Rossomando, senior management of Lindley, are now part of our management team pursuant to four-year employment agreements. Mr. Gilbert Rossomando was appointed to our board of directors in July 2000.

     On August 30, 2001, we acquired all of the assets of Contra-Pak, Inc., a food service company based in Dallas, Texas, which specializes in shelf stable meals for programs such as "meals-on-wheels" and disaster relief. Contra-Pak's assets were acquired for $160,000 in cash and 56,911 shares of our "restricted" common stock. Contra-Pak's founder and President, Mr. James Hairston, has entered into a three-year employment agreement with our Lindley subsidiary.

     On March 28, 2002, we acquired all of the outstanding shares of Selectforce, Inc. pursuant to a merger agreement dated October 26, 2001, as modified by an amendment agreement dated December 19, 2001. In consideration for the acquisition of Selectforce, we issued a total of 700,000 shares of Host "restricted" common stock to the Selectforce shareholders. This transaction was approved by our shareholders at our annual meeting which was held on March 28, 2002, and Selectforce now operates as a wholly-owned subsidiary of Host. Selectforce has clients in Oklahoma, Texas, Missouri, Kansas and Arkansas. We believe that we will be able to expand Selectforce's customer base by offering the services to Host's food service clients and marketing the services to potential clients as an additional service offering. In connection with our acquisition of Selectforce, we entered into a non-competition and employment agreement with Selectforce's president, Tammi Didlot.
Pursuant to that agreement, Ms. Didlot will be employed for a term of four years as the President of our Selectforce subsidiary, and she will not compete with our business for one year from the termination of her employment agreement, whichever is longer. Ms. Didlot has also been elected to our board of directors.

INDUSTRY AND MARKET OVERVIEW

FOOD SERVICE INDUSTRY

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

     Furthermore, the recent acquisition of the Contra-Pak assets will provide Lindley with a venue into the southwest region of the United States. Although Host has a relatively small share of the food service provider market, we compete favorably with other regional food service providers and those national companies that have operations in the northeastern United States. We believe we are able to remain competitive because of the quality, selection and value of the food and services that we provide.

PRE-EMPLOYMENT SCREENING INDUSTRY

     We believe that the need for Selectforce's pre-employment and drug screening services will grow as the United States workforce grows. The Bureau of Labor Statistics estimates that the United States civilian labor force will increase by 17 million over the 2000-2010 period, reaching 158 million in 2010. Fortune Magazine wrote in February 2000, that on average in U.S. businesses, at least 50% of all new hires do not work out. Furthermore, according to AAIM Management Association, a non-profit employer association, 33% of all applicants to a job embellish their resumes or falsify information on an application. Also, The Employers Resources Association estimates that the cost of replacing employees ranges from $6,000 to $11,000 per employee. Based on these statistics, we believe there will be continuing need for our pre-employment screening services.

OPERATIONS

     Due to the recent acquisitions described under "History," Host now consists of three operating divisions: Host Business Dining, Lindley Food Service and Selectforce. A description of each division follows.

HOST BUSINESS DINING

     Since our formation in 1986, we have grown from providing food service to colleges and preparatory schools in the New England area to a regional, full-service food service provider for major corporations. Our primary clients are medium-size corporate accounts with annual food sales of between $250,000 and $2 million. We feel these accounts allow us the opportunity to provide a wide variety of food services in a single location. We also are afforded the opportunity to customize our services at each location to provide:

     *    cafeteria services,
     *    special event catering, and

     *    vending and office coffee service.

     At most locations, we are the exclusive provider of all available food and beverages and are responsible for hiring and training personnel. Our on-site managers work closely with our corporate officers to ensure continuing food quality and customer satisfaction.

     New accounts are assigned to a member of management who develops a comprehensive plan to meet each client's specific needs. After extensive interviews and on-site visits, an operating strategy is formulated to best meet the needs of our clients. We consider various factors to maximize our profit potential without sacrificing client satisfaction, including a thorough review of:

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

     We typically are required to grant credit to our customers to fund their initial purchase of equipment and supplies at our various food service facilities. Before granting credit, we review a client's credit history and establish an allowance for accounts based upon factors surrounding the credit risk of specific clients, industry historical trends and other types of credit information. To reduce the risk of default, our client contracts provide for buyback provisions requiring each client to buy the equipment and supplies in the event of an early termination of the contract.

     Client accounts are staffed by several levels of management type employees who are responsible for our client's complete satisfaction. We employ district managers with strong sales and administrative backgrounds who are responsible for overseeing the client accounts in their region, as well as forecasting the budget for each account and assisting the on-site management at each location. The on-site manager is responsible for the day-to-day activities of the account and for ensuring continuing food quality and satisfaction. In the smaller accounts, a chef/manager will perform these duties. The supporting personnel at each location may include:

     *    an executive chef,
     *    sous chef,
     *    grill cook,
     *    deli servers,
     *    cashiers,
     *    dishwashers,
     *    catering personnel, and
     *    general kitchen help.

     We employ managers, chefs and cooks who have obtained experience from larger food service organizations, graduates of a culinary school or graduates with a degree in Hotel and Restaurant management. Other support personnel are hired locally and trained on-site by our on-site manager, chef/managers and/or district mangers.

LINDLEY FOOD SERVICE

     Our Lindley subsidiary prepares meals for various governmental programs under fixed-price contracts and has a slightly different operational structure. Typically, Lindley will bid on government feeding programs involving schools and senior citizen programs. Lindley operates three food processing locations which have high volume production capabilities for breakfast, lunch and after school programs. Lindley's production staff prepares the meals fresh daily and delivers the meals using its own trucks and drivers, directly from the food processing locations to the client's facility. Lindley also offers packaged microwavable senior meals for its "meals-on-wheels" programs and does congregate feeding. A staff nutritionist monitors the nutritional content of the food produced at each of Lindley's facilities. Currently, Lindley is one of the largest providers of fresh unitized meals in the Northeast, operating out of three production sites.

     Lindley's strengths include professional management of large-volume accounts, custom designed meals for special needs and available plan capacity to expand production.

SELECTFORCE

     Selectforce is a regional employment screening company offering a complete package of criminal histories, motor vehicle reports, worker's compensation records, verifications of education and social security numbers, credit reports, and previous employment verification. Drug screening (five-panel and nine-panel) and assessment testing is also available to Selectforce's clients through strategic affiliates. Selectforce currently has clients in Oklahoma, Texas, Missouri, Kansas, and Arkansas.

     The majority of corporate revenues are from sales to customers that are in health care or temporary employment industries. This makes up approximately 45% and includes nursing homes, assisted living centers, hospitals, and home health care providers. Temporary employment agencies currently make up 10% of revenues. The balance of revenues is from a variety of commercial businesses, schools, and contractors. Selectforce has over a 1,000 different accounts with the average account size being only $2,500 annually. Management believes by focusing on larger employers that have 1,000 to 5,000 employees, incremental profits will increase by reducing administrative costs and increasing the average size of the account.

     Selectforces's primary emphasis has been on those businesses that are required by law to have criminal history searches performed. These types of accounts presently make up the majority of Selectforce's clients. Currently the emphasis is shifting from being more than a requirement, but rather a solution to those larger corporate accounts. Selectforce has segmented each step in the workflow process to ensure that proper handling and special attention is given to those key accounts. One person is assigned to each key account and a member of management tracks the daily activities and monitors the process for quality and customer satisfaction. Typically, Selectforce does not require contracts with their clients. To minimize losses, management monitors outstanding balances monthly and freezes accounts that are past due more than 60 days.

     Selectforce has recently begun to target the education industry, and with new legislation requiring criminal background checks for all personnel, Selectforce hopes to enhance current operations. Selectforce will continue to focus on the education market by establishing strong relationships in related professional associations and organizations. Selectforce will attend conferences and trade shows to establish contacts and promote services.

BUSINESS STRATEGY

HOST BUSINESS DINING

     We introduced our "Food Serve 2000" as a means of evaluating all of our existing food operations in an attempt to maximize and maintain client satisfaction. Each month we study the basic elements of our food service at each location, including:

     *    traffic flows and waiting times,
     *    menu variety and food presentation,
     *    nutritional assessment,
     *    work preparation, and
     *    labor qualifications.

     Through our continuing evaluations, on-site managers strive to maintain:

     *    strict cost containment policies,
     *    nutritional programs for better health,
     *    custom designed menus to meet regional and ethnic tastes, and
     *    facilities with state-of-the-art equipment.

     After our comprehensive evaluations, each facility is reviewed with the client to select the best possible combination of food and service. This program allows us to make rapid changes at a given location before employee dissatisfaction results in a termination of a contract. If a problem develops at a local level, management has the ability to rapidly deploy individuals specializing in the area and seek a solution.

LINDLEY FOOD SERVICE

     We intend to aggressively pursue higher margin business such as the "meals-on-wheels" and other senior feeding programs. We will focus on this market by attending trade shows and submitting more bids for this type of business, typically in the northeastern United States, however we are expanding our operations to other parts of the United States as well. With the acquisition of the Contra-Pak assets, we have entered the market for shelf stable meals for the elderly and victims of national disasters. We hope to further increase market share through the expertise of industry consultants and an aggressive in-house sales force. We will also seek additional acquisitions of related companies.

SELECTFORCE

     We have completed an analysis and evaluation of our customer base, workflow procedures, vendor selection and competition in an effort to provide our client's with ever-improving products and services. As described above, we will continue to increase our focus on the education industry and other market sectors that are increasingly requiring background checks for their employees. In our effort to establish contacts and promote our services, we intend to join professional associations and attend trade shows and conferences.

INTERNAL OPERATIONS OF DIVISIONS

     We continue to evaluate and improve our internal procedures and develop new product presentations. Often times this requires the purchase of specialty equipment. We believe employee satisfaction results in improved and more consistent service. Our employee programs include:

     *    training programs, competitive wages and retirement benefits,
     *    establishing a seniority system, and
     *    promoting stable working conditions.

MARKETING

HOST BUSINESS DINING AND LINDLEY FOOD SERVICE

     We selectively bid for privately owned facility contracts and contracts awarded by governmental and quasi-governmental agencies. Other potential food service contracts come to our attention through:

     *    direct contact with a client,
     *    by mail and telephone,
     * from conversations with suppliers, such as purveyors and vending machine suppliers, and
     *    state listings.

     New clients generally require that we submit a bid and make a proposal outlining a capital investment and other financial terms. We often are required to make capital improvements to the client's facility at the start of the contract to secure an account. We also expend a great deal of time and effort preparing proposals and negotiating contracts. In certain cases, a private-facility owner may choose to negotiate with us exclusively, in which case we do not have to participate in any bidding process.

     To attract office building clients, we constantly upgrade our food service and provide quality foods. We strive to provide menu items which are healthy and higher quality than typical fast food or cafeteria style products. Our philosophy is that to the extent our client's employees are able to satisfy their food needs at their employer's location, the less time those employees are away from their office setting. We believe this results in an increase in corporate and individual productivity. Further, if we can satisfy the employees with diverse and high-quality food items, employers are often willing to subsidize a portion of the costs.

     We believe that we can compete with the largest of our competitors because:

     * we provide direct, personal contact with our clients two or three times a week,
     *    offer flexible menus to meet desires, and
     *    intensively train our managers.

     We were featured in the following articles in trade publications during the fiscal year ended June 30, 2002:

     * In March 2002, Food Service Director Magazine indicated that Host's growth rate (33.6%) was among the top five leaders in sales growth among the firms participating in their annual census for the calendar year 2001.

     * The April 2002 issue of Food Management Magazine placed Host in the 36th spot (Host was 40th in 2000) on their "Contractor Top 50" list for calendar year 2001.

SELECTFORCE

     We obtain a large number of our clients through referrals from other clients. Other potential leads come to us through direct customer contact, by mail and telephone solicitation, and from participation in professional associations. We are constantly attempting to upgrade the quality and appearance of the information provided to our clients. In our effort to attract potential clients, we look for ways to package services that will entice business to conduct a more comprehensive screening process and thus, engage our services. We believe that if we can demonstrate a return on investment to businesses by reducing training costs, overhead and employee turnover, potential clients will be less likely to attempt to perform employee pre-screening internally.

ACQUISITION STRATEGY

     We believe there are significant opportunities to further expand our business through the acquisition of companies in the contract food service industry and small to medium size food service providers. Our officers and directors are responsible for identifying, pursuing and negotiating potential acquisition candidates and integrating acquired operations. We believe we can integrate acquired companies into our management structure and diversify operations successfully without a significant increase in general and administrative expenses. In addition, future acquisitions are expected to enable us to lower overhead costs through centralized geographical office operations. We would like to grow to a size that qualifies us for bids on larger volume accounts, requiring asset or purchase programs, however, there can be no assurance that our acquisition strategy will be successful.

MAJOR CLIENTS AND CONTRACTS

HOST BUSINESS DINING

     We have a number of large, multi-year contracts among our thirty-five (35) clients. Some of our larger contracts include:

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

     Our two largest contracts, Oxford Health Plans and Pitney Bowes, accounted for 10% and 9%, respectively, of our total revenue for the fiscal year ended June 30, 2002. If we were to lose either of these major contracts, such loss may have a material adverse effect on Host.

     During the fiscal year ended June 30, 2002, Host opened six new dining facilities and closed five facilities. The new facilities, at which we provide office dining, catering, coffee and snack services, and vending machines, are:

     *    Merritt Crossing in Milford, Connecticut;
     *    Harbor Park Associates in Stamford, Connecticut;
     *    New England Business Systems in Peterborough, New Hampshire;
     *    New England Business Systems in Townsend, Massachusetts;
     *    6 Armstrong Park in Shelton, Connecticut; and
     *    Ames Department Stores in Rocky Hill, Connecticut.

     We closed facilities at:

     *    Tyco in Morristown, New Jersey;
     *    Stanley Conference Center in New Britain, Connecticut;
     *    Corporate Campus I in Milford, Connecticut;
     *    6 Armstrong Park in Shelton, Connecticut; and
     *    Laurel View Country Club in Hamden, Connecticut.

     The closures described above were a result of various reasons. The Tyco and 6 Armstrong Park facilities were closed as a result of the relocation of both companies. The Stanley Conference Center was consolidated into another Stanley location, which Host is currently operating. Corporate Campus I experienced reductions in its workforce and decided it was no longer cost effective to use Host's services. Finally, after extensive negotiations, Host and representatives from the town of Hamden, which owns Laurel View Country Club, were unable to structure a contract on acceptable terms and another food service company obtained the contract. We do not believe that the loss of these contracts will have a material adverse effect on our operations.

LINDLEY FOOD SERVICE

     Our Lindley subsidiary has numerous "meals-on-wheels" and congregate feeding accounts, the largest of which are in New Haven, Bridgeport and Waterbury, Connecticut. Lindley provides school breakfasts and lunches for the New Haven, Bridgeport and Waterbury public schools. During the summer months, Lindley provides breakfasts and lunches for the Bridgeport, Waterbury and Hartford summer food programs. Lindley was also recently awarded a contract to provide fruit cups for the New Haven school system, and has also been awarded the contract with the Boston, Massachusetts public schools to provide emergency replacement meals for breakfast and sandwich items. The above referenced contracts were awarded to Lindley after it had been the successful bidder for this business. Most of Lindley's contracts are secured in this manner because the majority of its business is with governmental agencies. During the year, Lindley was also awarded the following school and elderly feeding programs:

     *    Naugatuck Head Start Program;
     *    Stratford YMCA Head Start Program;
     *    New Haven YMCA Head Start Program;
     *    Always Home Adult Day Care;
     *    Town of Bethany Senior Center;
     *    Lifestream Services Senior Feeding Program in Muncie, Indiana;
     *    Area 9 of Indiana University; and
     *    Early Head Start-Corey Services.

     The contracts at Lifestream Services, Area 9 and Early Head Start commenced in July 2002 and services are provided out of our Muncie, Indiana location. Lindley is currently involved in bids for several other "meals-on-wheels" contracts in various states and intends to continue to aggressively pursue this type of business.

SELECTFORCE

     The majority of Selectforces' revenues are from sales to customers in the health care or temporary employment industries. Other customers include commercial businesses, schools and contractors who seek employment screening services. While no customer of Selectforce accounts for over 3% of its total revenue, some of its more recognized customers include Manpower, Inc. and Great Plains Coca Cola, Inc. Such clients are representative of Selectforce's client base, although many of Selectforce's clients do not have such widespread name recognition.

SEASONALITY

     Our food service divisions are somewhat seasonal in nature. Many of our corporate clients are less busy in the summer months due to the vacation schedules of their employees and shift reductions. Special events catering tends to peak at various times of the year depending on corporate meetings, holiday parties and the frequency of special events. We adjust our labor staffing and inventories as necessary during these periods.

COMPETITION

HOST BUSINESS DINING AND LINDLEY FOOD SERVICE

     We encounter significant competition locally and nationally in the contract food service market. Food service companies compete for clients on the basis of:

     *    quality and service standards,
     *    local economic conditions,
     *    innovative approaches to food service facility design, and
     * maximization of sales and price (including the making of loans, advances and investments in client facilities and equipment).

     Competition may result in price reductions, decreased gross margins and loss of market share. Certain of our competitors compete with us on a national basis and have greater financial and other resources than we have. In addition, existing or potential clients may elect to "self operate" their food service, eliminating the opportunity for us to compete for their business.

SELECTFORCE

     Our Selectforce subsidiary competes for clients on the basis of quality of information, timeliness and delivery of service. Certain of our competitors are much larger companies and have greater financial and other resources than we do. In addition, existing or potential clients may elect to perform their screening process in-house, thus eliminating the need for our services.

GOVERNMENT REGULATION

     Our business is subject to various government regulations including environmental, employment, privacy and safety regulations. In addition, our food service facilities are subject to state health department regulations and yearly health inspections. Our food service operations are also subject to sanitation and safety standards, and state and local licensing of the sale of food products. The cost of compliance with these various regulations is not material; however, we cannot assure you that additional federal and state legislation or changes in the regulatory environment will not limit our activities in the future or increase the cost of compliance.

EMPLOYEES

     As of June 30, 2002, Host had 179 full-time employees and 35 part-time employees employed for special occasions and seasonal busy times. Our Lindley subsidiary had 94 full-time employees and 30 part-time employees. Our Selectforce subsidiary had 11 full-time employees. None of our employees are represented by a union.

RISK FACTORS

     The risks described below are not the only ones that we face. Additional risks that are not yet known to us or that we currently think are immaterial could also impair our business, operating results or financial condition. Other information, including our consolidated financial statements and the related notes, detail other risks affecting our business. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

RISKS RELATED TO HOST GENERALLY

WEBSTER BANK WILL NOT RENEW HOST'S REVOLVING LINE OF CREDIT AND HOST IS IN DEFAULT OF CERTAIN LOAN COVENANTS.

     As described more fully in notes 7, 8, and 18 of Host's consolidated financial statements, in connection with Host's acquisition of Lindley, it obtained a $2,500,000 term note payable, maturing on November 30, 2003, and a $1,500,000 (as amended) revolving line of credit, maturing on November 30, 2002, with Webster Bank. The term note and revolving line of credit are collateralized by substantially all of the assets of Host. At June 30, 2002, Host owed $1,501,556 on the term note and had borrowings outstanding on the revolving line of credit of $1,437,889.
The term note and the revolving line of credit are subject to certain financial covenants, noncompliance with which would be considered an event of default and provide Webster Bank with the right to demand repayment prior to the maturity dates. Host was not in compliance with several covenants at June 29, 2001, however, the bank waived its right to exercise its remedies in default for the instances of noncompliance, but reserved the right to demand repayment upon future violation of debt covenants in any quarter. Pursuant to the First Amended and Restated Commercial Loan and Security Agreement dated April 5, 2002, Webster Bank agreed to modify certain financial covenants and extended the maturity dates on the term note and revolving line of credit, to the maturity dates reflected above. In addition, Webster Bank required Host to establish with the bank a blocked depository account (the "Success Fee") in the amount of not less than $100,000. The Success Fee was to be paid to the bank upon the sooner of (1) the maturity date, (2) payment in full of the term note, (3) the refinance of the loans or (4) the sale of substantially all of the assets and/or the controlling shares in any of the Host companies. In the event that the term note was not paid in full by October 1, 2002, Host would be required to deposit an additional $50,000 in the blocked account to bring the total Success Fee to $150,000.

     Host was in compliance with the revised financial covenants as of June 30, 2002, however, Host did not establish with the bank a blocked depository account as required by the amendment to the loan documents.
As a result of this failure, Host is in default of the amended bank agreements and as a remedy for default, the bank may demand repayment of both loans and foreclose on the collateralized assets of Host. As of the date of this report, no such demand has been made. However, the bank has notified Host that it will not renew the revolving line of credit which matures on November 30, 2002. Since the bank may demand repayment of the loans outstanding, the term note payable has been classified as current in Host's consolidated balance sheet as of June 30, 2002. The classification results in a working capital deficiency of $1,202,524. These conditions raise substantial doubt about Host's ability to continue as a going concern.

IF HOST IS UNABLE TO NEGOTIATE A MODIFICATION TO ITS LOAN AGREEMENTS OR REFINANCE WITH ANOTHER LENDER, HOST MAY FACE FORECLOSURE OF ITS ASSETS AND NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

     As described in the risk factor above and in Host's consolidated financial statements, Webster Bank has notified Host of its intent to not renew the revolving line of credit which matures on November 30, 2002 and Host is in default of a certain loan covenant as a result of not remitting a $150,000 Success Fee to the bank in a blocked depository account and is subject to foreclosure on substantially all of its assets. As a remedy for default, the bank may demand repayment of the loans, however, no such demand has been made to date. Negotiations are presently under way to obtain a modification to the loan agreements to extend the maturity of the revolving line of credit and extend the payment of the Success Fee. In addition, Host is in negotiations with other lenders to refinance the term note and revolving line of credit and to raise additional capital. However, Host cannot predict what the outcome of the negotiations will be. These conditions raise substantial doubt about Host's ability to continue as a going concern. Host financial statements have been prepared assuming that Host will continue operating as a going concern and meet its obligations as they become due and contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, as a result of the default and inability to meet its obligations under the revolving line of credit absent a new agreement with Webster Bank or obtaining a new lender, Host's independent auditors have issued a "going concern" opinion with respect to the audited financial statements as of and for the year ended June 30, 2002.

ANY ACQUISITIONS THAT HOST UNDERTAKES COULD BE DIFFICULT TO INTEGRATE AND COULD DISRUPT ITS BUSINESS, DILUTE SHAREHOLDER VALUE AND ADVERSELY AFFECT HOST'S OPERATIONS.

     A component of Host's strategy is to pursue acquisitions of related businesses. There can be no assurance, however, that Host will be able to identify, negotiate and consummate acquisitions or that acquired businesses can be operated profitably or integrated successfully into Host's food service operations. In addition, acquisitions by Host are subject to various risks generally associated with the acquisition of businesses, including the financial impact of expenses associated with the integration of acquired businesses. There can be no assurance that Host's historic or future acquisitions will not have an adverse impact on Host's business, financial condition or results of operations. If suitable opportunities arise, Host anticipates that it would finance future acquisitions through available cash, bank lines of credit or through additional debt or equity financing. There can be no assurance that such debt or equity financing would be available to Host on acceptable terms when, and if, suitable strategic opportunities arise. If Host were to consummate one or more significant acquisitions in which part or all of the consideration consisted of equity, shareholders of Host could suffer a significant dilution of their interests in Host.

GOVERNMENT REGULATIONS COULD ADVERSELY AFFECT HOST'S BUSINESS.

     Host's business is subject to various governmental regulations incidental to its operations, such as environmental, employment, and safety regulations. In addition, Host is subject to state health department regulations and yearly inspections. Food service operations at the various locations are subject to sanitation and safety standards, and state and local licensing of the sale of food products. Cost of compliance with these various regulations is not material. However, there can be no assurance that additional federal and state legislation or changes in the regulatory environment will not limit the activities of Host in the future or increase the cost of regulatory compliance.

EFFECTIVE CONTROL BY CURRENT OFFICERS AND DIRECTORS AND SIGNIFICANT SALES BY OFFICERS AND DIRECTORS COULD HAVE A NEGATIVE IMPACT ON SHARE PRICE.

     Host's current officers, directors and family members beneficially own approximately 42% of the total voting stock outstanding, including options for common stock such individuals may have the right to exercise. Host's Articles of Incorporation do not authorize cumulative voting in the election of directors and as a result, Host's officers and directors currently are, and in the foreseeable future will continue to be, in a position to have a significant impact on the outcome of substantially all matters on which shareholders are entitled to vote, including the election of directors. In addition, based on the large number of shares currently owned by management, any sales of significant amounts of shares by Host's officers and directors, or the prospect of such sales, could adversely affect the market price of Host's common stock. Certain officers and directors are currently subject to lock-up agreements with respect to certain of their shares. In addition, these individuals, if and when they sell their shares, are subject to the volume limitations imposed by Rule 144 with respect to sales by affiliates.

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

RISKS RELATING TO HOST'S FOOD SERVICE OPERATIONS

HOST'S SUCCESS DEPENDS ON ITS ABILITY TO RETAIN AND RENEW EXISTING CLIENT CONTRACTS.

     Host's success depends on its ability to retain and renew existing client contracts and to obtain and successfully negotiate new client contracts. Certain of Host Business Dining's corporate dining contracts representing approximately 19% of Host's annual sales are from two major customers. There can be no assurance that Host will be able to retain and renew existing client contracts or obtain new contracts or that such contracts will be profitable. Host's failure to retain and renew existing contracts or obtain new contracts could have a material adverse effect on Host's business, financial condition and results of operations.

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

HOST MAY LOSE CUSTOMERS IF BUILDING OWNERS FAIL TO RETAIN TENANTS.

     Some of Host Business Dining's customers consist of tenants in large office complexes and buildings in the northeastern United States. Accordingly, Host is dependent on the building owners to attract and retain quality tenants by offering competitive rental rates, favorable locations and adequate maintenance services. To the extent these entities fail to provide a favorable rental atmosphere and retain existing tenants, Host may lose customers, revenues, and potentially a food service contract irrespective of the quality of its food service facility. If Host were to lose customers due to building vacancies, it could have an adverse material effect on Host's operations and financial condition.

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

HOST DEPENDS UPON ITS KEY PERSONNEL AND MAY EXPERIENCE DIFFICULTY
ATTRACTING AND RETAINING KEY EMPLOYEES.

     Host's future success depends to a significant extent on the efforts and abilities of its executive officers, Geoffrey W. Ramsey and David J. Murphy and the services of Lindley's executive officers, Gilbert Rossomando and Mark Cerreta. Although Host has employment agreements with these individuals, the loss of the services of these individuals could have a material adverse effect on Host's business, financial condition and results of operations. Host believes that its future success also will depend significantly upon its ability to attract, motivate and retain additional highly skilled managerial personnel. Competition for such personnel is intense, and there can be no assurance that Host will be successful in attracting, assimilating and retaining the personnel it requires to grow and operate profitability. Host obtained a $1,000,000 key man life insurance policy on Messrs. Ramsey, Murphy, Rossomando and Cerreta of which Host is the beneficiary.

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

RISKS RELATING TO PRE-EMPLOYMENT SCREENING OPERATIONS

SELECTFORCE DOES NOT HAVE ANY LONG-TERM AGREEMENTS WITH ITS CLIENTS AND ITS FUTURE SUCCESS IS DEPENDENT ON REPEAT BUSINESS AND OBTAINING NEW CLIENTS.

     Selectforce's success depends on attracting and retaining clients. Although Selectforce has client agreements, it does not have contracts, and as such depends on fluctuating demand for its services. There can be no assurance that Selectforce will be able to retain existing clients or attract new clients. Selectforce's failure to retain existing clients or attract new clients could have a material adverse effect on Selectforce's future profitability.

SELECTFORCE IS DEPENDENT ON ITS ACCESS TO GOVERNMENT RECORDS, WHICH COULD BE LIMITED OR PREVENTED BY VARIOUS GOVERNMENT REGULATION.

     Selectforce obtains much of the background information requested by its clients from public databases at the federal, state and local level. Access and use of this information is subject to various rules, laws and guidelines. Any significant changes in these rules, laws or guidelines could have a material adverse effect on Selectforce's operations and limit its ability to conduct its operations.

SELECTFORCE COMPETES WITH NUMEROUS COMPANIES, INCLUDING ITS POTENTIAL CLIENTS, MANY OF WHICH HAVE GREATER FINANCIAL AND OTHER RESOURCES THAN THOSE OF SELECTFORCE.

     Selectforce encounters significant competition in each area of the pre-employment screening market in which it operates. Many of Selectforce's competitors have significantly greater financial and other resources than Selectforce. Competition may result in price reductions, decreased gross margins and loss of market share. In addition, existing or potential clients may elect to perform their own background investigations, thereby eliminating Selectforce's opportunity to provide its services.

In addition, technological advances including database management and the internet, may result in significant changes to how Selectforce performs and delivers its services, and could result in increased competition and/or decreased demand for its services. Furthermore, Selectforce's ability to compete could be adversely impacted if it is unable to pass price increases on to customers or if its information costs increase. There can be no assurance that Selectforce will be able to compete successfully in the future, or that technological changes and competition will not have a material adverse effect on Selectforce's business.

SELECTFORCE DEPENDS UPON ITS KEY PERSONNEL AND MAY EXPERIENCE DIFFICULTY IF IT FAILS TO RETAIN SUCH PERSONNEL.

     Selectforce's future success depends to a significant extent on the efforts and abilities of its President, Tammi Didlot and Operations Manager, Cheryl York. Although Selectforce has negotiated a 3-year employment agreement with Tammi Didlot and has good relations with Ms. York, the loss of the services of these individuals could have a material adverse effect on Selectforce's business, financial condition and results of operations.

Item 2.   DESCRIPTION OF PROPERTIES
-----------------------------------

     Our corporate offices are located at Two Broadway, Hamden, Connecticut 06518. Our telephone number is (203) 248-4100. Lindley's corporate offices are located at 515 Lindley Street, Bridgeport, Connecticut 06606. Selectforce's corporate offices are located at 200 N.W. 66th Street, Suite 972, Oklahoma City, Oklahoma 73116.

     We lease our Hamden offices under the terms of a month-to-month lease agreement, with a monthly payment of $3,335. We also maintain food service facilities at a number of locations through out the northeast pursuant to our contracts with building owners. Lindley leases its office and food processing facility in New Haven, Connecticut pursuant to a five (5) year lease which commenced on April 1, 2000, with a monthly payment of $11,075. Lindley leases the Bridgeport facility from Messrs. Cerreta and Rossomando, paying Messrs. Cerreta and Rossomando $3,000 per month. We believe this lease is on terms competitive with other similar facilities in Bridgeport, Connecticut. We lease our Selectforce facilities in Oklahoma City, Oklahoma pursuant to the terms of a five (5) year lease agreement that commenced on July 1, 2002, with a monthly payment of $2,868.

Item 3.   LEGAL PROCEEDINGS
---------------------------

     We know of no pending or threatened legal proceeding to which we are or will be a party which, if successful, might result in a material adverse change in the business, properties, or financial condition of Host or its subsidiaries.

Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     No matters were submitted during our fourth quarter of the fiscal year covered by this report to a vote of our shareholders.

     We anticipate holding our annual meeting of shareholders during the second quarter of our fiscal year for the election of directors, the ratification of the selection of independent auditors and such other matters as may properly come before the meeting.

                                 PART II

Item 5.   MARKET PRICE AND DIVIDENDS ON OUR COMMON EQUITY AND RELATED
---------------------------------------------------------------------
STOCKHOLDER MATTERS
-------------------

     Our common stock is quoted on the NASDAQ Small Cap Market System under the symbol "CAFE". The following table sets forth the range of high and low closing sales prices for the last two fiscal years and for each period indicated.


                             2002                     2001
                         --------------           --------------
                         High       Low           High       Low
                       --------------------------------------------
First Quarter            $2.78     $2.65          $5.38     $4.19
Second Quarter           $2.88     $1.93          $5.00     $2.28
Third Quarter            $2.80     $2.10          $3.44     $2.13
Fourth Quarter           $4.25     $2.90          $4.25     $2.71

     Our warrants to purchase common stock are quoted on the NASDAQ Small Cap Market System under the symbol "CAFEW". The following table sets forth the range of high and low closing sales prices for the last two fiscal years and for each period indicated.


                             2002                     2001
                         --------------           --------------
                         High       Low           High       Low
                       --------------------------------------------
First Quarter            $0.38     $0.35          $1.31     $0.88
Second Quarter           $0.39     $0.20          $1.13     $0.38
Third Quarter            $0.46     $0.25          $0.81     $0.38
Fourth Quarter           $0.72     $0.30          $0.95     $0.45

     We had approximately 560 shareholders of record as of September 18, 2002. We have not declared or paid any cash dividends on our common stock and presently intends to retain its future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table sets forth certain information concerning all equity compensation plans previously approved by shareholders and all equity compensation plans not previously approved by shareholders as of June 30, 2002. The 2000 Stock Option Plan is our only equity compensation plan and it was approved by shareholders.

                  EQUITY COMPENSATION PLAN INFORMATION

                              NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE       NUMBER OF SECURITIES
                              BE ISSUED UPON EXERCISE       EXERCISE PRICE OF       REMAINING AVAILABLE
                              OF OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,     FOR FUTURE ISSUANCE
                                WARRANTS AND RIGHTS        WARRANTS AND RIGHTS         UNDER EQUITY
                                                                                     COMPENSATION PLANS
                                                                                   (EXCLUDING SECURITIES
                                                                                  REFLECTED IN COLUMN (a))
                                      (a)                         (b)                      (c)
Equity compensation
plans approved by
security holders                     488,350                      $3.30                    11,650

Equity compensation
plans not approved by
security holders                       N/A                         N/A                       N/A

Total                                488,350                      $3.30                    11,650

RECENT SALES OF UNREGISTERED SECURITIES

     Host made the following unregistered sales of its common stock as of June 30, 2002:

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

8/30/01       56,911 shares of     None                 (3)    Shareholder of Contra-    Section 4(2) of the
              Common Stock                                     Pak, Inc.                 Securities Act of
                                                                                         1933, as amended

3/28/02       700,000 shares of    None                 (4)    Shareholders of           Rule 506 of Regulation D
              Common Stock                                     Selectforce, Inc.         of the Securities Act of
                                                                                         1933, as amended


(1) The shares of common stock were issued to the two principals of Lindley pursuant to the Share Purchase Agreement between the Company and the two (2) Lindley shareholders dated July 31, 2000.

(2) The Company privately placed 65,384 Units, each Unit consisting of one (1) share of common stock and 1/2 warrant to purchase common stock. The offering price was $3.25 per Unit. The warrants are exercisable at $5.50 per warrant for a period of five (5) years.
(3) The shares were issued to James Hairston, the sole shareholder of Contra-Pak pursuant to the Asset Purchase Agreement between the Company, Contra-Pak and Mr. Hairston, dated August 30, 2001.
(4) The shares of common stock were issued to the twenty-two shareholders of Selectforce pursuant to the merger agreement between the Company and the twenty-two (22) Selectforce shareholders dated March 28, 2002.


Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

     The following review should be read in conjunction with the financial statements and notes thereto.

FORWARD-LOOKING STATEMENTS MAY NOT PROVE ACCURATE

     This report for the fiscal year ended June 30, 2002 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, Host's growth strategies, anticipated trends in Host's business and its future results of operations, market conditions in the food service industry, Host's ability to make and integrate acquisitions and the impact of government regulation. These forward-looking statements are based largely on Host's expectations and are subject to a number of risks and uncertainties, many of which are beyond its control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

     *    Host's ability to refinance its debt obligation,

     *    Host's ability to retain and renew customer contracts,

     * Host's need to finance clients' equipment and initial start-up costs,

     * Host's dependence on building owners' ability to retain clients,

     *    The fluctuation in food costs,

     *    Severe labor shortages,

     *    Uncertainties in the competitive bidding process,

     *    Host's dependence on key personnel, and

     * The intense competition in the food service industry on a local and national level.

     In addition, the words "believe," "may," "will," "estimate,"
"continue," "anticipate," "intend," "expect," and similar expressions, as they relate to Host, its business or its management, are intended to identify forward-looking statements.

     We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise after the date of this report. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

RECENT DEVELOPMENTS

     On August 30, 2001, Host acquired all of the assets of Contra-Pak, Inc., a food service company based in Dallas, Texas which specializes in shelf stable meals for programs such as "meals-on-wheels" and disaster relief programs. Contra-Pak's assets were acquired for approximately $160,000 in cash and 56,911 shares of Host's "restricted" common stock. Contra-Pak's founder and President, Mr. James Hairston, has entered into a three-year employment agreement with Host's Lindley subsidiary.

     On March 28, 2002, Host purchased all of the issued and outstanding shares of Oklahoma City, Oklahoma based Select Force, Inc., plus acquisition costs, resulting in a total purchase price of approximately $2,278,000. Host issued 700,000 shares of "restricted" common stock in exchange for all of the outstanding shares of Selectforce. Selectforce is a regional employment and drug screening company offering a complete package of criminal histories, motor vehicle reports, worker's compensation records, verification of education and social security numbers, credit reports, and previous employment verification. Upon completion of the acquisition, Ms. Tammi Didlot, the President of Selectforce, entered into a three-year employment contract with Host and was appointed to its board of directors.

     On July 1, 2002, Lindley commenced operations in Muncie, Indiana. Lindley will provide home delivered meals and congregate feeding programs for Lifestream Services, Inc. Management believes that one of the reasons Lindley was awarded this contract over several national firms and a local food company was due to its ability to produce fresh hot meals. In addition, Lindley also was awarded contracts to provide congregate and home delivered meals for In Home and Community Services, Inc. of Richmond, Indiana and breakfasts, lunches and snacks for Early Head Start
- Carey Services of Marion, Indiana. On September 6, 2002, Lindley began providing meals and snacks for Head Start of Muncie, Indiana. Lindley is currently in the process of developing leads for other senior nutrition and head start programs throughout the state of Indiana.

     In August 2002, Selectforce began to offer drug screening services through its own on-site drug screening facility. Selectforce will offer "five-panel" (basic street drugs) and "nine-panel" (basic street drugs and prescription drugs) testing. Selectforce believes there is a large market for these services and is now able to provide a complete package of employment and drug screening services to its clients.

     In September 2002, Messrs. Rossomando and Cerreta, the President and Vice President of our Lindley subsidiary, notified us that they would be electing to exercise a portion of their earnings interest in the Lindley profits, which they are entitled to pursuant to the share purchase agreement between Host and Lindley. Host will pay to Messrs. Rossomando and Cerreta, in the aggregate, $231,000. Host and Messrs. Rossomando and Cerreta are currently in the process of negotiating the exact date that payment will be made.

     As described in Host's consolidated financial statements, Webster Bank has notified Host of its intent to not renew Host's $1,500,000 revolving line of credit which matures on November 30, 2002 and Host is in default of a certain loan covenant with respect to its $2,500,000 term note as a result of not remitting a $150,000 Success Fee to the bank in a blocked depository account and is subject to foreclosure on substantially all of its assets. As a remedy for default, the bank may demand repayment of the loans, however, no such demand has been made to date. Negotiations are presently under way to obtain a modification to the loan agreements, to extend the maturity of the revolving line of credit and extend the payment of the Success Fee. In addition, Host is in negotiations with other lenders to refinance the term note and revolving line of credit and to raise additional capital. However, Host cannot predict what the outcome of the negotiations will be. These conditions raise substantial doubt about Host's ability to continue as a going concern. Host financial statements have been prepared assuming that Host will continue operating as a going concern and meet its obligations as they become due and contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, as a result of the default and inability to meet its obligations under the revolving line of credit absent a new agreement with Webster Bank or obtaining a new lender, Host's independent auditors have issued a "going concern" opinion with respect to the audited financial statements as of and for the year ended June 30, 2002.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2002 ("2002 PERIOD") VS. THE YEAR ENDED JUNE 29, 2001 ("2001 PERIOD")

     Net revenues for the fiscal year ended June 30, 2002 were $24,370,150 as compared to $21,636,168 for the year ended June 29, 2001. Accordingly, revenues increased $2,733,982 or approximately 13%. The increase in net revenues was primarily a result of increased revenues from Lindley, which accounted for $1,511,749 of the increase. In addition, revenue increased by $839,116 and $465,522 from the Contra-Pak operation for ten months and Selectforce for three months, respectively. Host's revenues decreased $82,405 from the previous fiscal year. Management expects to continue to increase the Company's revenues during the next fiscal year through the addition of more senior feeding programs, and a full year of sales from Contra-Pak and Selectforce.

     Gross profit rose $889,794, a 19% increase, for the fiscal year ended June 30, 2002 when compared to the year ended June 29, 2001. Gross profit as a percentage of sales increased from 22% for the year ended June 29, 2001 to 23% for the year ended June 30, 2002, primarily due to the increased revenues in the higher margin lines of Lindley, Contra-Pak and Select and improved cost controls at the unit levels. Host generated a net operating profit (before other income and expenses, provision for income taxes, and other comprehensive income on interest rate swap adjustments) of $380,296 for the year ended June 30, 2002 as compared to net operating income of $232,904 for the year ended June 29, 2001. Host generated net income of $70,085 after provision for income taxes of $36,000 and before other comprehensive income on interest rate swap adjustments of $31,291 for the year ended June 30, 2002 as compared to a net loss of $42,387, after provision for income taxes of $44,500 for the year ended June 29, 2001. The improvements in both operating and net income for the year ended June 30, 2002 were a direct result of the Lindley and Selectforce acquisitions and the continued effort by Host to control expenses. Host expects to continue to improve profitability through the increased growth of its senior feeding programs, its Selectforce operation and the continued reduction of expenses generated by improved operating efficiencies.

     Selling, general and administrative expenses were $5,304,041 for the year ended June 30, 2002 as compared to $4,561,639 for the year ended June 29, 2001, an increase of $742,402. Most of this increase is due to the additional labor and operating expenses attributable to the operations of Lindley and Selectforce. As discussed in Note 1 to Host's Consolidated Financial Statements, Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets were issued in July 2001. These standards change the accounting for business combinations which include, among other things, requiring companies to stop amortizing goodwill and certain intangible assets deemed to have indefinite useful lives. Host has elected to adopt SFAS No.'s 141 and 142 effective June 30, 2001, which has reduced amortization expense of goodwill and increased net income by approximately $163,000 for the year ended June 30, 2002.

     Interest expense for the year ended June 30, 2002 decreased by $2,432 over the year ended June 29, 2001 due to lower rates and the amortization of the Lindley term loan. Other income was $6,818 for the year ended June 30, 2002 as compared to $52,670 for the year ended June 29, 2001, a decrease of $45,852. This decrease is primarily attributed to a reduction in net investment income of $18,929 and a decrease in gain on sale of assets of $21,313. The decline in net investment income was due to the use of cash to fund the Lindley acquisition.

FOR THE YEAR ENDED JUNE 29, 2001 ("2001 PERIOD") VS. THE YEAR ENDED JUNE 29, 2000 ("2000 PERIOD")

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

LIQUIDITY AND CAPITAL RESOURCES

     Host's liquidity as evidenced by its current ratio has increased. The current ratio at June 30, 2002 and June 29, 2001 was .79 and .72, respectively. This increase is due to the increase in profitability and the classification of a portion of the term loan payable as long-term debt based on Host's ability to meet its amended covenant requirements for the last two quarters of fiscal 2002.

     Cash flows provided by operations for the year ended June 30, 2002 were $779,873. This improvement in cash flows from operations was primarily generated by Host's net income of $70,085 as compared to its net loss of $42,387 in fiscal 2001. Cash used in investing activities of $311,907 was principally due to the use of $198,507 to acquire Contra-Pak's assets and the Selectforce acquisition. Cash used in financing activities of $179,418 was due to net principal payments on long-term debt of $154,418.

     In connection with the July 31, 2000 acquisition of Lindley, Host obtained a $2,500,000 term note and a demand note payable of up to $1,200,000 from Webster Bank. The term loan and demand note payable are collateralized by substantially all of the assets of Host. In addition, they are subject to certain financial covenants, noncompliance with which would be considered an event of default and provide the bank with the right to demand repayment prior to the maturity date. As discussed in
Note 8 to the notes to the consolidated financial statements, Host was not in compliance with certain of these covenants as of its fiscal year ended June 29, 2001. Specifically, Host was not in compliance with the following covenants: (1) total indebtedness to net worth of 1.50:1.00;
(2) funded debt to EBITDA of 2.5:1.00; (3) current ratio of 1.35:1.00; and (4) reduction of line of credit to an amount no greater than $330,000 for thirty consecutive days.

     Host failed the covenants driven by profitability and liquidity due to a delay in the acquisition of Lindley and the greater than anticipated cash flow requirements associated with that acquisition.

     In a letter dated September 19, 2001, the bank waived the right to exercise its remedies in default for these specific instances of noncompliance, however the bank reserved the right to demand repayment upon future violation of debt covenants in any quarter. No consideration was paid to the bank in connection with obtaining this waiver. Since it was probable that Host would fail to meet the covenant requirements in future quarters, the term note payable had been classified as current in the accompanying consolidated balance sheet as of June 29, 2001.

     On February 15, 2002, the bank issued a commitment letter, which was revised on March 28, 2002, that modified the amount of the revolving line of credit from $1,200,000 to $1,500,000, changed the borrowing base definition from 70% to 75% of eligible accounts receivable, extended the expiration date to November 30, 2002, and changed the variable interest rate to the bank's prime rate plus 1.5% per annum. The bank also agreed to modify the term loan agreement principally as follows:

     1. Reduce the term loan by $300,000 and apply the balance to the revolving line of credit.
     2. Require monthly principal payments of $25,889 with the remaining balance due at maturity, November 30, 2003.
     3. Require within one hundred twenty (120) days of the closing that Host shall establish with the bank a blocked depository account (the "Success Fee") in the amount of not less than $100,000. The Success Fee shall be paid to the bank upon the sooner of (1) the maturity date, (2) payment in full of the term loan, (3) the refinance of the loans or (4) the sale of substantially all of the assets and/or the controlling shares in any of the Host companies. Notwithstanding the foregoing, in the event that the term loan is not paid in full by October 1, 2002, Host will be required to deposit an additional $50,000 in this blocked account to bring the total Success Fee balance to $150,000. Until the payment by Host to the bank of the Success Fee, the Success Fee shall constitute cash collateral to secure the loan.
     4.   Require quarterly covenant measurements as follows:
               a. Current ratio equal to or greater than 1:1 up to and including September 27, 2002 and 1.10:1 at all times thereafter.
               b. Debt to net worth shall be equal to or less than 1.50:1
               c. Funded debt to EBITDA shall be measured commencing with the fiscal quarter ended March 29, 2002 and shall at all times be less than or equal to 4.00:1.00. Quarterly thereafter, the covenant shall reduce by 50 basis points to 2.50:1.00 by December 31, 2002. The covenant shall remain at 2.50:1.00 quarterly thereafter.
               d. Debt service coverage ratio shall be equal to or greater than 1:1 for the quarter ending March 29, 2002 increasing each quarter to 1.20:1 on a cumulative rolling four (4) quarter basis ending December 27, 2002 and thereafter.

     The $150,000 success fee will be accrued as a debt financing cost from the date of the new loan agreement, April 5, 2002, through the maturity date (November 30, 2003) and the $150,000 blocked depository account will be carried as restricted cash (separate from cash and cash equivalents).

     The amended bank agreements, as set forth in the revised commitment letter date March 28, 2002, were finalized in the First Amended and Restated Commercial Loan and Security Agreement dated April 5, 2002.
Host was in compliance with the revised financial measurement covenant requirements as of June 30, 2002 however, Host did not establish with the bank a blocked depository account within 120 days of the closing (August 5, 2002). Since Host is in default of the amended bank agreements and as a remedy for default, the bank may demand repayment and foreclose on the assets of Host. As a result, the term note payable has been classified as current in the accompanying consolidated balance sheet as of June 30, 2002.

     As discussed in Note 9 to the accompanying notes to the consolidated financial statements, with regard to the term loan obtained by Host in connection with the acquisition of Lindley, Host entered into an interest rate swap agreement on July 31, 2000 effectively replacing variable interest payments (LIBOR + 2.5%) with fixed interest payments (9.77%) in order to hedge against the changes in the amount of future cash flows associated with payments on variable rate debt. As of June 30, 2002 Host was paying a fixed rate of 7.27% and receiving 1.84% on a notional amount of $1,501,556. The differential paid on the interest rate swap agreement is recognized currently as an adjustment to interest expense and totaled $92,183 for the year ended June 30, 2002. The interest rate swap, totaling $80,277 at June 30, 2002, is reflected as fair value in Host 's consolidated balance sheet and the related loss on this contract is deferred in shareholders' equity (as a component of accumulated other comprehensive loss). This deferred loss is then amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. The effect of this accounting on Host's operating results is that the interest expense on the portion of variable-rate debt being hedged is generally recorded based on a fixed interest rate (9.77%).

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

     As presented in Notes 7 and 8 to the consolidated financial statements, the bank has notified Host of its intent to not renew the revolving line of credit which matures on November 30, 2002. Further, Host is in default of a certain loan covenant as a result of not remitting a $150,000 "success fee" to the bank in a blocked depository account. The bank may demand repayment of the loans and foreclose on substantially all of Host's assets however, to date, no such demand has been made. Since the bank may, at any time, demand repayment of the loans outstanding, the term note payable has been classified as current in the accompanying consolidated balance sheet as of June 30, 2002. The classification results in a working capital deficiency of $1,202,524. These conditions raise substantial doubt about Host's ability to continue as a going concern.

     The ability of Host to continue as a going concern is dependent on Host's ability to successfully negotiate a modification to the existing loan agreements and to refinance its term and demand notes payable with another lender. Host is actively negotiating with the bank and has discussed financing options with several lenders. In addition, Host is seeking additional equity financing however, to date, Host has been unsuccessful in obtaining any funding commitments. The financial statements do not include any adjustments that might be necessary if Host is unable to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

     The Securities and Exchange Commission recently issued Financial Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide disclosure and commentary on those policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results, and requires significant judgment and estimates on the part of management in its application. The Company believes the following represent critical accounting policies of the Company as contemplated by FRR 60. For a summary of all of the Company's significant accounting policies, including the critical accounting policies discussed below, see Note 1 to the consolidated financial statements.

ACQUISITION ACCOUNTING

     The acquisitions of Lindley, Contra-Pak and Select have been accounted for under the purchase method of accounting for business combinations. Under the purchase method of accounting, the cost, including transaction costs, is allocated to the underlying net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of net assets acquired was recorded as goodwill.

     The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income (loss). Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. One of the areas that require more judgment in determining fair values and useful lives is intangible assets. The Company used a discounted cash flow model to estimate the value of the customer lists acquired. Some of the more significant estimates and assumptions inherent in this approach are the projected future cash flows (including timing), the discount rate reflecting the risk inherent in the future cash flows, and the average life of a customer. Most of the assumptions were made based on available historical information.

     The value of the Company's intangible assets, including goodwill, is exposed to future adverse changes if the Company experiences declines in operating results or experiences significant negative industry or economic trends or if future performance is below historical trends. The Company periodically reviews intangible assets and goodwill for impairment using the guidance of applicable accounting literature.

OTHER JUDGMENTS AND ACCOUNTING ESTIMATES

     ALLOWANCE FOR DOUBTFUL ACCOUNTS: The Company does have exposure to uncollectible amounts and, accordingly, has recorded an allowance for doubtful accounts.

     PROPERTY AND EQUIPMENT: Routine estimates are required in the area of depreciable lives of fixed assets.

     VALUATION ALLOWANCE: The Company has provided a valuation allowance against deferred tax assets.

     STOCK OPTIONS: Estimates are required for the supplemental disclosures relating to accounting for stock based compensation.

Item 7.   FINANCIAL STATEMENTS
------------------------------

     Index to Consolidated Financial Statements:
                                                                     Page
                                                                     ----

     Independent Auditors' Report. . . . . . . . . . . . . . . . . . .F-1

     Consolidated Balance Sheets, June 30, 2002 and June 29, 2001. . .F-2

     Consolidated Statements of Income (Loss) and Comprehensive
     Income (Loss), Years ended June 30, 2002 and June 29, 2001. . . .F-3

     Consolidated Statements of Changes in Stockholders' Equity,
     Years ended June 30, 2002 and June 29, 2001 . . . . . . . . . . .F-4

     Consolidated Statements of Cash Flows, Years ended June 30, 2002 and June 29, 2001 . . . . . . . . . . . . . . . . . . . . . . . .F-5

     Notes to Consolidated Financial Statements. . . . . . . . . . . .F-6


Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     Not Applicable.

                                PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------

     The following table sets forth certain information concerning the directors and executive officers of Host:

                                                                     DIRECTOR   TERM TO
NAME                 AGE            POSITION                          SINCE     EXPIRE
----                 ---            --------                          -----     ------

Geoffrey W. Ramsey   52  CEO, President, Treasurer and a Director      1986      2003

David J. Murphy      43  CFO, Executive Vice President and a Director  1986      2003

Anne L. Ramsey       55  Secretary and a Director                      1986      2002

Gilbert Rossomando   44  President of Lindley and a Director           2000      2003

Mark Cerreta         43  Executive Vice President - Lindley              *         *

Tammi Didlot         37  President of Selectforce and a Director       2002      2002

Thomas P. Eagan, Jr. 59  Director                                      1988      2002

John D'Antona        58  Director                                      1998      2004

Patrick J. Healy     57  Director                                      1998      2004

_____________________
*  Mr. Cerreta is not a Director of Host.

     All directors will hold office until their successors have been elected and qualified. Our Articles of Incorporation, as amended, provide that the members of our board of directors shall be divided into three classes, as nearly equal in number as possible, with one class being elected each year. Directors in each class are elected for three-year terms. Mr. Eagan, Ms. Ramsey and Ms. Didlot will be nominated for re-election at our 2002 Annual Meeting of Shareholders.

     Each of the officers of Host provides services to Host on a full time basis. Other than officers who are subject to employment agreements, as described elsewhere, each officer serves at the discretion of the board of directors.

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

     DAVID J. MURPHY, a co-founder of Host, has been Chief Financial Officer, Executive Vice President and a Director of Host since March 1986. Mr. Murphy has more than 25 years experience in the industry. Currently, he is responsible for all financial and operational aspects of Host. From 1984 to 1986 he was the Operations Manager for Campus Dining at the University of New Haven and served as Adjunct Professor in the Hotel, Restaurant and Tourism School. From 1983 to 1984 he was involved in operations at Hamilton College in Clinton, New York and Fairleigh Dickinson University in Madison, New Jersey. Mr. Murphy received his B.S. degree in International Business from Quinnipiac University in Hamden, Connecticut, and a certificate in Exporting Marketing from the same college. He has also completed post graduate courses in business. Mr. Murphy is a member of the National Restaurant Association and the National Association of College and University Food Services and is listed in 1986-1987 Directory of Hospitality Educators.

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

     GILBERT ROSSOMANDO has served as a Director of Host since July 2000 and is one of the founders of Lindley Food Services, Inc. Mr. Rossomando served as an Officer and Director of Lindley from July 1995 to July 2000 and continues to be an officer of Lindley, as a subsidiary of Host, where he is responsible for cost analysis, sales and marketing, contract bidding and employee policies. Mr. Rossomando has a Bachelors Degree in Business Administration and Food Service Management from the University of New Haven.

     MARK CERRETA is a co-founder of Lindley Food Services, Inc., and since July 2000 has served as the Executive Vice President in charge of Host's Lindley operations. From July 1995 to July 2000, Mr. Cerreta served as an Officer and Director of Lindley. Mr. Cerreta is currently responsible for customer relations, purchasing, commodity processing for donated foods and negotiates bid pricing with manufacturers. He has a Bachelors degree in Business Administration and Food Service Management from the University of New Haven.

     TAMMI DIDLOT, has served as the President of Selectforce since July 2000 and has more than 10 years of experience in the information industry. In her capacity as President of Selectforce, Ms. Didlot is responsible for all financial, marketing and sales activities for Selectforce. Prior to joining

Selectforce, Ms. Didlot worked for Choice Point (formerly Equifax Services) in various roles. From 1992 - 1995, she was the General Manager in Oklahoma and Arizona. From 1995 - 1997, she was the General Manager of the National Telephone Audit Center. In 1997, she was promoted to Director of Centralized Processing and promoted again in 1998 to Assistant Vice President of Inside Services. In 1999 she became the Vice President of Sales Marketing for Choice Point. Ms. Didlot has a B.S. degree in Business Administration from Oklahoma State University.

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

     JOHN D'ANTONA has served as a Director of Host since February 1998. Mr. D'Antona has 25 years experience in a variety of food service marketing and sales positions and for the past five years, he has been the New England Regional Manager for Mother Parker Tea and Coffee. Mother Parker Tea and Coffee was established in 1912, is a Canadian company and is the largest private label and producer of tea and coffee in North America.

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

     Host's Board of Directors held two (2) meetings during the fiscal year ended June 29, 2002, and each director attended all of the meetings held. There is no family relationship between any director of Host and any other director or executive officer of Host except Geoffrey W. Ramsey and Anne L. Ramsey are brother and sister.

BOARD COMMITTEES

     We have two (2) standing committees:

     *    the Audit Committee, and
     *    the Compensation Committee.

AUDIT COMMITTEE

     The audit committee was formed in June 1999 pursuant to the adoption of our audit committee charter. The audit committee attends to and reports to the board with respect to matters regarding our independent public accountants. This includes:

     *    annual review of the charter,
     * recommending a firm to be engaged as our independent public accountants for the next fiscal year,
     * reviewing with our independent public accountants the scope and results of the audit and any related management letter,
     * consulting with the independent public accountants and management with regard to our accounting methods and adequacy of our internal accounting controls,
     * approving the professional services rendered by the independent public accountants,
     * reviewing the independence, management consulting services and fees of the independent public accountants,
     * inquiring about significant risks or exposures and methods to minimize such risk,
     *    ensuring effective use of audit resources, and
     *    preparing and supervising SEC reporting requirements.

The audit committee currently consists of Messrs. Patrick Healy, Thomas
P. Eagan and John D'Antona, all of whom are the independent members of our board as defined in Rule 4200(a)(15) of the National Association of Securities Dealers' listing standards. The audit committee met two (2) times during the last fiscal year ending June 30, 2002.

COMPENSATION COMMITTEE

     The compensation committee attends to and reports to the board with respect to the appropriate compensation of directors and executive officers. The committee is also responsible for administering our employee benefit plans. The current members are Messrs. Geoffrey W. Ramsey, Thomas P. Eagan and John D'Antona. During the fiscal year ended June 30, 2002, the compensation committee held two (2) meetings.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     To our knowledge, during the fiscal year ended June 30, 2002, our ten percent shareholders, officers and directors timely complied with all applicable filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended. This statement is based solely on a review of the copies of such reports furnished to us by such reporting persons and their written representations that such reports accurately reflect all reportable transactions.

Item 10.  EXECUTIVE COMPENSATION
--------------------------------

SUMMARY COMPENSATION TABLE

===========================================================================================================
                                       SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------
                                                                    Long Term Compensation
                                                                 ------------------------------
                     Annual Compensation                                  Awards        Payouts
-----------------------------------------------------------------------------------------------

      (a)             (b)      (c)          (d)         (e)         (f)         (g)     (h)      (i)

                                                       Other                                     All
     Name                                              Annual    Restricted             LTIP     Other
     and                                               Compen-     Stock      Options/  Pay-    Compen-
   Principal                  Salary       Bonus       sation     Award(s)      SARs    outs    sation
   Position         Year (1)   ($)          ($)        ($)(2)       ($)         (#)      ($)    ($)(3)
-----------------------------------------------------------------------------------------------------------
Geoffrey W. Ramsey   2002    $147,000     $ -0-        $6,500        0         50,000     0      $19,300
 President and CEO   2001    $140,000     $ -0-        $6,500        0         20,000     0      $19,300
                     2000    $140,000     $ -0-        $6,500        0         25,000     0      $19,300

David J. Murphy      2002    $141,750     $ -0-        $6,500        0         50,000     0      $12,500
 Vice President      2001    $135,000     $ -0-        $6,500        0         20,000     0      $12,500
                     2000    $135,000     $ -0-        $6,500        0         25,000     0      $12,500

Gilbert Rossomando   2002    $142,000     $ -0-        $6,500        0         18,000     0      $12,500
 President  of       2001    $135,000     $ -0-        $6,500        0         12,000     0      $12,500
 Lindley(4)          2000       --          --           --          --          --       --        --

Mark Cerreta         2002    $142,000     $ -0-        $6,500        0         18,000     0      $12,500
 Executive Vice      2001    $135,000     $ -0-        $6,500        0         12,000     0      $12,500
 President of        2000       --          --           --          --          --       --        --
 Lindley(4)
==========================================================================================================

(1) Periods presented are for the fiscal years ended June 30, 2002, June 29, 2001 and June 30, 2000.
(2) Host gives Messrs Ramsey, Murphy, Rossomando and Cerreta a car allowance valued at approximately $6,500 per year.
(3) Includes health, life and disability insurance for Messrs. Ramsey and Murphy and health and disability insurance for Messrs. Rossomando and Cerreta.
(4) Messrs. Rossomando and Cerreta entered into employment agreements with Host on August 1, 2000 in connection with Host's acquisition of Lindley Food Services, Inc. Information for fiscal years prior to 2001 is not available.

COMPENSATION OF DIRECTORS

     Our directors receive $500 for each meeting of the board attended, $250 for participation in each meeting of the board by telephone conference and $250 for participation, in person or by telephone conference, in each committee meeting. Directors are reimbursed for out-of-pocket expenses in attending meetings of the board of directors or committees.

EMPLOYMENT CONTRACTS

     We have employment agreements with Messrs. Ramsey and Murphy for five years which commenced February 12, 2002. Under the terms of the agreements, Messrs. Ramsey and Murphy receive annual salaries of $147,000 and $141,750, respectively, which may be increased from time to time by our compensation committee or by the board of directors. Their salaries will not be decreased without their consent. Both individuals receive an expense account, an automobile expense account, related business expenses and all benefits afforded other employees. Host also provides health, disability and life insurance to Messrs. Ramsey and Murphy. On September 12, 2002, our board of directors approved an increase in the annual salaries of Messrs Ramsey and Murphy to $154,000 and $149,000, respectively. These salary increases were retroactive to July 29, 2002.

     Effective August 1, 2000, we entered into four (4) year employment agreements with Gilbert Rossomando and Mark Cerreta, the President and Vice President of Lindley, Host's wholly-owned subsidiary. Messrs. Rossomando and Cerreta each receive a base salary of $142,000 a year and benefits, including a car allowance and health and disability insurance. The salaries of Messrs. Rossomando and Cerreta were increased to $149,000 on July 29, 2002 in accordance with the terms of their employment agreements.

     On March 28, 2002, we entered into a three-year employment agreement with the President of Selectforce, Inc., Tammi Didlot. The terms of the contract provides an expense account, automobile expense allowance and health and disability insurance. In accordance with the terms of her contract, Ms. Didlot is entitled to an initial salary of $82,240. She is also eligible to receive incentive bonuses based upon the performance of the Selectforce operations.

2000 STOCK OPTION PLAN

     On September 5, 2000, Host adopted the 2000 Stock Option Plan which provides for the issuance of options to purchase up to 500,000 shares of common stock to employees, officers, directors and consultants. The plan was ratified by the shareholders at our Annual Meeting of Shareholders on November 21, 2000. As of the date of this report, 488,350 options have been awarded to employees. Unless sooner terminated, the plan will expire on September 5, 2010.

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

     The plan is administered by the compensation committee of the board of directors. At its discretion, the committee may determine the persons to whom options may be granted and the terms thereof. As noted above, the committee may issue options to the board.

     The terms of any options granted under the plan are not required to be identical as long as they are not inconsistent with the express provisions of the plan. In addition, the committee may interpret the plan and may adopt, amend and rescind rules and regulations for the administration of the plan.

OPTIONS GRANTED TO DIRECTORS AND EXECUTIVE MANAGEMENT

     In August 1997, Host granted options to purchase 1,000 shares of common stock to two directors, Mr. Thomas P. Eagan, Jr. and Anne L. Ramsey, respectively. Also in August 1997, Host issued options to purchase 5,000 shares of common stock to Geoffrey W. Ramsey and David J. Murphy, officers and directors. The stock options are exercisable over a period of ten (10) years at an exercise price of $5.00 per share. The options are subject to certain adjustment provisions in the event of any stock dividends, reverse splits and/or reclassifications of the common stock. In August 1999, Host granted to its officers and directors options to purchase 90,000 shares of common stock. Specifically, the board of directors granted Mr. Ramsey 30,000 options, Mr. Murphy 30,000 options, Ms. Ramsey 10,000 options, Mr. Eagan 10,000 options, Mr. Healy 5,000 options and Mr. D'Antona 5,000 options. In May 2000, Host granted to its officers and directors options to purchase 85,000 shares of common stock. The stock options are exercisable for a period of ten (10) years at an exercise price of $4.00. Specifically, the board granted Mr. Ramsey 25,000 options, Mr. Murphy 25,000 options, Ms. Ramsey 8,750 options, Mr. Eagan 8,750 options, Mr. D'Antona 8,750 options and Mr. Healy 8,750 options. In December 2000, Host granted to its officers and directors options to purchase 87,500 shares of common stock. The stock options are exercisable for a period of ten (10) years at an exercise price of $2.69. Specifically, the board of directors granted Mr. Ramsey 20,000 options, Mr. Murphy 20,000 options, Ms. Ramsey 5,000 options, Mr. Eagan 8,500 options, Mr. D'Antona 5,000 options, Mr. Healy 5,000 options, Mr. Rossomando 12,000 options and Mr. Cerreta 12,000 options. In February 2002, Host granted to its officers and directors options to purchase 171,250 shares of common stock. The stock options are exercisable for a period of ten (10) years at an exercise price of $2.45. Specifically, the board of directors granted Mr. Ramsey 50,000 options, Mr. Murphy 50,000 options, Ms. Ramsey 7,500 options, Mr. Eagan 12,750 options, Mr. D'Antona 7,500 options, Mr. Healy 7,500 options, Mr. Rossomando 18,000 options and Mr. Cerreta 18,000 options.

STOCK OPTIONS GRANTED TO EXECUTIVE OFFICERS DURING LAST FISCAL YEAR

     The following table sets forth certain information regarding grants of stock options to our executive officers who received stock options during fiscal year 2002. The fair value of the option grant was estimated on the date of the grant based on the then market price of Host's common stock. None of the following options have been exercised.

---------------------------------------------------------------------------------------
                        NUMBER OF SECU-   PERCENT OF TOTAL
                       RITIES UNDERLYING    OPTIONS/SARS
                         OPTIONS/SARS        GRANTED TO      EXERCISE OF
                           GRANTED          EMPLOYEES IN     BASE PRICE    EXPIRATION
NAME                         (#)             FISCAL YEAR       ($/SH)         DATE
(a)                          (b)                (c)              (d)          (e)
---------------------------------------------------------------------------------------
Geoffrey W. Ramsey . . . . . 50,000             28.0%           $2.45        2/12/12
---------------------------------------------------------------------------------------
David J. Murphy. . . . . . . 50,000             28.0%           $2.45        2/12/12
---------------------------------------------------------------------------------------
Anne L. Ramsey . . . . . . .  7,500              4.2%           $2.45        2/12/12
---------------------------------------------------------------------------------------
Gilbert Rossomando . . . . . 18,000             10.1%           $2.45        2/12/12
---------------------------------------------------------------------------------------
Mark Cerreta . . . . . . . . 18,000             10.1%           $2.45        2/12/12
---------------------------------------------------------------------------------------

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END
OPTION VALUES

     The following table sets forth certain information with respect to stock options exercised by our executive officers during fiscal year 2002. In addition, the table sets forth the number of shares covered by unexercised stock options held by executive officers as of June 30, 2002 and the value of "in-the-money" stock options which represent the positive spread between the exercise price of a stock option and the market price of the shares subject to such option as of June 30, 2002.


---------------------------------------------------------------------------------------
                                                        NUMBER OF
                                                       UNEXERCISED
                                                       SECURITIES         VALUE OF
                                                       UNDERLYING        UNEXERCISED
                                                       OPTIONS/SARS      IN-THE-MONEY
                            SHARES        VALUE        AT FY-END (#)     AT FY-END ($)
                           ACQUIRED      REALIZED      EXERCISABLE/      EXERCISABLE/
NAME                      ON EXERCISE       ($)        UNEXERCISABLE     UNEXERCISABLE
(a)                          (b)            (c)             (d)              (e)
---------------------------------------------------------------------------------------
Geoffrey W. Ramsey . . . . . 0              0               130,000/0        $56,200/0
---------------------------------------------------------------------------------------
David J. Murphy. . . . . . . 0              0               130,000/0        $56,200/0
---------------------------------------------------------------------------------------
Anne L. Ramsey . . . . . . . 0              0                32,250/0        $13,175/0
---------------------------------------------------------------------------------------
Gilbert Rossomando . . . . . 0              0                30,000/0        $13,620/0
---------------------------------------------------------------------------------------
Mark Cerreta . . . . . . . . 0              0                30,000/0        $13,620/0
---------------------------------------------------------------------------------------

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The following table sets forth information regarding the beneficial ownership of shares of Host stock as of September 30, 2002, by (a) each shareholder known to own beneficially more than 5% of the Host common or preferred stock outstanding on such date, (b) each director of Host, (c) each executive officer of Host, and (d) all directors and executive officers of Host as a group:

                                              SHARES OF HOST COMMON
     DIRECTORS, OFFICERS                      AND PREFERRED STOCK (1)
     AND 5% SHAREHOLDERS                       NUMBER      PERCENT
     -------------------                       ------      -------

     Geoffrey W. and Debra
      Ramsey(2)                                376,350      12.53%
     David J. Murphy(3)                        373,100      12.42%
     Anne L. Ramsey(4)                          32,827       1.13%
     Thomas P. and Irene
      Eagan(5)                                 141,000       4.84%
     Patrick J. Healy(6)                        27,250       0.94%
     John D'Antona(7)                           26,250       0.91%
     Gilbert Rossomando(8)                     129,061       4.44%
     Mark Cerreta(9)                           129,061       4.44%
     Robert Vaughn(10)                         150,000       5.22%
     Roger Lockhart(11)                        448,730      15.32%
     Tammi Didlot(12)                            4,675       0.16%

     All executive officers and directors
      as a group(13)                         1,239,574      41.81%
     (Nine Persons)

__________________
*    Less than 1%.
(1) Includes shares of common stock not outstanding, but which are subject to options exercisable within 60 days of the date of the information set forth in this table, which are deemed to be outstanding for the purpose of computing the shares held and percentage of outstanding common stock with respect to the holder of such options. Such shares are not, however, deemed to be outstanding for the purpose of computing the percentage of any other person.
(2) Mr. Ramsey is the beneficial owner of 21,350 shares of common stock, options to purchase 130,000 shares of common stock and 225,000 shares of Series A preferred stock. Mr. Ramsey's 130,000 options include the following options to purchase common stock, all of which are exercisable for a period of ten years from the date of issuance:
     (i) 5,000 options, exercisable at $5.00 per share, issued on August 10, 1997; (ii) 30,000 options, exercisable at $2.25 per share, issued on July 28, 1999; (iii) 25,000 options, exercisable at $4.00 per share, issued on May 17, 2000; (iv) 20,000 options, exercisable at $2.69 per share, issued on December 4, 2000; and (v) 50,000 options, exercisable at $2.45 per share, issued on February 12, 2002. Mr. Ramsey's business address is c/o Host America, 2 Broadway, Hamden, CT 06518.
(3) Mr. Murphy is the beneficial owner of 18,100 shares of common stock, options to purchase 130,000 shares of common stock and 225,000 shares of Series A preferred stock. Mr. Murphy's 130,000 options include the following options to purchase common stock, all of which are exercisable for a period of ten years from the date of issuance:
     (i) 5,000 options, exercisable at $5.00 per share; issued on August 10, 1997; (ii) 30,000 options, exercisable at $2.25 per share, issued on July 28, 1999; (iii) 25,000 options, exercisable at $4.00 per share, issued on May 17, 2000; (iv) 20,000 options, exercisable at $2.69 per share, issued on December 4,

     2000; and (v) 50,000 options, exercisable at $2.45 per share, issued on February 12, 2002. Mr. Murphy's business address is c/o Host America, 2 Broadway, Hamden, CT 06518.
(4) Ms. Ramsey is the beneficial owner of 577 shares of common stock and options to purchase 32,250 shares of common stock. Ms. Ramsey's 32,250 options include the following options to purchase common stock, all of which are exercisable for a period of ten years from the date of issuance: (i) 1,000 options, exercisable at $5.00 per share, issued on August 10, 1997; (ii) 10,000 options, exercisable at $2.25 per share, issued on July 28, 1999; (iii) 8,750 options, exercisable at $4.00 per share, issued on May 15, 2000; (iv) 5,000 options, exercisable at $2.69 per share, issued on December 4, 2000; and (v) 7,500 options, exercisable at $2.45 per share, issued on February 12, 2002. Ms. Ramsey's business address is c/o Host America, 2 Broadway, Hamden, CT 06518.
(5) Mr. Eagan is the beneficial owner of options to purchase 41,000 shares of common stock and 100,000 shares of Series A preferred stock. Mr. Eagan's 41,000 options include the following options to purchase common stock, all of which are exercisable for a period of ten years from the date of issuance: (i) 1,000 options, exercisable at $5.00 per share, issued on August 10, 1997; (ii) 10,000 options, exercisable at $2.25 per share, issued on July 28, 1999; (iii) 8,750 options, exercisable at $4.00 per share, issued on May 17, 2000;
     (iv) 8,500 options, exercisable at $2.69 per share, issued on December 4, 2000; and (v) 12,750 options, exercisable at $2.45 per share, issued on February 12, 2002. Mr. Eagan's business address is 11 Woodhouse Ave., Northford, CT 06472.
(6) Mr. Healy is the beneficial owner of 1,000 shares of common stock and options to purchase 26,250 shares of common stock. Mr. Healy's 26,250 options include the following options to purchase common stock, all of which are exercisable for a period of ten years from the date of issuance: (i) 5,000 options, exercisable at $2.25 per share, issued on July 28, 1999; (ii) 8,750 options, exercisable at $4.00 per share, issued on May 17, 2000; (iii) 5,000 options, exercisable at $2.69 per share, issued on December 4, 2000; and (iv) 7,500 options, exercisable at $2.45 per share, issued on February 12, 2002. Mr. Healy's business address is c/o Host America, 2 Broadway, Hamden, CT 06518.
(7) Mr. D'Antona is the beneficial owner of options to purchase 26,250 shares of common stock. Mr. D'Antona's 26,250 options include the following options to purchase common stock, all of which are exercisable for a period of ten years from the date of issuance: (i) 5,000 options, exercisable at $2.25 per share, issued on July 28, 1999; (ii) 8,750 options, exercisable at $4.00 per share, issued on May 17, 2000; (iii) 5,000 options, exercisable at $2.69 per share, issued on December 4, 2000; and (iv) 7,500 options, exercisable at $2.45 per share, issued on February 12, 2002. Mr. D'Antona's business address is c/o Host America, 2 Broadway, Hamden, CT 06518.
(8) Mr. Rossomando is the beneficial owner of 99,061 shares of common stock and options to purchase 30,000 shares of common stock. Mr. Rossomando's 30,000 options include the following options to purchase common stock, all of which are exercisable for a period of ten years from the date of issuance: (i) 12,000 options, exercisable at $2.69 per share, issued on December 4, 2000; and (ii) 18,000 options, exercisable at $2.45 per share, issued on February 12, 2002. Mr. Rossomando's business address is c/o Host America, 2 Broadway, Hamden, CT 06518.
(9) Mr. Cerreta is the beneficial owner of 99,061 shares of common stock and options to purchase 30,000 shares of common stock. Mr. Cerreta's 30,000 options include the following options to purchase common stock, all of which are exercisable for a period of ten years from the date of issuance: (i) 12,000 options, exercisable at $2.69 per share, issued on December 4, 2000; and (ii) 18,000 options, exercisable at $2.45 per share, issued on February 12, 2002. Mr. Cerreta's business address is c/o Host America, 2 Broadway, Hamden, CT 06518.
(10) Mr. Vaughn is the beneficial owner of 150,000 shares of Series A preferred stock. Mr. Vaughn's business address is 2315 Kachina Street, Mesa, AZ 85203.
(11) Mr. Lockhart is the beneficial owner of 392,330 shares of Host common stock and 8,300 publicly-traded warrants to purchase 8,300 shares of Host common stock. Mr. Lockhart's wife owns 48,100 publicly-traded warrants to purchase 48,100 shares of Host common stock. Mr. and Mrs. Lockhart's warrants were acquired on the open market at varying times and for varying prices. The warrants are exercisable until July 28, 2003 at an exercise price of $5.50 per share. Mr. Lockhart's business address is P.O. Box 10, Beaver, AR 72613.
(12) Ms. Didlot is the beneficial owner of 4,675 shares of Host common stock. Ms. Didlot's business address is 2200 Southeast 3rd St., Moore, OK 73160.
(13) The officers of Host are Messrs. Ramsey, Murphy, Rossomando, Cerreta, Ms. Ramsey and Ms. Didlot. The directors of Host are Messrs. Ramsey, Murphy, Rossomando, Eagan, Healy, D'Antona, Ms. Ramsey and Ms. Didlot.

     Additional shares of Common Stock may be issued earlier upon the conversion of the Series A Preferred Stock to Messrs. Ramsey, Murphy and Eagan if certain performance goals are achieved. To date, these performance goals have not been met.

CHANGES IN CONTROL

     There is no arrangement or understanding known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The information required pursuant to Item 201(d) of Regulation S-B can be found at page 22 under Item 5 of this report.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     We lease approximately 3,000 square feet of office space in Bridgeport, Connecticut for our wholly-owned subsidiary, Lindley Food Services, Inc. from Gilbert Rossomando, the President of Lindley and a director, and Mark Cerreta, the Executive Vice President of Lindley and a principal shareholder. The rent on the lease is $3,000 per month. We believe this is a competitive lease rate for similar real estate in Bridgeport, Connecticut area where the office is located. All future transactions with management must be reviewed and approved by all of Host's independent directors.

     On July 11, 2001, Host received a $150,000 loan from Selectforce pursuant to the terms of a promissory note executed by the parties. The promissory note bears interest at the rate of 9.25% per annum and is payable in full by Host on December 28, 2001, which was extended to June 30, 2002. The loan to Host was made independent from the merger, although it was made to assist Host with working capital and other expenses incurred in connection with the merger. Upon consummation of the merger, Selectforce and Host agreed to extend the due date on the note indefinitely.

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

    10.30   Agreement for Food Services with Tellium, Inc. dated January
            9, 2001.(9)

    10.31 Agreement for Food Services with American National Red Cross Blood Services Region dated April 2, 2001.(9)

    10.32 Agreement for Food Services with Goodwill Industries of Western Connecticut dated April 6, 2001.(9)

    10.33 Agreement for Food Services with Lucent Technologies dated May 14, 2001.(9)

    10.34   Merger Agreement between Host America Corporation and
            Selectforce, Inc., dated October 26, 2001.(10)

    10.35 Agreement for Food Services with Harbor Park Associates dated August 10, 2001.(11)

    10.36   Agreement for Food Services with New England Business
            Services dated October 1, 2001 (New Hampshire).(12)

    10.37   Agreement for Food Services with New England Business
            Services dated October 1, 2001 (Massachusetts).(12)

    10.38 Agreement for Food Services with Armstrong Park Associates dated October 1, 2001. (12)

    10.39   Agreement for Food Services with Ames Merchandise
            Corporation dated October 29, 2001.(12)

    10.40 Agreement for Food Services with Merritt Crossing at 440 Wheelers Farm Road, L.L.C. (12)

    10.41   Non-Competition and Employment Agreement between Host
            America Corporation and Tammi Didlot dated March 28,
            2002.(10)

    10.42   Non-Competition, Confidentiality and Non-Solicitation
            Agreement between Host America Corporation and Roger
            Lockhart dated March 28, 2002.(10)

    10.43   Stratford YMCA Head Start Program dated January 2, 2002.
            (13)

    10.44 Naugatuck Board of Education/Naugatuck Head Start Program dated February 2, 2002. (13)

    10.45 Boston School Department for purchase of emergency and replacement meals and sandwiches for the food services department dated April 23, 2002.(13)

    99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

    99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002
________________
(1) The documents identified are incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 333-50673).
(2) The documents identified are incorporated by reference from the Company's Form 10-KSB dated June 28, 1998.
(3) The documents identified are incorporated by reference from the Company's January 4, 1999 Form S-8.
(4) The documents identified are incorporated by reference from the Company's July 31, 2000 Form 8-K.
(5) The documents identified are incorporated by reference from the Company's Form 10-KSB dated June 25, 1999.
(6) The documents identified are incorporated by reference from the Company's Form 10-KSB dated June 30, 2000.
(7) The documents identified are incorporated by reference from the Company's March 16, 2001 Form 8-K.
(8) The documents identified are incorporated by reference from the Company's August 30, 2001 Form 8-K.
(9) The documents identified are incorporated by reference from the Company's June 29, 2001 Form 10-KSB.
(10) The documents identified are incorporated by reference from the Company's March 28, 2002 Form 8-K.
(11) The document identified is incorporate by reference from the Company's September 28, 2001 Form 10-QSB.
(12) The documents identified are incorporated by reference from the Company's December 28, 2001 Form 10-QSB.
(13) The documents identified are incorporated by reference from the Company's March 29, 2002 Form 10-QSB.

(b)   Reports on Form 8-K:

      (1) On June 11, 2002, we filed on Form 8-K/A1 reporting the acquisition of Selectforce, as described elsewhere in this report. The information was reported pursuant to Item 2 and the audited financial statements of Selectforce were included.

      (2) On April 24, 2002, we filed on Form 8-K reporting the acquisition of Selectforce, as described elsewhere in this report. The information was reported pursuant to Item 2 and the financial statements of Selectforce were included in our 8-K/A1 listed in (1) above.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  HOST AMERICA CORPORATION


October 11, 2002                  By: /s/ GEOFFREY W. RAMSEY
                                     ---------------------------------
                                  Geoffrey W. Ramsey
                                  President, Chief Executive Officer
                                  and Director


October 11, 2002                  By: /s/ DAVID J. MURPHY
                                     ---------------------------------
                                  David J. Murphy
                                  Executive Vice President, Chief
                                  Financial and Accounting Officer and
                                  Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                        Title                 Date
---------                        -----                 ----

 /s/ ANNE L. RAMSEY        Secretary and Director      October 11, 2002
--------------------------
Anne L. Ramsey


/s/ THOMAS P. EAGAN, JR.   Director                    October 11, 2002
--------------------------
Thomas P. Eagan, Jr.


/s/ PATRICK J. HEALY       Director                    October 11, 2002
--------------------------
Patrick J. Healy


/s/ JOHN D'ANTONA          Director                    October 11, 2002
--------------------------
John D'Antona


/s/ GILBERT ROSSOMANDO     Director                    October 11, 2002
--------------------------
Gilbert Rossomando

/s/ TAMMI DIDLOT           Director                    October 11, 2002
--------------------------
Tammi Didlot

                             CERTIFICATIONS
                             --------------

I, Geoffrey W. Ramsey, principal executive officer, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Host America Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  October 11, 2002               /s/  Geoffrey W. Ramsey
                                      ------------------------------
                                      Geoffrey W. Ramsey
                                      President, Chief Executive
                                      Officer and Director


I, David J. Murphy, principal financial officer, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Host America Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  October 11, 2002               /s/  David J. Murphy
                                      ------------------------------
                                      David J. Murphy
                                      Executive Vice President, Chief
                                      Financial Officer and Director

                      INDEX TO FINANCIAL STATEMENTS


                                                                     PAGE
                                                                     ----

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . .F-1

Consolidated Balance Sheets, June 30, 2002 and June 29, 2001 . . . . .F-2

Consolidated Statements of Income (Loss) and Comprehensive Income
(Loss) for the years ended June 30, 2002 and June 29, 2001 . . . . . .F-3

Consolidated Statements of Changes in Stockholders' Equity for the
years ended June 30, 2002 and June 29, 2001. . . . . . . . . . . . . .F-4

Consolidated Statements of Cash Flows for the years ended June 30, 2002 and June 29, 2001. . . . . . . . . . . . . . . . . . . . . . . . . . .F-5

Notes to Consolidated Financial Statements . . . . . . . . . . F-6 - F-24

                      INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Host America Corporation

We have audited the accompanying consolidated balance sheets of Host America Corporation and subsidiaries (the Company) as of June 30, 2002 and June 29, 2001, and the related consolidated statements of income
(loss) and comprehensive income (loss), changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Host America Corporation and subsidiaries as of June 30, 2002 and June 29, 2001, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 of the notes to the consolidated financial statements, the bank has notified the Company of its intent to not renew the revolving line of credit which matures on November 30, 2002 and the Company is in default of a certain loan covenant as a result of not remitting a $100,000 "success fee" to the bank in a blocked depository account. As a remedy for default, the bank may demand repayment of the outstanding loans however, no such demand has been made as of the report date. Negotiations are presently underway to obtain a modification to the loan agreements, to extend the maturity of the demand note payable, and extend the payment of the success fee. In addition, the Company is in negotiations with other lenders to refinance the term and demand notes payable and to raise additional capital. The Company cannot predict what the outcome of the negotiations will be. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


     /s/  DiSanto Bertoline & Company, P.C.
Glastonbury, Connecticut
August 20, 2002

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 2002 AND JUNE 29, 2001



                                 ASSETS


                                                    June 30, 2002      June 29, 2001
                                                    -------------      -------------

CURRENT ASSETS
  Cash                                              $     648,625      $     360,077
  Accounts receivable, net of allowance for
    doubtful accounts of $15,000 as of June 30,
    2002 and June 29, 2001, respectively                3,019,798          2,684,758
  Inventory                                               617,156            567,242
  Prepaid expenses and other                              313,099            257,562
                                                    -------------      -------------
          Total current assets                          4,598,678          3,869,639

PROPERTY AND EQUIPMENT, net                               859,774            960,580

OTHER ASSETS
  Other                                                    70,928             59,543
  Goodwill, net                                         5,260,200          3,448,374
  Customer list, net                                      785,324            645,017
                                                    -------------      -------------
                                                        6,116,452          4,152,934
                                                    -------------      -------------
                                                    $  11,574,904      $   8,983,153
                                                    =============      =============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Demand note payable                               $   1,437,889      $     892,889
  Current portion of long-term debt                     1,596,291          2,286,128
  Interest rate swap                                       80,277            111,568
  Accounts payable                                      1,925,571          1,597,941
  Accrued expenses and other                              761,174            479,306
                                                    -------------      -------------
          Total current liabilities                     5,801,202          5,367,832

LONG-TERM DEBT, less current portion included above        56,796            110,224

COMMITMENTS                                                     -                  -

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 2,000,000 shares
    authorized                                                700                700
  Common stock, $.001 par value, 80,000,000 shares
    authorized                                              2,173              1,413
  Additional paid-in capital                           10,879,761          8,770,088
  Deficit                                              (5,085,451)        (5,155,536)
  Accumulated other comprehensive loss                    (80,277)          (111,568)
                                                    -------------      -------------
          Total stockholders' equity                    5,716,906          3,505,097
                                                    -------------      -------------
                                                    $  11,574,904      $   8,983,153
                                                   =============      =============

The accompanying notes are an integral part of these consolidated financial statements.

                                   F-2

                HOST AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
           FOR THE YEARS ENDED JUNE 30, 2002 AND JUNE 29, 2001

                                                          For the years ended
                                                    --------------------------------
                                                    June 30, 2002      June 29, 2001
                                                    -------------      -------------
NET REVENUES                                        $  24,370,150      $  21,636,168

COST OF GOODS SOLD                                     18,685,813         16,841,625
                                                    -------------      -------------

     Gross profit                                       5,684,337          4,794,543

GENERAL AND ADMINISTRATIVE EXPENSES                     5,304,041          4,561,639
                                                    -------------      -------------

     Income from operations                               380,296            232,904
                                                    -------------      -------------

OTHER INCOME (EXPENSE)

   Other income                                             6,818             52,670
   Interest expense                                      (281,029)          (283,461)
                                                    -------------      -------------
                                                         (274,211)          (230,791)
                                                    -------------      -------------

     Income before provision for
       income taxes                                       106,085              2,113

PROVISION FOR INCOME TAXES                                 36,000             44,500
                                                    -------------      -------------

     Net income (loss)                                     70,085            (42,387)

OTHER COMPREHENSIVE INCOME (LOSS), before tax
   Interest rate swap adjustments:
     Unrealized loss on agreement                         (60,892)          (141,876)
     Reclassification adjustment for losses included
       in net income (loss)                                92,183             30,308
                                                    -------------      -------------
   Other comprehensive income (loss), net of tax           31,291           (111,568)
                                                    -------------      -------------

   Comprehensive income (loss)                      $     101,376      $    (153,955)
                                                    =============      =============

Net income (loss) per common share                  $        0.04      $       (0.03)
                                                    =============      =============

WEIGHTED AVERAGE SHARES OUTSTANDING                     1,644,288          1,324,524
                                                    =============      =============

The accompanying notes are an integral part of these consolidated financial statements.

                                   F-3

                HOST AMERICA CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED JUNE 30, 2002 AND JUNE 29, 2001


                                                                                       Accumulated
                     Preferred Stock        Common Stock     Additional                   Other       Total
                   -------------------- --------------------   Paid-in               Comprehensive  Stockholders'
                    Shares    Amount     Shares      Amount    Capital      Deficit       Loss        Equity
                   --------  --------   --------    --------  ---------    ---------   ----------    --------
Balance,
 June 30, 2000      700,000  $   700     1,138,895  $   1,139 $7,546,566   $(5,113,149) $       -   $ 2,435,256

Issuance of
common stock:
 For employee
  incentives              -        -         1,295          1       5,509            -          -         5,510
 For employee
  benefit plan            -        -         9,248          9      27,083            -          -        27,092
 In connection
  with Lindley
  Acquisition             -        -       198,122        198     999,802            -          -     1,000,000
 In connection
  with private
  placement, net of
  issuance costs          -        -        65,384         66     191,128            -          -       191,194

Comprehensive loss        -        -             -          -           -      (42,387)  (111,568)     (153,955)
                   --------  -------    ----------  --------- -----------  -----------  ---------   -----------
Balance,
 June 29, 2001      700,000      700     1,412,944      1,413   8,770,088   (5,155,536)  (111,568)    3,505,097

Issuance of
common stock:
 For employee
  incentives              -        -           292          -         876            -          -           876
 For employee
  benefit plan            -        -         3,390          3       9,554            -          -         9,557
 In connection with
  Contra-Pak asset
  purchase                -        -        56,911         57     139,943            -          -       140,000
 In connection with
  Selectforce
  acquisition             -        -       700,000        700   1,959,300            -          -     1,960,000

Comprehensive income      -        -             -          -           -       70,085     31,291       101,376
                   --------  -------    ----------  --------- -----------  -----------  ---------   -----------
Balance,
 June 30, 2002      700,000  $   700     2,173,537  $   2,173 $10,879,761  $(5,085,451) $ (80,277)  $ 5,716,906
                   ========  =======    ==========  ========= ===========  ===========  =========   ===========

The accompanying notes are an integral part of these consolidated financial statements.
                                   F-4

                  HOST AMERICA CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED JUNE 30, 2002 AND JUNE 29, 2001

                                                          For the years ended
                                                    --------------------------------
                                                    June 30, 2002      June 29, 2001
                                                    -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                $      70,085      $     (42,387)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
      Depreciation and amortization                       419,018            588,026
      Compensation expense pursuant to stock issuance      10,433             32,602
      (Gain) loss on disposal of assets                       318            (20,994)
   Changes in operating assets and liabilities:
      Increase in accounts payable                        245,483            351,584
      Decrease (increase) in prepaid expenses
        and other assets                                  207,240            (55,440)
      Increase (decrease) in accrued expenses              29,404            (52,985)
      Increase in inventory                               (49,914)          (105,619)
      Increase in accounts receivable                    (152,194)           (21,035)
                                                    -------------      -------------
      Net cash provided by operating activities           779,873            673,752
                                                    -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of equipment                         77,199             16,266
   Purchases of property and equipment                   (190,599)          (125,808)
   Net cash paid for businesses acquired                 (198,507)        (4,912,867)
                                                    -------------      -------------
      Net cash used in investing activities              (311,907)        (5,022,409)
                                                    -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from demand note payable                      395,000            992,889
   Proceeds from long-term debt                                 -          2,500,000
   Payments on demand note payable                              -           (100,000)
   Change in cash overdraft                                     -           (436,536)
   Proceeds from issuance of common stock and
     warrants, net                                              -            191,194
   Deferred financing costs                               (25,000)           (25,000)
   Principal payments on long-term debt                  (549,418)          (570,756)
                                                    -------------      -------------
      Net cash (used in) provided by financing
        activities                                       (179,418)         2,551,791
                                                    -------------      -------------

NET INCREASE (DECREASE) IN CASH                           288,548         (1,796,866)
CASH, beginning of year                                   360,077          2,156,943
                                                    -------------      -------------
CASH, end of year                                   $     648,625      $     360,077
                                                    =============      =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for businesses acquired is comprised of:
   Fair value of assets acquired                    $   2,402,018      $   6,847,845
   Liabilities assumed                                    103,511            934,978
                                                    -------------      -------------
   Purchase price, net of cash received                 2,298,507          5,912,867
   Common stock issued for businesses acquired         (2,100,000)        (1,000,000)
                                                    -------------      -------------
   Net cash paid for businesses acquired            $     198,507      $   4,912,867
                                                    =============      =============
Cash paid during the year for:
   Interest                                         $     286,391      $     272,761
   Income taxes                                            55,236             39,500
Non-cash investing and financing activities:
   Equipment acquired through assumption of
     notes payable                                        106,153            160,370
   Goodwill recorded in connection with amount
     due to Sellers pursuant to Earnout EBITA
     provision of share purchase agreement                231,100                  -

The accompanying notes are an integral part of these consolidated financial statements.
                                   F-5

                HOST AMERICA CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     JUNE 30, 2002 AND JUNE 29, 2001


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          NATURE OF OPERATIONS

          Host America Corporation ("Host") was incorporated in Delaware on February 6, 1986 with the name University Dining Services, Inc. On March 9, 1998, Host filed a certificate of amendment changing its name to Host America Corporation, and during fiscal 1999 changed its state of incorporation from Delaware to Colorado. Host is a contract food management organization, which specializes in providing the management of corporate dining rooms and cafeterias and such ancillary services as special event catering, vending and office coffee service to business and industry accounts located in the Northeast. In July 2000, Host purchased all of the issued and outstanding shares of Lindley Food Service Corporation ("Lindley") (SEE
          NOTE 2). Lindley provides unitized meals primarily under fixed-price contracts for governmental programs in Connecticut and Massachusetts. On August 30, 2001, Host acquired all of the assets of Contra-Pak, Inc. ("Contra-Pak") (SEE NOTE 2). Contra-Pak, operating as a division of Lindley, specializes in shelf stable meals for programs such as "meals-on-wheels" and disaster relief programs. On March 28, 2002, Host purchased all of the issued and outstanding shares of Selectforce, Inc. ("Select") (SEE NOTE 2). Select is a regional employment and drug screening company offering a complete package of criminal histories, motor vehicle reports, worker's compensation records, verification of education and social security numbers, credit reports, and previous employment verification.

          PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements presented as of and for the year ended June 30, 2002 include the accounts of Host and its wholly-owned subsidiaries Lindley and Select, (combined the "Company"). The consolidated financial statements presented as of and for the year ended June 29, 2001 include the accounts of Host and its wholly-owned subsidiary Lindley. All material intercompany transactions and balances have been eliminated.

          FISCAL YEAR

          The Company changed its fiscal year end from a fifty-two/fifty-three week year ending on the last Friday in June to June 30th. The period from June 28, 2002 (the last Friday in June) to June 30, 2002 fell on a weekend and, as such, had no effect on the Company's consolidated operations. The fiscal years ended June 30, 2002 and June 29, 2001 contain fifty-two weeks.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     JUNE 30, 2002 AND JUNE 29, 2001

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          USE OF ESTIMATES

          The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates.

          CASH AND CASH EQUIVALENTS

          For the purpose of the statement of cash flows, the Company defines cash equivalents as highly liquid instruments with an original maturity of three months or less. The Company had no cash equivalents at June 30, 2002 and June 29, 2001.

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

          CUSTOMER LISTS

          The carrying values of the Lindley and Select customer lists are being amortized over their expected lives of fifteen and seven years.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     JUNE 30, 2002 AND JUNE 29, 2001

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          REVENUE RECOGNITION

          The Company's revenue is recognized at the point of sale of food and merchandise items, and upon delivery of service for catering, restaurant management, and employment screening and other services.

          COST OF GOODS SOLD

          The Company's cost of goods sold primarily consists of food costs and supplies (net of discounts and rebates), labor charges, and other direct expenses such as rent, insurance, equipment depreciation and data information suppliers.

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

          NET INCOME (LOSS) PER COMMON SHARE

          Net income (loss) per common share was computed based upon 1,644,288 and 1,324,524 weighted average shares outstanding during the years ending June 30, 2002 and June 29, 2001, respectively. Dilutive earnings per share is not presented as the potentially dilutive convertible preferred stock and stock purchase options are anti-dilutive. Convertible preferred shares subject to future dilution totaled 700,000 at June 30, 2002 and June 29, 2001 and shares under stock purchase options totaled 488,350 and 309,600, respectively.

          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

          The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income (loss) and its components (i.e. revenues, expenses, gains, and losses) in the accompanying consolidated financial statements.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     JUNE 30, 2002 AND JUNE 29, 2001

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

          RECENT ACCOUNTING STANDARDS

          ACCOUNTING FOR BUSINESS COMBINATIONS

          Statements of Financial Accounting Standards (SFAS) No. 141, BUSINESS COMBINATIONS and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS were issued in July, 2001. These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with indefinite useful lives. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally were effective for fiscal years beginning after December 15, 2001 unless the Company elected early adoption in which case the standard was effective in the first quarter of fiscal 2002 and for purchase business combinations consummated after June 30, 2001.

          The Company elected to adopt SFAS No.'s 141 and 142 effective June 30, 2001, which has reduced amortization expense of goodwill and increased net income by approximately $163,000 for the year ended June 30, 2002 (SEE NOTE 3).

                HOST AMERICA CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     JUNE 30, 2002 AND JUNE 29, 2001

NOTE 2 -  ACQUISITIONS

          On August 30, 2001, the Company acquired all of the assets of Contra-Pak, Inc. ("Contra-Pak"), a food service company based in Dallas, Texas which specializes in shelf stable meals for "meals-on-wheels" and disaster relief programs. Contra-Pak's assets were acquired for $159,635 in cash and 56,911 shares of "restricted" common stock. The Company has entered into a three-year employment agreement with Contra-Pak's former President. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased based upon their fair values at the date of acquisition. The excess of the purchase price over the fair value of the assets acquired was approximately $279,000 and has been recognized as goodwill.

          The purchase price was allocated to the assets acquired (no liabilities were assumed) based upon their estimated fair values as follows:

               Property and equipment             $ 20,870
               Goodwill                            278,765
                                                  --------
               Total purchase price               $299,635
                                                  ========

          On March 28, 2002, the Company purchased all of the issued and outstanding shares of Select, plus acquisition costs, resulting in a total purchase price of approximately $2,278,000. The Company issued 700,000 shares of "restricted" common stock in exchange for all of the outstanding shares of Select. Select is a regional employment and drug screening company offering a complete package of criminal histories, motor vehicle reports, worker's compensation records, verification of education and social security numbers, credit reports, and previous employment verification. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $1,302,000 and has been recognized as goodwill.

          The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows:

               Cash                               $     278,684
               Accounts receivable                      182,846
               Other assets                             413,914
               Property and equipment                    10,662
               Customer list                            193,000
               Goodwill                               1,301,961
                                                  -------------
               Total assets purchased                 2,381,067
               Liabilities assumed                      103,511
                                                  -------------
               Total purchase price               $   2,277,556
                                                  =============

                HOST AMERICA CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     JUNE 30, 2002 AND JUNE 29, 2001

NOTE 2 -  ACQUISITIONS (Continued)

          On July 31, 2000, the Company purchased all of the issued and outstanding shares of Lindley, plus acquisition costs and subsequent purchase price adjustment, resulting in a total purchase price of approximately $6,116,000. The Company issued 198,122 shares of "restricted" common stock and partially financed the acquisition with a $2,500,000 five-year term loan. Lindley is engaged in providing full service contract feeding programs primarily to schools, senior citizens, day care centers, charitable organizations and other government funded agencies. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $3,895,000, and has been recorded as goodwill.

          The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows:

               Accounts receivable                $   1,781,453
               Other current assets                     366,811
               Property and equipment                   320,928
               Customer list                            687,000
               Goodwill                               3,895,100
                                                  -------------
                                                      7,051,292

               Liabilities assumed                      934,978
                                                  -------------

               Total purchase price               $   6,116,314
                                                  =============

          Also, in accordance with the share purchase agreement, Host shall pay to the Sellers of Lindley an "Earnout EBITA" equal to a ten percent (10%) earnings interest ("Earnout Percentage Points") multiplied by the product of 2.25 times Earnout EBITA. The ultimate payment is calculated in accordance with a formula based upon the Lindley operations over a two (2) year period, ending June 30 of the particular exercised year. The Sellers may collectively elect to exercise up to, but not more than five percent (5%) of their Earnout Percentage Points starting June 30, 2002, and, thereafter, have the option to continue to exercise their remaining Earnout Percentage Points on each June 30 anniversary through June 30, 2007. The Sellers can select any two-year period ending June 30, through June 30, 2007, to calculate the Earnout EBITA. In accordance with the terms of the Share Purchase Agreement, the Sellers have elected to exercise the 5% maximum Earnout EBITA totaling $231,100. Accordingly, the amount has been reflected in goodwill and accrued expenses and other in the accompanying consolidated balance sheets.

          The following information reflects the pro forma results of operations of the Company for the years ended June 30, 2002 and June 29, 2001 assuming the Contra-Pak, Selectforce and Lindley acquisitions had occurred at the beginning of the respective years. The pro forma results have been prepared for comparative purposes only and are not necessarily

                HOST AMERICA CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     JUNE 30, 2002 AND JUNE 29, 2001

NOTE 2 -  ACQUISITIONS (Continued)

          indicative of the results of operations that might occur in the future or that would have occurred had the acquisitions of Contra-Pak , Selectforce and Lindley been affected on the dates indicated.

                                                     2002         2001
                                                     ----         ----

             Net revenues                        $25,784,994  $ 5,145,967
             Income from operations                  508,215      363,047
             Net income                              106,957       47,015
             Net income per common share                 .05          .02

NOTE 3 -  GOODWILL

          The changes in the carrying amount of goodwill for the year ended June 30, 2002 are as follows:


                                                       2002
                                                       ----
               Balance, beginning of year         $  3,448,374
               Goodwill acquired during the year 1,580,726 Purchase Price Adjustment
                (Earnout EBITA)                        231,100
               Impairment loss                            -
                                                  ------------
               Balance, end of year               $  5,260,200
                                                  ============

          The Company's acquisitions were tested for impairment utilizing methodologies employed by management in determining the purchase price of each entity at acquisition. Based on the results of those calculations, management has determined that there has not been any impairment of goodwill.

          Pro forma comparative results for the year ended June 29, 2001 follows:


                                                     2002           2001
                                                   (Actual)      (Pro Forma)
                                                   --------      -----------

            Reported net income (loss)            $    70,085    $   (42,387)
            Add back:  Goodwill amortization              -          215,404
                                                  -----------    -----------
            Adjusted net income                   $    70,085    $   173,017
                                                  ===========    ===========


          Basic earnings per share:

            Reported net income (loss)            $       .04    $     (0.03)
            Goodwill amortization                         -              .16
                                                  -----------    -----------
            Adjusted net income                   $       .04    $       .13
                                                  ===========    ===========

                HOST AMERICA CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     JUNE 30, 2002 AND JUNE 29, 2001

NOTE 4 -  CUSTOMER LISTS

          A summary of the carrying amount of the customer lists as of June 30, 2002 and June 29, 2001 is as follows:

                                                     2002           2001
                                                  -----------    -----------

          Customer lists                          $   880,000    $   687,000
          Less, accumulated amortization               94,676         41,983
                                                  -----------    -----------
                                                  $   785,324    $   645,017
                                                  ===========    ===========

          Amortization of the customer lists for the years ended June 30, 2002 and June 29, 2001 totaled $52,693 and $41,983, respectively

          Future amortization expense for each of the fiscal years succeeding June 30, 2002 is as follows:

               2003                               $   73,371
               2004                                   73,371
               2005                                   73,371
               2006                                   73,371
               2007                                   73,371
               2008 and thereafter                   418,469
                                                  ----------
                                                  $  785,324
                                                  ==========

NOTE 5 -  FINANCIAL INSTRUMENTS

          CONCENTRATIONS OF CREDIT RISK

          The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, accounts receivable, and interest rate swap.

          * Cash - The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company has cash balances on deposit with banks at June 30, 2002 and June 29, 2001 that exceeded federal depository insurance limits by $303,260 and $175,175, respectively.

          * Accounts receivable - One major customer comprised 19% and 15% of accounts receivable as of June 30, 2002 and June 29, 2001, respectively. Net revenues from individual customers which exceeded ten percent of total net revenues during the years ended June 30, 2002 and June 29, 2001 aggregated 0% (no individual customers exceeded 10%) and 23% (2 customers), respectively. The Company reviews a customer's credit history before extending credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Such losses have been within management's expectations.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     JUNE 30, 2002 AND JUNE 29, 2001

NOTE 5 -  FINANCIAL INSTRUMENTS (Continued)

          * Interest rate swap - The Company is exposed to credit loss in the event of nonperformance by the counter-party of the interest rate swap agreement. The counter-party is a major financial institution and the Company does not anticipate nonperformance.

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

          The carrying amount of the Company's financial instruments approximates their fair value as outlined below:

          * Cash, accounts receivable and accounts payable - The carrying amounts approximate their fair value because of the short maturity of those instruments.

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

          The Company's financial instruments are held for other than trading purposes.

NOTE 6 -  PROPERTY AND EQUIPMENT

          A summary of property and equipment as of June 30, 2002 and June 29, 2001 is as follows:

                                                     2002           2001
                                                     ----           ----

          Equipment and fixtures                  $ 1,550,863    $ 1,353,543
          Vehicles                                    301,460        276,586
          Leasehold improvements                      612,682        580,821
                                                  -----------    -----------
                                                    2,465,005      2,210,950
          Less: accumulated depreciation and
            amortization                            1,605,231      1,250,370
                                                  -----------    -----------
                                                  $   859,774    $   960,580
                                                  ===========    ===========

          Depreciation and amortization expense for the years ended June 30, 2002 and June 29, 2001 totaled $351,572 and $322,532, respectively.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     JUNE 29, 2002 AND JUNE 29, 2001

NOTE 7 -  DEMAND NOTE PAYABLE

          The Company has a revolving line of credit with a bank which provides for borrowings, based on a collateral formula, up to a maximum of $1,500,000 maturing on November 30, 2002. Interest is payable monthly on amounts outstanding at a variable rate which at all times is equal to the bank's prime rate plus 1.5% per annum (6.25% at June 30, 2002). Total borrowings outstanding at June 30, 2002 and June 29, 2001 totaled $1,437,889 and $892,889 respectively.

          The demand note and the term note payable (see Note 8) are collateralized by substantially all the assets of the Company. The bank has notified the Company of its intent to not renew the revolving line of credit upon expiration (see Note 18).

          NOTE 8 -  LONG-TERM DEBT

          Long-term debt consists of the following as of June 30, 2002 and June 29, 2001:


                                                     2002           2001
                                                     ----           ----

          Term note payable to a bank.  The term
          note requires monthly principal
          installments of $25,889 plus interest
          at LIBOR plus 2.5% (4.34% at June 30,
          2002) and matures on November 30, 2003. $ 1,501,556    $ 2,200,000

          Various equipment notes payable at
          interest rates ranging from 8% to
          12.5%, maturing through April, 2004.
          The notes are secured by the related
          equipment.                                  130,779        141,305

          Various vehicle notes payable at
          interest rates ranging from 0.0% to
          11.6%, maturing through April, 2004.
          The notes are secured by the related
          vehicles.                                    20,752         55,047
                                                  -----------    -----------
                                                    1,653,087      2,396,352
          Less: current portion                     1,596,291      2,286,128
                                                  -----------    -----------
                                                  $    56,796    $   110,224
                                                  ===========    ===========

                HOST AMERICA CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     JUNE 30, 2002 AND JUNE 29, 2001

NOTE 8 -  LONG-TERM DEBT (Continued)

          Maturities of long-term debt for each of the fiscal years succeeding June 30, 2002 are as follows:

               2003                               $ 1,596,291
               2004                                    56,796
                                                  -----------
                                                  $ 1,653,087
                                                  ===========

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

          In a letter dated September 19, 2001, the bank waived the right to exercise its remedies in default for these specific instances of noncompliance, however the bank reserved the right to demand repayment upon future violation of debt covenants in any quarter. No consideration was paid to the bank in connection with obtaining this waiver. Since it was probable that the Company would fail to meet the covenant requirements in future quarters, the term note payable was classified as current in the accompanying consolidated balance sheet as of June 29, 2001.

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

                HOST AMERICA CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     JUNE 30, 2002 AND JUNE 29, 2001

NOTE 8 -  LONG-TERM DEBT (Continued)

               3. Require within one hundred twenty (120) days of the closing, that Host America establish with the bank a blocked depository account ("the Success Fee") in the amount of not less than $100,000. The Success Fee shall be paid to the bank upon the sooner of (1) the Maturity Date, (2) payment in full of the Term Loan,
                    (3) the refinance of the loans or (4) the sale of substantially all of the assets and/or the controlling shares in any of the Host companies. Notwithstanding the foregoing, in the event that the term loan is not paid in full by October 1, 2002, Host will be required to deposit an additional $50,000 in this blocked account to bring the total Success Fee balance to $150,000. Until the payment by Host to the bank of the Success Fee, the Success Fee shall constitute cash collateral to secure the loan.
               4.   Require quarterly covenant measurements as follows:

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

          The $150,000 success fee is being accrued as a debt financing cost monthly from the date of the new loan agreement, April 5, 2002, through the maturity date (November 30, 2003) and the $150,000 blocked depository account will be carried as restricted cash (separate from cash and cash equivalents).

          The amended bank agreements, as set forth in the revised commitment letter dated March 28, 2002, were finalized in the First Amended and Restated Commercial Loan and Security Agreement dated April 5, 2002. The Company did not establish with the bank a blocked depository account within 120 days of the closing (August 5, 2002). Since the Company is in default of the amended bank agreements and as a remedy for default, the bank may demand repayment, the term note payable has been classified as current in the accompanying consolidated balance sheet as of June 30, 2002.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     JUNE 30, 2002 AND JUNE 29, 2001


NOTE 9 -  INTEREST RATE SWAP

          The Company entered into an interest rate swap agreement on July 31, 2000 effectively replacing variable interest payments (LIBOR + 2.5%) with fixed interest payments (9.77%) in order to hedge against the changes in the amount of future cash flows associated with payments on variable rate debt. As of June 30, 2002 the Company was paying a fixed rate of 7.27% and receiving 1.84% on a notional amount of $1,501,556. The differential paid on the interest rate swap agreement is recognized currently as an adjustment to interest expense and totaled $92,183 and $30,308 for the years ended June 30, 2002 and June 29, 2001, respectively. The fair value of the interest rate swap agreement, totaling $80,277 and $111,568 at June 30, 2002 and June 29, 2001, respectively, is reflected in the Company's consolidated balance sheet and the related loss on this contract is deferred in shareholders' equity (as a component of accumulated other comprehensive loss). This deferred loss is then amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. The effect of this accounting on the Company's operating results is that the interest expense on the portion of variable-rate debt being hedged is generally recorded based on a fixed interest rate (9.77%). In connection with the First Amended and Restated Commercial Loan and Security Agreement, the Company incurred a swap breakage fee of $29,872 which was paid on April 5, 2002.

NOTE 10 - STOCKHOLDERS' EQUITY

          STOCK OPTIONS

          In August, 1997, the Company granted stock purchase options to certain officers and directors of the Company, extending the right to purchase up to 12,000 shares of the Company's common stock at an exercise price determined by the Company's Board of Directors to be five dollars per share.

          In August 1998, the Company adopted the 1998 Stock Option Plan reserving 200,000 shares of the Company's common stock for issuance pursuant to options at an exercise price equal to the market value at the date of grant. In fiscal 2000, the Company granted 90,000 and 110,000 options, respectively, at an exercise price determined by the Company's Board of Directors to be $2.25 and $4.00 per share, respectively.

          In September 2000, the Company adopted the 2000 Stock Option Plan reserving 500,000 shares of the Company's common stock for issuance pursuant to options at an exercise price equal to the market value at the date of grant. In fiscal 2001, the Company granted 97,600 options at an exercise price determined by the Company's Board of Directors to be $2.69 per share. In fiscal 2002, the Company granted 178,750 options at an exercise price determined by the Company's Board of Directors to be $2.45 per share.

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

                HOST AMERICA CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     JUNE 30, 2002 AND JUNE 29, 2001

NOTE 10 - STOCKHOLDERS' EQUITY (Continued)


                                                   June 30, 2002                     June 29, 2001
                                              -----------------------            -----------------------
                                                                   Weighted                           Weighted
                                                                   Average                            Average
                                                                   Exercise                           Exercise
                                           Outstanding     Price     Price    Outstanding     Price     Price
                                           -----------     -----     -----    -----------     -----     -----
          Outstanding at beginning of year   309,600   $2.25 - 5.00  $ 2.96     212,000   $2.25 - 5.00  $ 3.08
          Granted                            178,750           2.45    2.45      97,600           2.69    2.69
          Exercised                                -              -       -           -              -       -
          Canceled                                 -              -       -           -              -       -
                                             -------   ------------  ------     -------   ------------  ------
          Outstanding at end of year         488,350   $2.25 - 5.00  $ 2.81     309,600   $2.25 - 5.00  $ 2.96
                                             =======   ============  ======     =======   ============  ======
          Weighted average fair value of
           options issued during the year    $  2.30                            $  2.20
                                             =======                            =======

          Information relating to outstanding options at June 30, 2002 is as follows:

                                                  Exercise Price Range
                                                  --------------------
                                                  $2.25          $4.00
                                                    to             to
                                                  $2.69          $5.00

          Number of options:
               Outstanding                        366,350        122,000
               Exercisable                        366,350        122,000

          Weighted average exercise price:
               Outstanding                        $2.39          $4.10
               Exercisable                        $2.39          $4.10

          Weighted average contractual life
           remaining                              8.7 years     7.6 years

          The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, does not recognize compensation cost at the grant date. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, income (loss) and income (loss) per common share would have been adjusted to the pro forma amounts indicated below:

                                                 June 30, 2002  June 29, 2001
                                                 -------------  -------------

          Net income (loss) - as reported         $   70,085     $  (42,387)
          Net loss - pro forma                       (71,128)      (117,463)
          Loss per common share - as reported            .04           (.03)
          Loss per common share - pro forma             (.04)          (.09)

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions:

                                                     2002           2001
                                                     ----           ----
          Expected dividend yield                      0%             0%
          Expected volatility                         86%            74%
          Risk-free interest rate                    4.8%           5.2%
          Expected life of options             120 months     120 months

                HOST AMERICA CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     JUNE 30, 2002 AND JUNE 29, 2001

NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

          PREFERRED STOCK

          The Company has issued 700,000 shares of preferred stock to certain officers and directors of the Company. Each share of preferred stock is automatically convertible, at no additional cost to the holder into one (1) share of common stock in July, 2004. The preferred shares have been valued by the Board of Directors at $5.00 per share based on the stock's conversion value. The preferred shares are entitled to vote on all matters that the common stock is entitled to vote on based on one vote per share and other than incentive conversion features contain no other rights, or privileges beyond those of common shareholders.

NOTE 11 - INCOME TAXES

          The provision for income taxes consists of the following for the years ending June 30, 2002 and June 29, 2001:


                                                     2002           2001
                                                     ----           ----
          Current
            Federal                               $      -       $      -
            State                                      36,000         44,500
          Deferred                                       -              -
                                                  -----------    -----------
                                                  $    36,000    $    44,500
                                                  ===========    ===========

          The Company has federal net operating loss carryforwards of approximately $944,000 expiring through fiscal 2020.

          Expected tax expense based on the federal statutory rate is reconciled with the actual expense for the years ended June 30, 2002 and June 29, 2001 as follows:


                                                     2002           2001
                                                  -----------    -----------

          Statutory federal income tax                    34%            34%
          State income taxes                              34          2,107
          Other                                          (34)           (34)
                                                  -----------    -----------
                                                          34%         2,107%
                                                  ===========    ===========

          The significant components of the deferred tax provision are as follows:


                                                     2002           2001
                                                  -----------    -----------

          Net operating loss - federal            $    47,000    $   319,000
          Net operating loss - state                  (38,000)        79,000
          Interest rate swap                           13,000        (45,000)
          Valuation allowance                         (22,000)      (353,000)
                                                  -----------    -----------
                                                  $      -       $      -
                                                  ===========    ===========

                HOST AMERICA CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     JUNE 30, 2002 AND JUNE 29, 2001


NOTE 11 - INCOME TAXES (Continued)

          The components of the deferred tax asset account as of June 30, 2002 and June 29, 2001 are as follows:


                                                     2002           2001
                                                  -----------    -----------

          Deferred tax assets:
            Issuance of preferred stock           $   980,000    $   980,000
            Net operating loss - federal              321,000        368,000
            Net operating loss - state                124,000         86,000
            Interest rate swap                         32,000         45,000
            Allowance for doubtful accounts             6,000          6,000
            Valuation allowance                    (1,433,000)    (1,455,000)
                                                  -----------    -----------
              Total deferred tax asset            $    30,000    $    30,000
                                                  ===========    ===========

          The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, ACCOUNTING FOR INCOME TAXES. The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized. In fiscal 2002, the Company decreased the valuation allowance by approximately $22,000 based upon reasonable and prudent tax planning strategies.

NOTE 12 - COMMITMENTS

          OPERATING LEASES

          The Company has several operating leases for its office, production and warehouse facilities. Rent expense charged to operations under these and preceding leases aggregated $235,206 and $174,170 for the years ended June 30, 2002 and June 29, 2001, respectively.

          The Company is also leasing various vehicles and equipment under certain other operating leases which expire within one to six years. In certain cases, the cost of leasing the equipment is billed to customers in connection with the Company's cafeteria services. Rent expense for these operating leases for equipment aggregated $192,943 and $127,872 for the years ended June 30, 2002 and June 29, 2001, respectively.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     JUNE 30, 2002 AND JUNE 29, 2001

NOTE 12 - COMMITMENTS (Continued)

          Lastly, the Company leases food service and banquet facilities under various lease agreements expiring through December, 2004. Rent expense charged to operations under these various lease agreements aggregated $77,493 and $124,450 for the years ended June 30, 2002 and June 29, 2001, respectively.

          Future minimum lease payments on all operating leases for each of the fiscal years succeeding June 30, 2002 are as follows:

               2003                               $     348,996
               2004                                     329,890
               2005                                     319,421
               2006                                     312,676
               2007                                     292,896
               2008 and thereafter                      292,896
                                                  -------------
                                                  $   1,896,775
                                                  =============

          EMPLOYMENT CONTRACTS

          The Company has five-year employment agreements with two of its officers extending through February, 2007. Under the terms of the agreements, the President and Vice President of the Company are to receive annual salaries of $147,000 and $141,750, respectively, which may be increased by the Company's Compensation Committee or the Board of Directors, but shall not be decreased without the consent of the employee. Both individuals receive an expense account, an automobile expense allowance, related business expenses and all other benefits afforded other employees. The Company also provides health, disability and insurance to each of these individuals. On September 12, 2002, the Board of Directors approved an increase in the annual salaries of the President and Vice President to $154,000 and $149,000, respectively. These salary increases were retroactive to July 29, 2002.

          In connection with the July 31, 2000 acquisition of Lindley, the Company entered into four-year employment agreements with the President and Vice President of Lindley. Both individuals receive an expense account, an automobile expense allowance, related business expenses and all other benefits afforded other employees. The Company also provides health, disability and insurance to each of these individuals. In accordance with the terms of their employment contract, the officers are each entitled to a salary of $135,000 per year to be increased annually by five (5) percent. On July 29, 2002, the annual salaries of the President and Vice President of Lindley were increased to $149,000 in accordance with the terms of their employment agreements.

          On August 30, 2001 and March 28, 2002, the Company entered into three year employment agreements with the former President of Contra-Pak, Inc. and the President of Selectforce, Inc., respectively. The terms of the contracts provide an expense account, automobile expense allowance, related business expenses and all other benefits afforded senior management.
          The Company also provides health, disability and insurance to each of these individuals. In accordance with the terms of their contracts, they are entitled to an initial salary of $90,000 ("Contra-Pak") and $82,240 ("Select"). They both are eligible to receive incentive bonuses based upon the performances of the respective operations.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     JUNE 30, 2002 AND JUNE 29, 2001


NOTE 13 - ADVERTISING

          The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense was $32,570 and $22,563 for the years ended June 30, 2002 and June 29, 2001, respectively

NOTE 14 - 401K PLAN

          The Company has adopted a 401(k) defined contribution pension plan which covers all participating employees who have a minimum of one year of service. The Company matches employee contributions at a rate of twenty-five percent up to a maximum of three percent of the participating employees' gross earnings. Employees become fully vested in the Company's contribution after six years of service. The Company's contribution for the years ended June 30, 2002 and June 29, 2001 totaled $36,116 and $32,775, respectively.

NOTE 15 - RELATED PARTY TRANSACTIONS

          The Company leases land and real property from a partnership owned by certain employees/stockholders under a lease agreement extending to March 31, 2005. Rent expense totaled $36,000 and $33,000 for the years ended June 30, 2002 and June 29, 2001, respectively.

          Future minimum lease payments under the related party lease for each of the fiscal years succeeding June 30, 2002 are as follows:

               2003                               $  36,000
               2004                                  36,000
               2005                                  27,000
                                                  ---------
                                                  $  99,000
                                                  =========

                HOST AMERICA CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     JUNE 30, 2002 AND JUNE 29, 2001

NOTE 16 - INDUSTRY SEGMENT INFORMATION

          The Company has three major reportable segments: Host America Corporation (Host) and its two wholly-owned subsidiaries Lindley Food Service Corporation (Lindley) and Selectforce, Inc. (Select). The segments were determined based on the types of products and services that the individual entities offer. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

          Business segment financial information as of and for the year ended June 30, 2002 is as follows:

CAPTION>
                                 Employment    Unitized   Screening
                                   Dining       Meals     Services      Total     Eliminations   Consolidated
                                ------------  ---------- ----------- -----------  ------------   ------------
Sales to unaffiliated customers $14,068,193   $9,862,857  $  465,522  $24,396,572 $  (26,422)    $24,370,150
Segment (loss) profit              (405,925)     421,304      54,706       70,085       -             70,085
Depreciation and amortization       286,557      123,984       8,477      419,018       -            419,018
Provision for income taxes            3,000       29,000       4,000       36,000       -             36,000
Segment assets                    1,944,290    7,675,475   1,955,139   11,574,904       -         11,574,904

          Business segment financial information as of and for the year ended June 29, 2001 is as follows:

                                    Employee      Unitized
                                     Dining        Meals       Total        Eliminations   Consolidated
                                   -----------   ----------  -----------    ------------   ------------
Sales to unaffiliated customers    $14,150,598   $7,503,518  $21,654,116    $  (17,948)    $21,636,168
Segment (loss) profit                 (369,462)     327,075      (42,387)         -            (42,387)
Depreciation and amortization          288,971      299,055      588,026          -            588,026
Provision for income taxes               4,500       40,000       44,500          -             44,500
Segment assets                       2,369,645    6,613,508    8,983,153          -          8,983,153

NOTE 17 - OTHER INCOME (EXPENSE)

          The significant components of other income (expense) are as follows:


                                                    For the Years Ended
                                                ----------------------------
                                                June 30, 2002  June 29, 2001
                                                -------------  -------------

          Interest income                        $      1,244  $      11,174
          Dividend income                                   -          9,000
          (Loss) gain on disposal of assets              (318)        20,994
          Other income                                  5,892         11,502
                                                -------------  -------------
          Total other income                            6,818         52,670
          Interest expense                           (281,029)      (283,461)
                                                -------------  -------------
                                                $    (274,211) $    (230,791)
                                                =============  =============

                HOST AMERICA CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     JUNE 30, 2002 AND JUNE 29, 2001

NOTE 18 - GOING CONCERN

          As presented in Notes 7 and 8 to the consolidated financial statements, the bank has notified the Company of its intent to not renew the revolving line of credit which matures on November 30, 2002. Further, the Company is in default of a certain loan covenant as a result of not remitting a $100,000 "success fee" to the bank in a blocked depository account. The bank may demand repayment of the loans however, no such demand has been made as of the report date. Since the bank may demand repayment of the loans outstanding, the term note payable has been classified as current in the accompanying consolidated balance sheet as of June 30, 2002. The classification results in a working capital deficiency of $1,202,524. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

          The ability of the Company to continue as a going concern is dependent on the Company's ability to successfully negotiate a modification to the existing loan agreements and to refinance its term and demand notes payable with another lender. The Company is actively negotiating with the bank and has discussed financing options with several lenders. In addition, the Company is seeking additional equity financing. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.