Form 10QSB
period 2002-09-30
HOST AMERICA CORP
filed 2002-11-19
CIK 809012

FORM 10-QSB
                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 2002       Commission File Number 0-16196

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

                                        Number of shares outstanding at
            Class                              September 30, 2002
Common Stock, $.001 par value                   2,173,537 shares

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                     SEPTEMBER 30, 2002 FORM 10-QSB
                                  INDEX


PART I - FINANCIAL INFORMATION                                       PAGE

Item 1.   Consolidated Condensed Financial Statements

          Consolidated Condensed Balance Sheets -
          September 30, 2002 (Unaudited) and
          June 30, 2002 (Audited). . . . . . . . . . . . . . . . . . . .3

          Consolidated Condensed Statements of Income (Loss) and
          Comprehensive Income (Loss) - for the three
          months ended September 30, 2002 (Unaudited) and
          September 28, 2001(Unaudited). . . . . . . . . . . . . . . . .4

          Consolidated Condensed Statements of Cash Flows -
          for the three months ended September 30, 2002
          (Unaudited) and September 28, 2001 (Unaudited) . . . . . . . .5

          Notes to Consolidated Condensed Financial Statements
          (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . .6

Item 2.   Management's Discussion and Analysis or Plan of Operation. . 15


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 23

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . 23

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . 23

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . 23

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . 23

Item 6.   Exhibits and Reports on Form 8-K/A . . . . . . . . . . . . . 23

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . 24

          Certifications . . . . . . . . . . . . . . . . . . . . . . . 25

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS


                                 ASSETS


                                                  September 30, 2002     June 29, 2002
                                                      (Unaudited)          (Audited)
                                                  ------------------   ------------------
CURRENT ASSETS
  Cash                                               $    475,956         $    648,625
  Accounts receivable, net of allowance for
    doubtful accounts of  $15,000 as of
    September 30, 2002 and  June 30, 2002,
    respectively                                        3,419,515            3,019,798
  Inventory                                               618,690              617,156
  Prepaid expenses and other                              360,767              313,099
                                                     ------------         ------------
          Total current assets                          4,874,928            4,598,678

PROPERTY AND EQUIPMENT, net                               855,184              859,774

OTHER ASSETS
  Other                                                    52,014               70,928
  Customer lists, net                                     766,981              785,324
  Goodwill, net                                         5,260,723            5,260,200
                                                     ------------         ------------
                                                        6,079,718            6,116,452
                                                     ------------         ------------
                                                     $ 11,809,830         $ 11,574,904
                                                     ============         ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Demand note payable                                $  1,437,889         $  1,437,889
  Current portion of long-term debt                       400,620            1,596,291
  Interest rate swap                                          -                 80,277
  Accounts payable                                      2,239,847            1,925,571
  Accrued expenses                                        753,696              761,174
                                                     ------------         ------------
          Total current liabilities                     4,832,052            5,801,202

LONG-TERM DEBT, less current portion included above     1,172,124               56,796

INTEREST RATE SWAP                                         72,166                  -

COMMITMENTS                                                   -                    -

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 2,000,000 shares
    Authorized                                                700                  700
  Common stock, $.001 par value, 80,000,000 shares
    Authorized                                              2,173                2,173
  Additional paid-in capital                           10,879,761           10,879,761
  Deficit                                              (5,076,980)          (5,085,451)
  Accumulated other comprehensive loss                    (72,166)             (80,277)
                                                     ------------         ------------
          Total stockholders' equity                    5,733,488            5,716,906
                                                     ------------         ------------
                                                     $ 11,809,830         $ 11,574,904
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

                                   -3-

                HOST AMERICA CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                     AND COMPREHENSIVE INCOME (LOSS)




                                                         For the three months ended
                                                  ---------------------------------------
                                                  September 30, 2002   September 28, 2001
                                                      (Unaudited)          (Unaudited)
                                                  ------------------   ------------------
NET REVENUES                                         $  6,584,292         $  6,042,812

OPERATING COSTS AND EXPENSES
  Food and paper products                               2,926,230            2,869,345
  Labor and benefits                                    2,429,659            2,389,573
  Contracted services                                     336,304                  -
  Depreciation and amortization                           118,310              102,386
  Other                                                   704,849              615,985
                                                     ------------         ------------
                                                        6,515,352            5,977,289
                                                     ------------         ------------

     Income from operations                                68,940               65,523
                                                     ------------         ------------

OTHER INCOME (EXPENSE)
  Other income                                              6,106                5,272
  Interest expense                                        (62,575)             (75,123)
                                                     ------------         ------------
                                                          (56,469)             (69,851)
                                                     ------------         ------------

     Income (loss) before provision for income taxes       12,471               (4,328)

PROVISION FOR INCOME TAXES                                  4,000                7,000
                                                     ------------         ------------

     Net income (loss)                                      8,471              (11,328)

OTHER COMPREHENSIVE INCOME (LOSS), before tax
  Interest rate swap adjustments:
    Unrealized loss on agreement                          (11,111)             (47,750)
    Reclassification adjustment for losses included
      in net income (loss)                                 19,822                6,704
                                                     ------------         ------------

  Other comprehensive income (loss), net of tax             8,711              (41,046)
                                                     ------------         ------------

  Comprehensive income (loss)                        $     17,182         $    (52,374)
                                                     ============         ============

Net income (loss) per common share                   $        NIL         $        NIL
                                                     ============         ============

WEIGHTED AVERAGE SHARES OUTSTANDING                  $  2,173,537         $  1,429,215
                                                     ============         ============



The accompanying notes are an integral part of these consolidated condensed financial statements.

                                   -4-

                HOST AMERICA CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                         For the three months ended
                                                  ---------------------------------------
                                                  September 30, 2002   September 28, 2001
                                                      (Unaudited)          (Unaudited)
                                                  ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                  $      8,471         $    (11,328)
  Adjustments to reconcile net income (loss) to
  net cash (used in) provided by operating
  activities:
    Depreciation and amortization                         118,310              102,386
    Gain on sale of equipment                                (743)                 -
  Changes in operating assets and liabilities            (133,737)              50,208
                                                     ------------         ------------
    Net cash (used in) provided by operating
     activities                                            (7,699)             141,266
                                                     ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of equipment                          12,772                  -
  Purchases of property and equipment                     (63,342)             (60,124)
  Net cash paid for business acquired                         -               (159,635)
                                                     ------------         ------------
    Net cash used in investing activities                 (50,570)            (219,759)
                                                     ------------         ------------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from demand notes payable, net                     -                225,000
  Proceeds from issuance of common stock and
   warrants, net                                              -                    264
  Principal payments on long-term debt                   (114,400)             (95,070)
                                                     ------------         ------------

    Net cash (used in) provided by financing
     activities                                          (114,400)             130,194
                                                     ------------         ------------

NET (DECREASE) INCREASE IN CASH                          (172,669)              51,701

CASH, beginning of period                                 648,625              360,077
                                                     ------------         ------------

CASH, end of period                                  $    475,956         $    411,778
                                                     ============         ============

Cash paid for business acquired is comprised of:
  Fair value of assets acquired                      $        -           $    299,635
  Liabilities assumed                                         -                    -
                                                     ------------         ------------
  Purchase price, net of cash received                        -                299,635
  Common stock issued for business acquired                   -               (140,000)
                                                     ------------         ------------
  Net cash paid for business acquired                $        -           $    159,635
                                                     ============         ============

Non-cash Investing and Financing Activities:
  Equipment acquired through assumption of
    notes payable and capital leases                 $     34,057         $     65,504



The accompanying notes are an integral part of these consolidated condensed financial statements.

                                   -5-

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (UNAUDITED)

NOTE A -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BASIS OF PRESENTATION

          The consolidated condensed financial statements for the three months ended September 30, 2002 and September 28, 2001 have been prepared by Host America Corporation and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated condensed financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) and disclosures necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These consolidated condensed financial statements should be read in conjunction with the audited financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-KSB for the year ended
          June 30, 2002.

          PRINCIPLES OF CONSOLIDATION

          The consolidated condensed financial statements presented as of and for the three months ended September 30, 2002, include the accounts of Host America Corporation ("Host") and its wholly-owned subsidiaries Lindley Food Service Corporation ("Lindley") and SelectForce, Inc. ("SelectForce") (combined "the Company"). The consolidated condensed financial statements presented as of and for the three months ended September 28, 2001, include the accounts of Host and its wholly-owned subsidiary Lindley. All significant intercompany transactions and balances have been eliminated.

          INVENTORY

          Inventory consists primarily of food supplies and is stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

          EARNINGS PER SHARE

          Earnings per share for the three months ended September 30, 2002 and September 28, 2001 have been computed based on the weighted average shares outstanding during the periods.
          Diluted earnings per share was not presented for the three months ended September 30, 2002 and September 28, 2001 as the potentially dilutive warrants, convertible preferred stock and stock purchase options were anti-dilutive. Convertible preferred shares subject to future dilution totaled 700,000 and shares under stock purchase options totaled 488,350 and 309,600 at September 30, 2002 and September 28, 2001, respectively.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)

NOTE A -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          SEGMENT INFORMATION

          Statement of Financial Accounting Standards (SFAS) No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, was issued effective for fiscal years ending after December 15, 1998. The Company's primary operating segments are the management of corporate dining (Host), the preparation of unitized meals (Lindley) and employment screening services (SelectForce).

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

          RECLASSIFICATIONS

          Certain reclassifications have been made to the 2001 consolidated condensed statements of income (loss) and comprehensive income
          (loss) to conform to the 2002 presentations. This presentation is consistent with other organizations in the Company's industry. These reclassifications did not change the previously reported net loss or comprehensive loss of the Company.


NOTE B -  ACQUISITIONS

          On July 31, 2000, the Company purchased all of the issued and outstanding shares of Lindley plus acquisition costs and subsequent purchase price adjustment, resulting in a total purchase price of approximately $6,116,000. Host issued 198,122 shares of common stock and partially financed the acquisition with a $2,500,000 five-year term loan (See Note E). Lindley is engaged in providing full-service contract feeding programs primarily to schools, senior citizens, day care centers, charitable organizations and other government funded agencies. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $3,895,000 and has been recognized as goodwill.

          The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows:

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)

NOTE B -  ACQUISITIONS (Continued)

               Accounts receivable                       1,781,453
               Other assets                                366,811
               Property and equipment                      320,928
               Customer list                               687,000
               Goodwill                                  3,895,100
                                                       -----------
               Total assets purchased                    7,051,292
               Less: accrued liabilities assumed           934,978
                                                       -----------
               Total purchase price                    $ 6,116,314
                                                       ===========

          Also, in accordance with the share purchase agreement, Host shall pay to the Sellers of Lindley an "Earnout EBITA" equal to a ten percent (10%) earnings interest ("Earnout Percentage Points") multiplied by the product of 2.25 times Earnout EBITA. The ultimate payment is calculated in accordance with a formula based upon the Lindley operations over a two (2) year period, ending June 30 of the particular exercised year. The Sellers may collectively elect to exercise up to, but not more than five percent (5%) of their Earnout Percentage Points starting June 30, 2002, and, thereafter, have the option to continue to exercise their remaining Earnout Percentage Points on each June 30 anniversary through June 30, 2007. The Sellers can select any two-year period ending June 30, through June 30, 2007, to calculate the Earnout EBITA. In accordance with the terms of the Share Purchase Agreement, the Sellers have elected to exercise the 5% maximum Earnout EBITA totaling $231,100. Accordingly, the amount has been reflected in goodwill and accrued expenses in the accompanying consolidated condensed balance sheets.

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
                                                       ===========

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)

NOTE B -  ACQUISITIONS (Continued)

          On March 28, 2002, the Company purchased all of the issued and outstanding shares of SelectForce, plus acquisition costs, resulting in a total purchase price of approximately $2,278,000. Host issued 700,000 shares of "restricted" common stock in exchange for all of the outstanding shares of SelectForce. SelectForce is a regional employment screening company offering a complete package of criminal histories, motor vehicle reports, worker's compensation records, verification of education and social security numbers, credit reports, and previous employment verification. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $1,303,000 and has been recognized as goodwill.

          The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows:

               Cash                                    $   278,684
               Accounts receivable                         182,846
               Other assets                                413,914
               Property and equipment                       10,662
               Customer list                               193,000
               Goodwill                                  1,302,485
                                                       -----------
               Total assets purchased                    2,381,591
               Less: accrued liabilities assumed           103,511
                                                       -----------
               Total purchase price                    $ 2,278,080
                                                       ===========

          The following information reflects the pro forma results of operations of the Company for the three months ended September 28, 2001 assuming that the Contra-Pak and SelectForce acquisitions had occurred at the beginning of the respective periods:


                                                          2001
                                                          ----
                                                       (Pro Forma)
                                                       -----------
               Net revenue                             $ 6,666,680
               Income from continuing operations           126,113
               Net income                                   35,914
               Income per share                                .03

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)

NOTE C -  GOODWILL

          The changes in the carrying amount of goodwill for the three months ended September 30, 2002 are as follows:

               Balance as of June 30, 2002             $ 5,260,200
               Goodwill acquired during the period             523
               Impairment loss                                 -
                                                       -----------
               Balance as of September 30, 2002        $ 5,260,723
                                                       ===========

          The Company's acquisitions were tested for impairment utilizing methodologies employed by management in determining the purchase price of each entity at acquisition. Based on the results of those calculations, management has determined that there has not been any impairment of goodwill.


NOTE D -  CUSTOMER LISTS

          A summary of the carrying amount of the customer lists as of September 30, 2002 and June 30, 2002 is as follows:


                                                  September 30,    June 30,
                                                      2002           2002
                                                      ----           ----
             Customer lists                       $    880,000   $    880,000
             Less: accumulated amortization            113,019         94,676
                                                  ------------   ------------
                                                  $    766,981   $    785,324
                                                  ============   ============

          Amortization of the customer lists for the three-month periods ended September 30, 2002 and September 28, 2001 totaled $18,343 and $11,450, respectively.

          Future amortization expense for each of the fiscal years succeeding September 30, 2002 is as follows:

               2003                                    $     73,371
               2004                                          73,371
               2005                                          73,371
               2006                                          73,371
               2007                                          73,371
               2008 and thereafter                          400,126
                                                       ------------
                                                       $    766,981
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

          On April 5, 2002, the Company entered into the First Amended and Restated Commercial Loan and Security agreement which provided the following:

               1.   The Revolving Line of Credit was increased to
                    $1,500,000.
               2. The borrowing base for eligible accounts receivables was increased to 75%.
               3. The expiration date on this line of credit was changed to November 30, 2002.
               4. The variable interest rate was changed to the bank prime rate plus 1.5% per annum.
               5.   The term note was reduced by $300,000.
               6. Monthly principal payments on the term note were $25,889 with the remaining balance due at maturity, November 30, 2003.
               7. Require within one hundred twenty (120) days of the closing, that Host America shall establish with the bank a blocked depository account ("the Success Fee") in the amount of not less than $100,000. The Success Fee shall be paid to the bank upon the sooner of (1) the Maturity Date, (2) payment in full of the Term Loan, (3) the refinance of the loans or (4) the sale of substantially all of the assets and/or the controlling shares in any of the Host companies. Notwithstanding the foregoing, in the event that the term loan is not paid in full by October 1, 2002, Host will be required to deposit an additional $50,000 in this blocked account to bring the total Success Fee balance to $150,000. Until the payment by Host to the bank of the Success Fee, the Success Fee shall constitute cash collateral to secure the loan.
               8.   Require quarterly covenant measurements as follows:
                    a. Current ratio equal to or greater than 1:1 up to and including September 27, 2002 and 1.10:1 at all times thereafter.
                    b. Debt to net worth shall be equal to or less than 1.50:1
                    c.   Funded debt to EBITDA shall be measured
                         commencing with the fiscal quarter ended March 29, 2002 and shall at all times be less than or equal to 4.00:1.00. Quarterly thereafter, the covenant shall reduce by 50 basis points to 2.50:1.00 by December 31, 2002. The covenant shall remain at 2.50:1.00 quarterly thereafter.

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

          The $150,000 Success Fee is being accrued as a debt financing cost from the date of the new loan agreement, April 5, 2002, through the maturity date (November 30, 2003).

          The Company did not establish with the bank a blocked depository account within 120 days of the closing (August 5, 2002) and failed to meet its covenant regarding the ratio of funded debt to EBITDA as of September 30, 2002.

          On November 18, 2002, the Company received a proposed
          Forbearance Agreement letter issued by the bank setting forth the following terms and conditions.

               1. The maturity date of the Revolving Note was extended to February 28, 2003, while the maturity date of the term note will remain unchanged as November 30, 2003.
               2. The covenant regarding the ratio of Funded Debt to EBITDA was changed in order for the Company to be in compliance.
               3. The deposit requirement for the Success Fee of $150,000 was waived.
               4.   The Success Fee will be due the sooner of:
                    a.   February 28, 2003
                    b. Payment in full of the Revolving Note and the Term Note
                    c. Sale of substantially all of the assets and/or the controlling shares in Host, Lindley or SelectForce.
               5. Host will provide the bank with a commitment letter on or before January 15, 2003 representing that a refinance will occur sufficient to pay the bank in full by February 28, 2003.
               6. The former owners of Lindley will execute Subordination and Stand-Still agreements with respect to their election to exercise a portion of their earnings interest in Lindley's profits pursuant to the purchase agreement between Host and Lindley.
               7. Host will provide the bank with a full release and waiver of claims.

          As a result, the $150,000 success fee will continue to be accrued as a debt financing cost through the Term Loan maturity date of November 30, 2003 and the total principal outstanding under the Term Note at September 30, 2002 of $1,423,889 has been classified in accordance with the scheduled repayments as specified in the First Amended and Restated Loan and Security agreement.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)


NOTE F -  INTEREST RATE SWAP

          The Company entered into an interest rate swap agreement on July 31, 2000 effectively replacing variable interest payments (LIBOR + 2.5%) with fixed interest payments (9.77%) in order to hedge against the changes in the amount of future cash flows associated with payments on variable rate debt. As of September 30, 2002, the Company was paying a fixed rate of 7.27% and receiving 1.82% on a notional amount of $1,423,889. The differential paid on the interest rate swap agreement is recognized currently as an adjustment to interest expense and totaled $19,822 for the three months ended September 30, 2002. The interest rate swap, totaling $72,166 at September 30, 2002, is reflected at fair value in the Company's consolidated condensed balance sheet and the related loss on this contract is deferred in shareholders' equity (as a component of accumulated other comprehensive loss). This deferred loss is then amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. The effect of this accounting on the Company's operating results is that the interest expense on the portion of variable-rate debt being hedged is generally recorded based on a fixed interest rate (9.77%). In connection with the First Amended and Restated Commercial Loan and Security Agreement, the Company incurred a swap breakage fee of $29,872, which was paid on April 5, 2002.


NOTE G -  OTHER INCOME (EXPENSE)

          The significant components of other income (expense) are as follows:


                                                  For the three months ended
                                                  --------------------------
                                                    9/30/02        9/28/02
                                                    -------        -------

          Gain on disposal of assets              $        743   $        -
          Other income                                   5,363          5,272
                                                  ------------   ------------
          Total other income                             6,106          5,272
          Interest expense                             (62,575)       (75,123)
                                                  ------------   ------------
                                                  $    (56,469)  $    (69,851)
                                                  ============   ============

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)

NOTE H -  INDUSTRY SEGMENT INFORMATION

          Segment information has been prepared in accordance with SFAS No. 131, "DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION". The Company has three major reportable segments: Host America Corporation (Host) and its wholly-owned subsidiaries Lindley Food Service Corporation (Lindley) and SelectForce, Inc. (SelectForce). The segments were determined based on the types of products and services that the individual entities offer. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

          Business segment financial information as of and for the three months ended September 30, 2002 is as follows:

                                        Lindley
                           Host          Food
                          America       Service
                        Corporation   Corporation  SelectForce      Total     Eliminations  Consolidated
                        -----------   -----------  -----------      -----     ------------  ------------
Sales to unaffiliated
  customers             $ 3,109,109   $ 2,964,370   $  510,899    $ 6,584,378   $      (86)  $ 6,584,292
Segment (loss) profit       (30,777)       (6,460)      45,708          8,471          -           8,471
Depreciation and
  amortization               65,639        44,603        8,068        118,310          -         118,310
Provision for income
  Taxes                       1,000           -          3,000          4,000          -           4,000
Segment assets            1,835,463     8,011,153    1,963,214     11,809,830          -      11,809,830

          Business segment financial information as of and for the three months ended September 28, 2001 is as follows:


                                        Lindley
                           Host          Food
                          America       Service
                        Corporation   Corporation  SelectForce      Total     Eliminations  Consolidated
                        -----------   -----------  -----------      -----     ------------  ------------
Sales to unaffiliated
  customers             $ 3,553,619   $ 2,502,736   $      -      $ 6,056,355   $  (13,543)  $ 6,042,812
Segment (loss) profit      (122,654)      111,326          -          (11,328)         -         (11,328)
Depreciation and
  amortization               75,795        26,591          -          102,386          -         102,386
Provision for income
  taxes                       1,000         6,000          -            7,000          -           7,000
Segment assets            2,334,372     7,306,101          -        9,640,473          -       9,640,473

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                            PLAN OF OPERATION


CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This Form 10-QSB for the quarter ended September 30, 2002 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operations, market conditions in the food service industry, our ability to make and integrate acquisitions and the impact of government regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

     Host's ability to refinance its debt obligation,

     Host's ability to retain and renew customer contracts,

     Host's need to finance clients' equipment and initial start-up costs,

     Host's dependence on building owners' ability to retain clients,

     Host's fluctuation in food costs,

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

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-QSB. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Form 10-QSB may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                      PLAN OF OPERATION (Continued)

OVERVIEW

Host America Corporation (referred to in this report as "Host," the "Company," "we," "us" and "our") consists of three principal operating divisions: Host Business Dining, Lindley Food Service and SelectForce. Lindley Food Service and SelectForce conduct their operations through entities which are wholly-owned subsidiaries of Host. Host Business Dining is a contract food management organization that specializes in providing full service corporate dining, and such ancillary services as special event catering and vending, and office coffee products to business and industry accounts located in Connecticut, Massachusetts, New Hampshire, New York, New Jersey and Rhode Island. Our Lindley Food Service subsidiary provides fresh, unitized meals for governmental programs, such as senior nutrition programs, Head Start programs, school breakfast and summer school programs, primarily under fixed-price contracts in Connecticut, Indiana, Massachusetts, Rhode Island and Texas. Our SelectForce subsidiary is a regional employment and drug screening company offering criminal histories, motor vehicle reports, workers compensation records, verification of education and social security numbers, credit reports and previous employment verification.
SelectForce is able to provide its services to clients throughout the United States and currently has clients in Arkansas, Connecticut, Kansas, Missouri, Oklahoma and Texas.

LINDLEY FOOD SERVICE

On July 1, 2002, Lindley commenced operations in Muncie, Indiana to provide home delivered meals and congregate feeding programs for Lifestream Services, Inc. Management believes that one of the reasons Lindley was awarded this contract over several national firms and a local food company was due to its ability to produce fresh hot meals. Also in July 2002, Lindley began providing congregate and home delivered meals for In Home and Community Services, Inc. of Richmond, Indiana and breakfasts, lunches and snacks for Early Head Start - Carey Services of Marion, Indiana. On September 6, 2002, Lindley began providing meals and snacks for Head Start of Muncie, Indiana.

In addition to the above Indiana programs, Lindley has also been awarded contracts in other states. Lindley was recently awarded the following programs: a four year contract to provide meals on wheels and congregate feeding for WestMass Elder Care, Inc. in Holyoke, MA, a three year contract to begin on January 1, 2003 with Meals on Wheels of Rhode Island and a five year contract, which will also start on January 1, 2003, with a meals on wheels agency in central Florida.

Lindley is continually looking to increase its presence throughout Connecticut and remains one of the largest senior food service, summer food service, and unitized breakfast providers in the state. It recently was awarded a contract from the City of Waterbury to provide pre-portioned frozen lunches. The addition of this subsidiary to Host not only helps to diversify the services it provides, but also strengthens the management team and allows the Company to develop markets that were previously unavailable to Host and Lindley as separate entities.

SELECTFORCE

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

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                      PLAN OF OPERATION (Continued)


During the quarter, SelectForce's management attended a trade show, which it used as a platform to introduce its new drug testing services. As a result of the trade show, SelectForce was able to secure the drug testing account for the Clayton Public School District and a trial drug-testing program with the Choctaw Nation Indians. SelectForce secured numerous other employment screening accounts during the quarter as well. SelectForce is aggressively growing its business through client referrals, mail and telephone solicitation and trade shows. Management is scheduled to attend another trade show this quarter and strongly believes that this is an effective marketing method for future business growth.

HOST BUSINESS DINING

In September 2002, Host Business Dining opened another location for Oxford Health Plans. In addition, Host was recently awarded the contracts for two operations with another large customer. Host expects to begin operations at these two locations in January 2003. Host has recently implemented several new marketing programs at its facilities to maximize sales growth. It has also identified several new business dining prospects and has proposals in place with these prospective customers.

During the quarter, Host closed the following dining facilities:

*    Ames Department Stores corporate headquarters
*    Tyco in New Jersey
*    New England Business Systems in New Hampshire and Massachusetts
*    499 Cafe in Edison, New Jersey

Tyco and the 499 Cafe closures resulted from large reductions in respective company workforces, which decreased Host's revenues at these locations. Host negotiated with these customers in an attempt to retain the business, but the parties could not come to a mutually beneficial agreement. Ames closed their operations due to bankruptcy and the New England Business Systems accounts decided to renew their contracts with another business dining service. We do not believe that the loss of these contracts will have a material adverse effect on our operations.

We believe in our plan to grow our business and increase profitability through future strategic acquisitions and the creation of economies of scale through increased volume and internal sales growth. Host is continually involved in the bidding process for potential new business. SelectForce is expected to continue the growth of its employment screening services and, with the recent addition of its drug screening equipment, now has the capability of offering a total package of screening services to its clients. Lindley is currently in the process of preparing proposals for numerous senior nutrition programs. Most of these programs are high volume accounts and Lindley believes it has a reasonable chance at being the successful bidder on some of these contracts.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                      PLAN OF OPERATION (Continued)


In connection with Host's acquisition of Lindley, it obtained a $2,500,000 term not payable, maturing on November 30, 2003, and a $1,500,000 (as amended) revolving line of credit, maturing on November 30, 2002, with Webster Bank. The term note and revolving line of credit are collateralized by substantially all of the assets of Host. At September 30, 2002, Host owed $1,423,889 on the term note and had borrowings outstanding on the revolving line of credit of $1,437,889.
The term note and the revolving line of credit are subject to certain financial covenants, noncompliance with which would be considered an event of default and provide Webster Bank with the right to demand repayment prior to the maturity dates. Pursuant to the First Amended and Restated Commercial Loan and Security Agreement dated April 5, 2002, Webster Bank agreed to modify certain financial covenants and extended the maturity dates on the term note and revolving line of credit, to the maturity dates reflected above. In addition, Webster Bank required Host to establish with the bank a blocked depository account (the "Success Fee") in the amount of not less than $100,000. The Success Fee was to be paid to the bank upon the sooner of (1) the maturity date, (2) payment in full of the term note, (3) the refinance of the loans or (4) the sale of substantially all of the assets and/or the controlling shares in any of the Host companies. In the event that the term note was not paid in full by October 1, 2002, Host would be required to deposit an additional $50,000 in the blocked account to bring the total Success Fee to $150,000.

Host did not establish with the bank a blocked depository account as required by the amendment to the loan documents in August 2002. As a result of this failure, Host is in default of the amended bank agreements and, as a remedy for default, the bank may demand repayment in full of both loans and foreclose on the collateralized assets of Host. As of the date of this report, no such demand has been made and negotiations are presently under way to modify the loan documents to extend the maturity of the revolving line of credit and extend the payment of the Success Fee. In addition, Host is in negotiations with other lenders to refinance the term note and revolving line of credit and to raise additional capital. However, Host cannot predict what the final outcome of the negotiations will be or if it will be successful in consummating final agreements. Host's independent auditors have issued a "going concern" opinion with respect to the audited financial statements as of and for the year ended June 30, 2002.

On November 18, 2002, after negotiation with Webster Bank, Host received a letter agreement from Webster Bank outlining proposed modifications to Host's loan documents. The letter agreement contemplates the execution by Host and Webster Bank of a Forbearance Agreement which would, among other things, modify the maturity date of Host's revolving line of credit to February 28, 2003 and temporarily waive the deposit and payment of the $150,000 Success Fee until a specified future date. A more detailed description of the proposed terms of the Forbearance Agreement are outlined in Note E to Host's consolidated condensed financial statements as of September 30, 2002 and in the "Liquidity and Capital Resources" section of this report. The letter agreement executed by the parties on November 18, 2002 does not represent a commitment by Webster Bank to forbear from exercising its rights and remedies but rather outlines the proposed terms of a contemplated Forbearance Agreement that has not yet been drafted or executed by the parties.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                      PLAN OF OPERATION (Continued)


RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2002 ("2002 PERIOD") VS. THREE MONTHS ENDED SEPTEMBER 28, 2001 ("2001 PERIOD")

Net revenues for the three months ended September 30, 2002 were $6,584,292 as compared to $6,042,812 for the three months ended September 28, 2001. Accordingly, revenues increased $541,481 or approximately 9%. The increase in revenues was primarily a result of the acquisition of SelectForce, which generated sales of $510,899 and the continued growth of Lindley, which had revenue increases of $475,092. Host's business dining revenues decreased $444,510 primarily due to the closing of the Laurel View Country Club operation and several other units during fiscal 2002. The Company expects to increase its revenues for the balance of fiscal 2003 and beyond through the addition of more corporate dining accounts, aggressive marketing of its elderly feeding and employment screening services and the promotion of its shelf stable meal business.

Total operating costs and expenses increased 9% to $6,515,352 in 2002 from $5,977,289 in 2001. Food, paper, labor and related benefits, and contract services increased by $433,275 in 2002. A large portion of this increase is due to the acquisition of SelectForce, which had labor, related benefits and contracted services of $415,906 in 2002. The balance of the increase in food, labor and related benefits is due to the growth in Lindley's revenue, which was mostly offset by a decline in business dining sales. Contracted services totaling $336,304 represents costs incurred with SelectForce's data screening providers.

Other expenses consist primarily of legal and accounting fees, rent, commissions and various other costs. Other expenses increased 14% to $704,849 in 2002 from $615,985 in 2001. The increase in 2002 is primarily due to the acquisition of SelectForce.

Host generated net income of $8,471 after provision for income taxes of $4,000 for the three months ended September 30, 2002 as compared to a net loss of $11,328 for the three months ended September 28, 2001. There was a $7,000 provision for income taxes in the 2001 period. This increase in profitability is attributable to the SelectForce acquisition and improved operating cost efficiencies. The Company expects to continue to increase its revenues and profitability through the addition of more senior nutrition programs, the anticipated growth of its employment and drug screening business and identifying areas where it can improve cost efficiencies.

Interest expense decreased by $12,548 for the three months ended
September 30, 2002 when compared to the 2001 period. Additional borrowings on the demand notes were offset by the reduction of the term note and lower interest rates.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                      PLAN OF OPERATION (Continued)


LIQUIDITY AND CAPITAL RESOURCES

Host has principally financed its operations through its public offering, operating revenues and loans. Host's liquidity as evidenced by its current ratio has increased. The current ratio at September 30, 2002 and June 30, 2002 was 1.01:1 and .79:1, respectively. This increase is due to the reclassification of the term note to long-term due to the elimination of covenant defaults in 2002.

Net cash flows for the three-month period ended September 30, 2002 resulted in a decrease in cash of $172,669, which was primarily attributable to equipment purchases and debt reduction. Operating activities resulted in a net cash outflow of $7,699. Net cash used in investing activities was $50,570 as a result of equipment purchases of $63,342 net of proceeds from the sale of equipment of $12,772. Host's financing activities resulted in a net cash outflow of $114,400 for principal payments on long-term debt. Cash flows from operations are believed to be sufficient to meet operating and other requirements for the remainder of this fiscal year. Future operating revenues will finance long-term liquidity.

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

On April 5, 2002, the Company entered into the First Amended and Restated Commercial Loan and Security agreement which provided the following:

     1.   The Revolving Line of Credit was increased to $1,500,000.
     2. The borrowing base for eligible accounts receivables was increased to 75%.
     3. The expiration date on this line of credit was changed to November 30, 2002.
     4. The variable interest rate was changed to the bank prime rate plus 1.5% per annum.
     5.   The term note was reduced by $300,000.
     6. Monthly principal payments on the term note were $25,889 with the remaining balance due at maturity, November 30, 2003.
     7. Require within one hundred twenty (120) days of the closing, that Host America shall establish with the bank a blocked depository account ("the Success Fee") in the amount of not less than $100,000. The Success Fee shall be paid to the bank upon the sooner of (1) the Maturity Date, (2) payment in full of the Term Loan, (3) the refinance of the loans or (4) the sale of substantially all of the assets and/or the controlling shares in any of the Host companies. Notwithstanding the foregoing, in the event that the term loan is not paid in full by October 1, 2002, Host will be required to deposit an additional $50,000 in this blocked account to bring the total Success Fee balance to $150,000. Until the payment by Host to the bank of the Success Fee, the Success Fee shall constitute cash collateral to secure the loan.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                      PLAN OF OPERATION (Continued)

     8.   Require quarterly covenant measurements as follows:
               a. Current ratio equal to or greater than 1:1 up to and including September 27, 2002 and 1.10:1 at all times thereafter.
               b. Debt to net worth shall be equal to or less than 1.50:1
               c. Funded debt to EBITDA shall be measured commencing with the fiscal quarter ended March 29, 2002 and shall at all times be less than or equal to 4.00:1.00. Quarterly thereafter, the covenant shall reduce by 50 basis points to 2.50:1.00 by December 31, 2002. The covenant shall remain at 2.50:1.00 quarterly thereafter.
               d. Debt service coverage ratio shall be equal to or greater than 1:1 for the quarter ending March 29, 2002 increasing each quarter to 1.20:1 on a cumulative rolling four (4) quarter basis ending December 27, 2002 and thereafter.

The $150,000 Success Fee is being accrued as a debt financing cost from the date of the new loan agreement, April 5, 2002, through the maturity date (November 30, 2003).

The Company did not establish with the bank a blocked depository account within 120 days of the closing (August 5, 2002) and failed to meet its covenant regarding the ratio of funded debt to EBITDA as of September 30, 2002.

On November 18, 2002, the Company received a proposed Forbearance
Agreement letter issued by the bank setting forth the following terms and conditions.

     1. The maturity date of the Revolving Note was extended to February 28, 2003, while the maturity date of the term note will remain unchanged as November 30, 2003.
     2. The covenant regarding the ratio of Funded Debt to EBITDA was changed in order for the Company to be in compliance.
     3. The deposit requirement for the Success Fee of $150,000 was waived.
     4. The Success Fee will be due the sooner of: (i) February 28, 2003; (ii) payment in full of the Revolving Note and the Term Note; or (iii) sale of substantially all of the assets and/or the controlling shares in Host, Lindley or SelectForce.
     5. Host will provide the bank with a commitment letter on or before January 15, 2003 representing that a refinance will occur sufficient to pay the bank in full by February 28, 2003.
     6. The former owners of Lindley will execute Subordination and Stand-Still agreements with respect to their election to exercise a portion of their earnings interest in Lindley's profits pursuant to the purchase agreement between Host and Lindley.
     7. Host will provide the bank with a full release and waiver of claims.

As a result, the $150,000 success fee will continue to be accrued as a debt financing cost through the Term Loan maturity date of November 30, 2003 and the total principal outstanding under the Term Note at September 30, 2002 of $1,423,889 has been classified in accordance with the scheduled repayments as specified in the First Amended and Restated Loan and Security agreement.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                      PLAN OF OPERATION (Continued)


Total principal outstanding under the term note at September 30, 2002 was $1,423,889. Total borrowings outstanding under the demand note payable at September 30, 2002 totaled $1,437,889.

Host entered into an interest rate swap agreement on July 31, 2000 effectively replacing variable interest payments (LIBOR + 2.5%) with fixed interest payments (9.77%) in order to hedge against the changes in the amount of future cash flows associated with payments on variable rate debt. As of September 30, 2002, Host was paying a fixed rate of 7.27% and receiving 1.82% on a notional amount of $1,423,889. The differential paid on the interest rate swap agreement is recognized currently as an adjustment to interest expense and totaled $19,822 for the three months ended September 30, 2002. The interest rate swap, totaling $72,166 at September 30, 2002, is reflected at fair value in Host's consolidated condensed balance sheet and the related loss on this contract is deferred in shareholders' equity (as a component of accumulated other comprehensive loss). This deferred loss is then amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. The effect of this accounting on Host's operating results is that the interest expense on the portion of variable-rate debt being hedged is generally recorded based on a fixed interest rate (9.77%). In connection with the First Amended and Restated Commercial Loan and Security Agreement, Host incurred a swap breakage fee of $29,872, which was paid on April 5, 2002.

Host does not anticipate making any substantial capital expenditures during the balance of the fiscal year that are not typically reimbursed by its customers. Initial capital expenditures primarily incurred when a new food service agreement is in its initial start up phase will be financed by cash flows from operations. On April 30, 2002, SelectForce entered into a five-year lease agreement for drug screening equipment. SelectForce will now be capable of providing drug screening without the necessity of out-sourcing these services.

CRITICAL ACCOUNTING POLICIES

There have been no major changes to the critical accounting policies as outlined in the Company's June 30, 2002 Form 10-KSB.

                       PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------

          NONE

Item 2.   Changes in Securities
          ---------------------

          NONE

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          NONE

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          NONE

Item 5.   Other Information
          -----------------

          NONE

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               10.46 Food Preparation Agreement Between Lifestream Services, Inc. and Lindley Food Service
                         Corporation (a wholly owned subsidiary of Host America Corporation)

          (b)  Reports on Form 8-K

               None

                               SIGNATURES
                               ----------


Pursuant to the requirements of The Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HOST AMERICA CORPORATION



Date:  November 19, 2002           By:/s/  GEOFFREY W. RAMSEY
                                   -------------------------------------
                                   Geoffrey W. Ramsey, President
                                   and Chief Executive Officer




Date:  November 19, 2002           By:/s/  DAVID J. MURPHY
                                   -------------------------------------
                                   David J. Murphy, Executive Vice
                                   President and Chief Financial Officer

                             CERTIFICATIONS

     I, Geoffrey W. Ramsey, certify that:

     1) I have reviewed this quarterly report on Form 10-QSB of Host America Corporation;

     2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Host America Corporation as of, and for, the periods presented in this quarterly report;

     4) Host America Corporation's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Host America Corporation and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to Host America Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of Host America Corporation's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
          "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5) Host America Corporation's other certifying officers and I have disclosed, based on our most recent evaluation, to Host America
Corporation's auditors and the audit committee of Host America
Corporation's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect Host America Corporation's ability to record, process, summarize and report financial data and have identified for Host America Corporation's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in Host America Corporation's internal controls; and

     6) Host America Corporation's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Geoffrey W. Ramsey
-------------------------------
Geoffrey W. Ramsey
Title:  President and Chief Executive Officer
Date:  November 19, 2002

                             CERTIFICATIONS

     I, David J. Murphy, certify that:

     1) I have reviewed this quarterly report on Form 10-QSB of Host America Corporation;

     2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Host America Corporation as of, and for, the periods presented in this quarterly report;

     4) Host America Corporation's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Host America Corporation and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to Host America Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of Host America Corporation's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
          "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5) Host America Corporation's other certifying officers and I have disclosed, based on our most recent evaluation, to Host America
Corporation's auditors and the audit committee of Host America
Corporation's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect Host America Corporation's ability to record, process, summarize and report financial data and have identified for Host America Corporation's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in Host America Corporation's internal controls; and

     6) Host America Corporation's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ David J. Murphy
-------------------------------
David J. Murphy
Title:  Executive Vice President and Chief Financial Officer
Date:  November 19, 2002