Form 10QSB
period 2002-12-31
HOST AMERICA CORP
filed 2003-02-14
CIK 809012

FORM 10-QSB
                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 2002        Commission File Number 0-16196

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

                                        Number of shares outstanding at
            Class                              December 31, 2002
Common Stock, $.001 par value                   2,178,627 shares

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                      DECEMBER 31, 2002 FORM 10-QSB
                                  INDEX


PART I - FINANCIAL INFORMATION                                       PAGE

Item 1.   Consolidated Condensed Financial Statements

          Consolidated Condensed Balance Sheets -
          December 31, 2002 (Unaudited) and
          June 30, 2002 (Audited). . . . . . . . . . . . . . . . . . . .3

          Consolidated Condensed Statements of Income (Loss)
          and Comprehensive Income (Loss) - for the
          three months ended December 31, 2002 (Unaudited) and
          December 28, 2001 (Unaudited). . . . . . . . . . . . . . . . .4

          Consolidated Condensed Statements of Income (Loss)
          and Comprehensive Loss - for the six months
          ended December 31, 2002 (Unaudited) and
          December 28, 2001 (Unaudited). . . . . . . . . . . . . . . . .5

          Consolidated Condensed Statements of Cash Flows -
          for the six months ended December 31, 2002
          (Unaudited) and December 28, 2001 (Unaudited). . . . . . . . .6

          Notes to Consolidated Condensed Financial
          Statements (Unaudited) . . . . . . . . . . . . . . . . . . . .7

Item 2.   Management's Discussion and Analysis or Plan of Operation. . 16

Item 3.   Controls and Procedures. . . . . . . . . . . . . . . . . . . 25


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 26

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . 26

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . 26

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . 26

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . 26

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 27

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . 28

          Certifications . . . . . . . . . . . . . . . . . . . . . . . 29

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS


                                 ASSETS

                                                  December 31, 2002      June 30, 2002
                                                      (Unaudited)          (Audited)
                                                  -----------------    ------------------
CURRENT ASSETS
  Cash                                               $  1,120,962         $    648,625
  Accounts receivable, net of allowance for
    doubtful accounts of  $23,000 and $15,000 as
    of December 31, 2002 and June 30, 2002,
    respectively                                        3,220,373            3,019,798
  Inventory                                               655,925              617,156
  Prepaid expenses and other                              316,188              313,099
                                                     ------------         ------------
          Total current assets                          5,313,448            4,598,678

PROPERTY AND EQUIPMENT, net                               816,639              859,774

OTHER ASSETS
  Other                                                   117,633               70,928
Customer lists, net                                       748,637              785,324
Goodwill                                                5,139,723            5,260,200
                                                     ------------         ------------
                                                        6,005,993            6,116,452
                                                     ------------         ------------
                                                     $ 12,136,080         $ 11,574,904
                                                     ============         ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Demand note payable                                $    787,889         $  1,437,889
  Current portion of long-term debt                     1,423,502            1,596,291
  Interest rate swap                                       58,147               80,277
  Accounts payable                                      2,214,549            1,925,571
  Accrued expenses                                      1,071,187              761,174
                                                     ------------         ------------
          Total current liabilities                     5,555,274            5,801,202

LONG-TERM LIABILITIES
  Long-term debt, less current portion
    included above                                         47,070               56,796
  Subordinated debt - private placement                   812,000                   -
                                                     ------------         ------------
                                                          859,070               56,796

COMMITMENTS                                                    -                    -

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 2,000,000 shares
    authorized                                                700                  700
  Common stock, $.001 par value, 80,000,000 shares
    authorized                                              2,179                2,173
  Additional paid-in capital                           11,229,260           10,879,761
  Deficit                                              (5,452,256)          (5,085,451)
  Accumulated other comprehensive loss                    (58,147)             (80,277)
                                                     ------------         ------------
          Total stockholders' equity                    5,721,736            5,716,906
                                                     ------------         ------------
                                                     $ 12,136,080         $ 11,574,904
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

                                   -3-

                HOST AMERICA CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                     AND COMPREHENSIVE INCOME (LOSS)

                                                         For the three months ended
                                                  ---------------------------------------
                                                  December 31, 2002     December 28, 2001
                                                     (Unaudited)           (Unaudited)
                                                  -----------------     -----------------
NET REVENUES                                         $  6,349,337         $  6,235,768

OPERATING COSTS AND EXPENSES
  Food and paper products                               2,859,122            2,893,006
  Labor and benefits                                    2,360,321            2,467,685
  Contracted services                                     239,027                   -
  Depreciation and amortization                           104,752              107,301
  Other                                                   721,015              668,023
  Impairment charge                                       121,000                   -
  Bank and related fees                                   259,594                   -
                                                     ------------         ------------
                                                        6,664,831            6,136,015
                                                     ------------         ------------

      Income (loss) from operations                      (315,494)              99,753
                                                     ------------         ------------

OTHER INCOME (EXPENSE)
  Other income                                                829                  (93)
  Interest expense                                        (59,611)             (73,033)
                                                     ------------         ------------
                                                          (58,782)             (73,126)
                                                     ------------         ------------

      Income (loss) before provision for income taxes    (374,276)              26,627

PROVISION FOR INCOME TAXES                                  1,000                9,000
                                                     ------------         ------------

      Net income (loss)                                  (375,276)              17,627

OTHER COMPREHENSIVE INCOME (LOSS), before tax
  Interest rate swap adjustments:
    Unrealized loss on agreement                           (6,060)             (11,659)
    Reclassification adjustment for losses included
      in net income (loss)                                 19,479               38,144
                                                     ------------         ------------

  Other comprehensive income (loss), net of tax            13,419               26,485
                                                     ------------         ------------


  Comprehensive income (loss)                        $   (361,857)        $     44,112
                                                     ============         ============

Net income (loss) per common share                   $      (0.17)        $       0.01
                                                     ============         ============

WEIGHTED AVERAGE SHARES OUTSTANDING                     2,178,516            1,472,468
                                                     ============         ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                   -4-

                HOST AMERICA CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                         AND COMPREHENSIVE LOSS


                                                          For the six months ended
                                                  ---------------------------------------
                                                  December 31, 2002     December 28, 2001
                                                     (Unaudited)           (Unaudited)
                                                  -----------------     -----------------
NET REVENUES                                         $ 12,933,629         $ 12,278,580

OPERATING COSTS AND EXPENSES
  Food and paper products                               5,785,352            5,762,351
  Labor and benefits                                    4,789,980            4,857,258
  Contracted services                                     575,331                   -
  Depreciation and amortization                           223,062              209,687
  Other                                                 1,403,364            1,284,008
  Impairment charge                                       121,000                   -
  Bank and related fees                                   282,094                   -
                                                     ------------         ------------
                                                       13,180,183           12,113,304
                                                     ------------         ------------

      Income (loss) from operations                      (246,554)             165,276
                                                     ------------         ------------

OTHER INCOME (EXPENSE)
  Other income                                              6,935                5,179
  Interest expense                                       (122,186)            (148,156)
                                                     ------------         ------------
                                                         (115,251)            (142,977)
                                                     ------------         ------------

      Income (loss) before provision for income taxes    (361,805)              22,299

PROVISION FOR INCOME TAXES                                  5,000               16,000
                                                     ------------         ------------

      Net income (loss)                                  (366,805)               6,299

OTHER COMPREHENSIVE INCOME (LOSS), before tax
  Interest rate swap adjustments:
    Unrealized loss on agreement                          (17,171)             (59,409)
    Reclassification adjustment for losses included
      in net income (loss)                                 39,301               44,848
                                                     ------------         ------------

  Other comprehensive income (loss), net of tax            22,130              (14,561)
                                                     ------------         ------------

  Comprehensive loss                                 $   (344,675)        $     (8,262)
                                                     ============         ============

Net income (loss) per common share                   $      (0.17)        $        NIL
                                                     ============         ============

WEIGHTED AVERAGE SHARES OUTSTANDING                     2,176,027            1,450,842
                                                     ============         ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                   -5-

                HOST AMERICA CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                          For the six months ended
                                                  ---------------------------------------
                                                  December 31, 2002     December 28, 2001
                                                      (Unaudited)          (Unaudited)
                                                  -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                  $   (366,805)        $      6,299
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
      Depreciation and amortization                       223,062              209,687
      Impairment charge                                   121,000
      401K expense pursuant to stock issuance              11,505               10,433
      (Gain) loss on sale of equipment                       (743)               1,840
  Changes in operating assets and liabilities             376,975             (153,854)
                                                     ------------         ------------
      Net cash provided by operating activities           364,994               74,405
                                                     ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of equipment                          12,772                1,000
  Purchases of property and equipment                    (101,357)             (96,309)
  Net cash paid for business acquired                          -              (159,635)
                                                     ------------         ------------
      Net cash used in investing activities               (88,585)            (254,944)
                                                     ------------         ------------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from subordinated debt                       1,150,000                   -
  Deferred financing costs                                (87,500)                  -
  Principal payments on long-term debt                   (216,572)            (283,831)
  Proceeds from (payments on) demand notes payable       (650,000)             300,000
                                                     ------------         ------------
      Net cash provided by financing activities           195,928               16,169
                                                     ------------         ------------

NET INCREASE (DECREASE) IN CASH                           472,337             (164,370)

CASH, beginning of period                                 648,625              360,077
                                                     ------------         ------------

CASH, end of period                                  $  1,120,962         $    195,707
                                                     ============         ============

Cash paid for business acquired is comprised of:
  Fair value of assets acquired                      $         -          $    299,635
  Liabilities assumed                                          -                    -
                                                     ------------         ------------
  Purchase price, net of cash received                         -               299,635
  Common stock issued for business acquired                    -              (140,000)
                                                     ------------         ------------
  Net cash paid for business acquired                $         -          $    159,635
                                                     ============         ============

Non-cash Investing and Financing Activities:
  Equipment acquired through assumption of
    notes payable and capital leases                 $    34,057          $    104,080

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                   -6-

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (UNAUDITED)

NOTE A -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BASIS OF PRESENTATION

          The consolidated condensed financial statements for the three and six months ended December 31, 2002 and December 28, 2001 have been prepared by Host America Corporation and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated condensed financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) and disclosures necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the SEC. These consolidated condensed financial statements should be read in conjunction with the audited financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-KSB for the year ended
          June 30, 2002.

          PRINCIPLES OF CONSOLIDATION

          The consolidated condensed financial statements presented as of December 31, 2002 and for the three and six months then ended, include the accounts of Host America Corporation ("Host") and its wholly-owned subsidiaries Lindley Food Service Corporation ("Lindley") and SelectForce, Inc. ("SelectForce") (combined "the Company"). The consolidated condensed financial statements presented as of and for the three and six months ended December 28, 2001, include the accounts of Host and its wholly-owned subsidiary Lindley. All significant intercompany transactions and balances have been eliminated.

          INVENTORY

          Inventory consists primarily of food supplies and is stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

          EARNINGS PER SHARE

          Earnings per share for the three and six months ended December 31, 2002 and December 28, 2001 have been computed based on the weighted average shares outstanding during the periods.
          Diluted earnings per share was not presented for the three and six months ended December 31, 2002 and December 28, 2001 as the potentially dilutive warrants, convertible preferred stock and stock purchase options were anti-dilutive. Convertible preferred shares subject to future dilution totaled 700,000, shares under stock purchase options totaled 488,350 and 309,600 and shares under warrants totaled 325,680 and -0- at December 31, 2002 and December 28, 2001, respectively.

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

          RECLASSIFICATIONS

          Certain reclassifications have been made to the 2001 consolidated condensed statements of income (loss) and comprehensive income (loss) to conform to the 2002 presentations. This presentation is consistent with other organizations in the Company's industry. These reclassifications did not change the previously reported net income (loss) or comprehensive income (loss) of the Company.


NOTE B -  ACQUISITIONS

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
                                                       ===========

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)

NOTE B -  ACQUISITIONS (Continued)

          On March 28, 2002, the Company purchased all of the issued and outstanding shares of SelectForce, for a total purchase price including acquisition expenses of approximately $2,278,000. Host issued 700,000 shares of "restricted" common stock in exchange for all of the outstanding shares of SelectForce. SelectForce is a regional employment screening company offering a complete package of criminal histories, motor vehicle reports, worker's compensation records, verification of education and social security numbers, credit reports, and previous employment verification. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $1,303,000 and has been recognized as goodwill.

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
                                                       ===========

          The following information reflects the pro forma results of operations of the Company for the three and six months ended December 28, 2001 assuming that the Contra-Pak and SelectForce acquisitions had occurred at the beginning of the respective periods:

                                                  Three Months Ended  Six Months Ended
                                                  December 28, 2001   December 28, 2001
                                                  -----------------   -----------------

          Net revenue                                 $6,645,758         $13,312,438
          Income from continuing operations               95,970             222,083
          Net income                                       4,192              40,106
          Income per share                                   NIL                0.02

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)

NOTE C -  GOODWILL

          The changes in the carrying amount of goodwill for the six months ended December 31, 2002 are as follows:

               Balance as of June 30, 2002             $ 5,260,200
               Goodwill acquired during the period             523
               Impairment loss                            (121,000)
                                                       -----------
               Balance as of December 31, 2002         $ 5,139,723
                                                       ===========

          The Company's acquisitions were tested for impairment utilizing methodologies employed by management in determining the purchase price of each entity at acquisition. In December 2002, the Company closed the Contra Pak operation in Texas and is presently in discussions with another party which may be interested in purchasing the Contra Pak shelf stable business. Accordingly, the Contra Pak goodwill has been written down by $121,000 to reflect the current expected realizable value.


NOTE D -  CUSTOMER LISTS

     A summary of the carrying amount of the customer lists as of December 31, 2002 and June 30, 2002 is as follows:


                                                    December 31,        June 30,
                                                        2002              2002
                                                        ----              ----
          Customer lists                            $    880,000      $    880,000
          Less: accumulated amortization                 131,363            94,676
                                                    ------------      ------------
                                                    $    748,637      $    785,324
                                                    ============      ============

     Amortization of the customer lists for the six-month periods ended December 31, 2002 and December 28, 2001 totaled $36,687 and $24,536, respectively.

     Future amortization expense for each of the fiscal years succeeding December 31, 2002 is as follows:

          2003                                         $    73,371
          2004                                              73,371
          2005                                              73,371
          2006                                              73,371
          2007                                              73,371
          2008 and thereafter                              381,782
                                                       -----------
                                                       $   748,637
                                                       ===========

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)

NOTE E -  DEMAND NOTE PAYABLE AND LONG TERM DEBT

          In connection with the acquisition of Lindley, the Company obtained a $2,500,000 term note and a demand note payable (revolving line of credit) providing for borrowings based on a collateral formula.

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

          On April 5, 2002, the Company entered into the First Amended and Restated Commercial Loan and Security Agreement, which provided the following:

               1.   The Revolving Line of Credit was increased to
                    $1,500,000.
               2. The borrowing base for eligible accounts receivables was increased to 75%.
               3. The expiration date on this line of credit was changed to November 30, 2002.
               4. The variable interest rate was changed to the bank prime rate plus 1.5% per annum.
               5.   The term note was reduced by $300,000.
               6. Monthly principal payments on the term note were $25,889 with the remaining balance due at maturity, November 30, 2003.
               7. Require within one hundred twenty (120) days of the closing, that Host America establish with the bank a blocked depository account ("the Success Fee") in the amount of not less than $100,000. The Success Fee is to be paid to the bank upon the sooner of (1) the Maturity Date, (2) payment in full of the Term Loan,
                    (3) the refinance of the loans or (4) the sale of substantially all of the assets and/or the controlling shares in any of the Host companies. Notwithstanding the foregoing, in the event that the term loan was not paid in full by October 1, 2002, Host was required to deposit an additional $50,000 in this blocked account to bring the total Success Fee balance to $150,000. Until the payment by Host to the bank of the Success Fee, the Success Fee would constitute cash collateral to secure the loan.
               8.   Require quarterly covenant measurements as follows:
                    a. Current ratio equal to or greater than 1:1 up to and including September 27, 2002 and 1.10:1 at all times thereafter.
                    b. Debt to net worth shall be equal to or less than 1.50:1
                    c.   Funded debt to EBITDA shall be measured
                         commencing with the fiscal quarter ended March 29, 2002 and shall at all times be less than or equal to 4.00:1.00. Quarterly thereafter, the covenant shall reduce by 50 basis points to 2.50:1.00 by December 31, 2002. The covenant shall remain at 2.50:1.00 quarterly thereafter.

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

          The Company did not establish with the bank a blocked depository account within 120 days of the closing (August 5, 2002) and failed to meet the following covenants as of December 31, 2002: the ratio of funded debt to EBITDA; the ratio of EBIDA to current maturities and interest expense; and the current ratio. In addition, the Company has not paid the Revolving Line of Credit in full, which matured on November 30, 2002. As a result, the Company has been engaged in discussions with the bank to extend the maturity date of the Revolving Line of Credit, amend various loan covenants and other matters. Since the Company is in default of the First Amended and Restated Commercial Loan and Security Agreement and as a remedy of default, the bank may demand repayment or exercise its other rights of foreclosure, the term note payable has been classified as current in the accompanying consolidated condensed balance sheet. As of the date of this Report, the bank has not exercised these rights.

          Since the Company is in default of the amended bank agreements, it has written off previously deferred financing costs and fully accrued the balance of the loan success fees at December 31, 2002. The total principal outstanding under the term note at December 31, 2002 of $1,346,222 has been classified as current. Total borrowings outstanding under the demand note payable at December 31, 2002 totaled $787,889.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)


NOTE F -  INTEREST RATE SWAP

          The Company entered into an interest rate swap agreement effectively replacing variable interest payments (LIBOR + 2.5%) with fixed interest payments (9.77%) in order to hedge against the changes in the amount of future cash flows associated with payments on variable rate debt. As of December 31, 2002, the Company was paying a fixed rate of 7.27% and receiving 1.44% on a notional amount of $1,346,222. The differential paid on the interest rate swap agreement is recognized currently as an adjustment to interest expense and totaled $19,479 and $39,301 for the three and six months ended December 31, 2002. The interest rate swap, totaling $58,147 at December 31, 2002, is reflected at fair value in the Company's consolidated condensed balance sheet and the related loss on this contract is deferred in shareholders' equity (as a component of accumulated other comprehensive loss). This deferred loss is then amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. The effect of this accounting on the Company's operating results is that the interest expense on the portion of variable-rate debt being hedged is generally recorded based on a fixed interest rate (9.77%). In connection with the First Amended and Restated Commercial Loan and Security Agreement, the Company incurred a swap breakage fee of $29,872, which was paid on April 5, 2002.

NOTE G -  SUBORDINATED DEBT - PRIVATE PLACEMENT

          On November 1, 2002, the Company commenced a private placement offering of $1,500,000 or sixty units at $25,000 per unit.
          Each unit consisted of one 12% unsecured promissory note in the amount of $25,000 due January 31, 2008 and 7,080 warrants to purchase Host's common stock at an exercise price of $2.00, exercisable from December 31, 2003 until January 31, 2008. Interest began to accrue on January 1, 2003 and is payable semi-annually on June 30 and December 31. The warrants are not registered or publicly traded. However, Host will undertake to file an S-3 registration statement to register the shares of common stock underlying the warrants sometime after December 31, 2003. The units were offered and sold on a "best efforts" basis on behalf of Host by licensed NASD broker-dealers ("Selling Agents"). Host paid the Selling Agents a commission of 10% of the gross proceeds from the offering. Officers and directors of Host also offered and sold units and no commissions or other remuneration was paid to these individuals. These notes are subordinate to the Company's borrowings under its term loan and revolving line of credit.

          As of December 31, 2002, the Company had sold 46 units and received $1,150,000 from the offering. The Company applied $650,000 of these proceeds against its revolving line of credit obligation and accrued $87,500 in Selling Agent's commissions as of December 31, 2002. Of the $1,150,000 received in the offering, $338,000 has been assigned to the warrants based on the fair value. The fair value of these warrants has been recorded as original issue discount, resulting in a reduction in the carrying value of the debt. The original issue discount will be amortized into interest expense over the period of the debt.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)


NOTE H -  STOCK ISSUANCE

          On October 2, 2002, the Company issued 5,090 shares of common stock for its 401K plan employer match. Total compensation expense recognized in connection with the issuance of these shares totaled $11,505.



NOTE I -  OTHER INCOME (EXPENSE)

          The significant components of other income (expense) are as follows:

                                 For the six months ended      For the three months ended
                                 ------------------------      --------------------------
                                  12/31/02       12/28/01       12/31/02       12/28/01
                                  --------       --------       --------       --------
          Gain(Loss)on
          disposal of assets    $       743    $    (1,840)   $        -     $    (1,840)
          Other income                6,192          7,019            829          1,747
                                -----------    -----------    -----------    -----------
          Total other income          6,935          5,179            829        (    93)
          Interest expense         (122,186)      (148,156)       (59,611)       (73,033)
                                -----------    -----------    -----------    -----------
                                $  (115,251)   $  (142,977)   $   (58,782)   $   (73,126)
                                ===========    ===========    ===========    ===========

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)

NOTE J -  INDUSTRY SEGMENT INFORMATION

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

          Business segment financial information as of and for the six months ended December 31, 2002 is as follows:


                                        Lindley
                           Host          Food
                          America       Service
                        Corporation   Corporation  SelectForce      Total     Eliminations  Consolidated
                        -----------   -----------  -----------      -----     ------------  ------------
Sales to unaffiliated
    Customers           $ 6,000,421   $ 6,060,829   $  872,590    $12,933,840   $     (211)  $12,933,629
Segment (loss) profit      (183,004)     (228,858)      45,057       (366,805)          -       (366,805)
Depreciation and
    Amortization            117,894        88,967       16,201        223,062           -        223,062
Provision for income
    Taxes                     2,000            -         3,000          5,000           -          5,000
Segment assets            2,155,316     8,115,523    1,865,241     12,136,080           -     12,136,080

          Business segment financial information as of and for the six months ended December 28, 2001 is as follows:

                                        Lindley
                           Host          Food
                          America       Service
                        Corporation   Corporation  SelectForce      Total     Eliminations  Consolidated
                        -----------   -----------  -----------      -----     ------------  ------------
Sales to unaffiliated
    Customers           $ 7,182,544   $ 5,121,529   $       -     $12,304,073   $   (25,493) $12,278,580
Segment (loss) profit      (222,120)      228,419           -           6,299            -         6,299
Depreciation and
    Amortization            153,216        56,471           -         209,687            -       209,687
Provision for income
    Taxes                     2,000        14,000           -          16,000            -        16,000
Segment assets            2,109,115     7,428,094           -       9,537,209            -     9,537,209

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                            PLAN OF OPERATION


CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This Form 10-QSB for the quarter ended December 31, 2002 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operations, market conditions in the food service industry, our ability to make and integrate acquisitions and the impact of government regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

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

In addition to the above Indiana programs, Lindley has also been awarded contracts in other states. Lindley was recently awarded the following programs: a four year contract to provide meals on wheels and congregate feeding for WestMass Elder Care, Inc. in Holyoke, MA, a three year contract which began on January 1, 2003 with Meals on Wheels of Rhode Island and a five year contract, which started on January 17, 2003, with Meals on Wheels, Etc., an agency in central Florida.

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

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                      PLAN OF OPERATION (Continued)


During the first quarter, SelectForce's management attended a trade show, which it used as a platform to introduce its new drug testing services. As a result of the trade show, SelectForce was able to secure the drug testing account for the Clayton Public School District and a trial drug-testing program with the Choctaw Nation Indians. SelectForce has secured numerous other employment screening accounts during the first two quarters of fiscal 2003. SelectForce is aggressively growing its business through client referrals, mail and telephone solicitation and trade shows. Management plans to attend additional trade shows throughout the year and strongly believes that this is an effective marketing method for future business growth.

HOST BUSINESS DINING

In September 2002, Host Business Dining opened another location for Oxford Health Plans. In addition, Host was recently awarded the contracts to operate two gift shops for Pitney Bowes. Host expects to begin operations at these two locations in late February 2003. In January 2003, Host entered into a contract with Hutchinson Metro Center, which is expected to begin operations in June of 2003. Host has recently implemented several new marketing programs at its facilities to maximize sales growth. It has also identified several new business dining prospects and has proposals in place with these prospective customers.

During the first quarter, Host closed the following dining facilities:

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

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                      PLAN OF OPERATION (Continued)


In connection with Host's acquisition of Lindley, it obtained a $2,500,000 term not payable, maturing on November 30, 2003, and a $1,500,000 (as amended) revolving line of credit, maturing on November 30, 2002, with Webster Bank. The term note and revolving line of credit are collateralized by substantially all of the assets of Host. At December 31, 2002, Host owed $1,346,222 on the term note and had borrowings outstanding on the revolving line of credit of $787,889. The term note and the revolving line of credit are subject to certain financial covenants, noncompliance with which would be considered an event of default and provide Webster Bank with the right to demand repayment prior to the maturity dates. Pursuant to the First Amended and Restated Commercial Loan and Security Agreement dated April 5, 2002, Webster Bank agreed to modify certain financial covenants and extended the maturity dates on the term note and revolving line of credit, to the maturity dates reflected above. In addition, Webster Bank required Host to establish with the bank a blocked depository account (the "Success Fee") in the amount of not less than $100,000. The Success Fee was to be paid to the bank upon the sooner of (1) the maturity date, (2) payment in full of the term note, (3) the refinance of the loans or (4) the sale of substantially all of the assets and/or the controlling shares in any of the Host companies. In the event that the term note was not paid in full by October 1, 2002, Host would be required to deposit an additional $50,000 in the blocked account to bring the total Success Fee to $150,000.

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

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                      PLAN OF OPERATION (Continued)


RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2002 ("2002 PERIOD") VS. THREE MONTHS ENDED DECEMBER 28, 2001 ("2001 PERIOD")

Net revenues for the three months ended December 31, 2002 were $6,349,337 as compared to $6,235,768 for the three months ended December 28, 2001. Accordingly, revenues increased $113,569 or approximately 2%. The increase in revenues was primarily a result of the acquisition of SelectForce, which generated sales of $361,691 and the continued growth of Lindley, which had revenue increases of $489,491. Host's business dining revenues decreased $737,613 primarily due to the closing of the Laurel View Country Club operation and several other units during fiscal 2002. The Company expects to increase its revenues for the balance of fiscal 2003 and beyond through the addition of more corporate dining accounts, aggressive marketing of its elderly feeding and employment screening services and the promotion of its shelf stable meal business.

Total operating costs and expenses increased 9% to $6,664,831 in 2002 from $6,136,015 in 2001. This increase is primarily attributable to the impairment charge of $121,000 and the bank and related fees of $259,594 incurred during the quarter. The impairment charge is for a write down of the Contra-Pak goodwill (Note "C") and the bank and related fees expense includes the balance of the loan success fee, the write-off of the previously deferred finance charges and professional and consulting fees.

Food, paper, labor and related benefits, and contract services increased by $97,779 in 2002. A large portion of this increase is due to the acquisition of SelectForce, which had labor, related benefits and contracted services of $311,545 in 2002. The business dining operation had a decrease in food, labor, related benefits of $652,688, which was due to the decrease in business dining revenues. The balance of the increase in food, labor and related benefits of $438,922 was due to the growth in the Lindley operation. Contracted services totaling $239,027 represent costs incurred with SelectForce's data screening providers.

Other expenses consist primarily of legal and accounting fees, rent, commissions and various other costs. Other expenses increased 8% to $721,015 in 2002 from $668,023 in 2001. The increase in 2002 is primarily due to the acquisition of SelectForce.

Host incurred a net loss of $375,276, after provision for income taxes of $1,000 for the three months ended December 31, 2002, as compared to net income of $17,627 for the three months ended December 28, 2001. There was a $9,000 provision for income taxes in the 2001 period. The net loss for the quarter was directly attributable to the impairment charge and the bank and related fees expense. The Company expects to continue to increase its revenues and profitability through the addition of more senior nutrition programs, the anticipated growth of its employment and drug screening business and identifying areas where it can improve cost efficiencies.

Interest expense decreased by $13,422 for the three months ended December 31, 2002 when compared to the 2001 period. The reduction in interest expense is a result of both lower rates on the demand note and principal payments on the term loan.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                      PLAN OF OPERATION (Continued)

RESULTS OF OPERATIONS
SIX MONTHS ENDED DECEMBER 31, 2002 ("2002 PERIOD") VS. SIX MONTHS ENDED DECEMBER 28, 2001 ("2001 PERIOD")

Net revenues for the six months ended December 31, 2002 were $12,933,629 as compared to $12,278,580 for the six months ended December 28, 2001. Accordingly, revenues increased $655,049 or approximately 5%. The increase in revenues was primarily a result of the acquisition of SelectForce, which generated sales of $872,590 and the continued growth of Lindley, which had revenue increases of $964,582. Host's business dining revenues decreased $1,182,123 primarily due to the closing of the Laurel View Country Club operation and several other units during fiscal 2002. The Company expects to increase its revenues for the balance of fiscal 2003 and beyond through the addition of more corporate dining accounts, aggressive marketing of its elderly feeding and employment screening services and the promotion of its shelf stable meal business.

Total operating costs and expenses increased 9% to $13,180,183 in 2002 from $12,113,304 in 2001. This increase is primarily attributable to the impairment charge of $121,000 and the bank and related fees of $282,094 incurred for the 2002 period. The impairment charge is for a write down of the Contra-Pak goodwill (Note "C") and the bank and related fees expense includes the balance of the loan success fee, the write-off of the previously deferred finance charges and professional and consulting fees.

Food, paper, labor and related benefits, and contract services increased by $531,054 in 2002. A large portion of this increase is due to the acquisition of SelectForce, which had labor, related benefits and contracted services of $727,451 in 2002. The business dining operation had a decrease in food, labor, related benefits of $1,081,006, which was due to the decrease in business dining revenues. The balance of the increase in food, labor and related benefits of $884,609 was due to the growth in the Lindley operation. Contracted services totaling $575,331 represent costs incurred with SelectForce's data screening providers.

Other expenses consist primarily of legal and accounting fees, rent, commissions and various other costs. Other expenses increased 9% to $1,403,364 in 2002 from $1,284,008 in 2001. The increase in 2002 is primarily due to the acquisition of SelectForce.

Host incurred a net loss of $366,805, after provision for income taxes of $5,000 for the six months ended December 31, 2002, as compared to net income of $6,299 for the six months ended December 28, 2001. There was a $16,000 provision for income taxes in the 2001 period. The net loss for the six months ended December 31, 2002 was directly attributable to the impairment charge and the bank and related fees expense. The Company expects to continue to increase its revenues and profitability through the addition of more senior nutrition programs, the anticipated growth of its employment and drug screening business and identifying areas where it can improve cost efficiencies.

Interest expense decreased by $25,970 for the six months ended December 31, 2002 when compared to the 2001 period. The reduction in interest expense is a result of both lower rates on the demand note and principal payments on the term loan.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                      PLAN OF OPERATION (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Host has principally financed its operations through its public offering, operating revenues and loans. Host's liquidity as evidenced by its current ratio has increased. The current ratio at December 31, 2002 and June 30, 2002 was .96:1 and .79:1, respectively. This increase is primarily due to the proceeds of $1,150,000 from the private placement subordinated debt as of December 31, 2002. The Company used a portion of these proceeds to pay down $650,000 from their revolving line of credit as of December 31, 2002.

Net cash flows for the six-month period ended December 31, 2002 resulted in an increase in cash of $472,337, which was primarily attributable to the private placement proceeds, net of the $650,000 payment on the Company's revolving line of credit. Operating activities resulted in a net cash inflow of $364,994. Net cash used in investing activities was $88,585 as a result of equipment purchases of $101,357 net of proceeds from the sale of equipment of $12,772. Host's financing activities resulted in a net cash inflow of $195,928 primarily as a result of the private placement proceeds, net of principal payments on long-term debt and the revolving line of credit. Cash flows from operations are believed to be sufficient to meet operating and other requirements for the remainder of this fiscal year. Future operating revenues will finance long-term liquidity.

In connection with the acquisition of Lindley, the Company obtained a $2,500,000 term note and a demand note payable (revolving line of credit) providing for borrowings based on a collateral formula.

The term note and demand note payable are collateralized by substantially all of the assets of the Company. In addition, they are subject to certain financial covenants, noncompliance with which would be considered an event of default and provide the bank with the right to demand repayment prior to the maturity date. The Company is required to comply with the requirements on a quarterly basis.

On April 5, 2002, the Company entered into the First Amended and Restated Commercial Loan and Security Agreement, which provided the following:

     1.   The Revolving Line of Credit was increased to $1,500,000.
     2. The borrowing base for eligible accounts receivables was increased to 75%.
     3. The expiration date on this line of credit was changed to November 30, 2002.
     4. The variable interest rate was changed to the bank prime rate plus 1.5% per annum.
     5.   The term note was reduced by $300,000.
     6. Monthly principal payments on the term note were $25,889 with the remaining balance due at maturity, November 30, 2003.
     7. Require within one hundred twenty (120) days of the closing, that Host America establish with the bank a blocked depository account ("the Success Fee") in the amount of not less than $100,000. The Success Fee is to be paid to the bank upon the sooner of (1) the Maturity Date, (2) payment in full of the Term Loan, (3) the refinance of the loans or (4) the sale of substantially all of the assets and/or the controlling shares in any of the Host companies. Notwithstanding the foregoing, in the event that the term loan was not paid in full by October 1, 2002, Host was required to deposit an additional $50,000 in this blocked account to bring the total Success Fee balance to $150,000. Until the payment by Host to the bank of the Success Fee, the Success Fee would constitute cash collateral to secure the loan.

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

The Company did not establish with the bank a blocked depository account within 120 days of the closing (August 5, 2002) and failed to meet the following covenants as of December 31, 2002: the ratio of funded debt to EBITDA; the ratio of EBIDA to current maturities and interest expense; and the current ratio as of December 31, 2002. In addition, the Company has not paid the Revolving Line of Credit in full, which matured on November 30, 2002. As a result, the Company has been engaged in discussions with the bank to extend the maturity date of the Revolving Line of Credit, amend various loan covenants and other matters. Since the Company is in default of the First Amended and Restated Commercial Loan and Security Agreement and as a remedy of default, the bank may demand repayment or exercise its other rights of foreclosure, the term note payable has been classified as current in the accompanying consolidated condensed balance sheet. As of the date of this Report, the bank has not exercised these rights.

Since the Company is in default of the amended bank agreements, it has written off previously deferred financing costs and fully accrued the balance of the loan success fees at December 31, 2002. The total principal outstanding under the term note at December 31, 2002 of $1,346,222 has been classified as current. Total borrowings outstanding under the demand note payable at December 31, 2002 totaled $787,889.

As of the date of this report, the Company is in negotiations with the bank. The Company intends to refinance with a new lending institution and is in discussions with other potential lenders. The Company believes it will be able to obtain new financing but no assurances can be made.

Host entered into an interest rate swap agreement effectively replacing variable interest payments (LIBOR + 2.5%) with fixed interest payments (9.77%) in order to hedge against the changes in the amount of future cash flows associated with payments on variable rate debt. As of December 31, 2002, Host was paying a fixed rate of 7.27% and receiving 1.44% on a notional amount of $1,346,222. The differential paid on the interest rate swap agreement is recognized currently as an adjustment to interest expense and totaled $19,479 and $39,301 for the three and six months ended December 31, 2002. The interest rate swap, totaling $58,147 at December 31, 2002, is reflected at fair value in Host's consolidated condensed balance sheet and the related loss on this contract is deferred in shareholders' equity (as a component of accumulated other comprehensive loss). This deferred loss is then amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. The effect of this accounting on Host's operating results is that the interest expense on the portion of variable-rate debt being hedged is generally recorded based on a fixed interest rate (9.77%). In connection with the First Amended and Restated Commercial Loan and Security Agreement, Host incurred a swap breakage fee of $29,872, which was paid on April 5, 2002.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                      PLAN OF OPERATION (Continued)

On November 1, 2002, the Company commenced a private placement offering of $1,500,000 or sixty units at $25,000 per unit. Each unit consisted of one 12% unsecured promissory note in the amount of $25,000 due January 31, 2008 and 7,080 warrants to purchase Host's common stock at an exercise price of $2.00, exercisable from December 31, 2003 until January 31, 2008. Interest began to accrue on January 1, 2003 and is payable semi-annually on June 30 and December 31. The warrants are not registered or publicly traded. However, Host will untertake to file an S-3 registration statement to register the shares of common stock underlying the warrants sometime after December 31, 2003. The units were offered and sold on a "best efforts" basis on behalf of Host by licensed NASD broker-dealers ("Selling Agents"). Host paid the Selling Agents a commission of 10% of the gross proceeds from the offering. Officers and directors of Host also offered and sold units and no commissions or other remuneration was paid to these individuals. Net proceeds from the offering will be used to meet debt obligations and for operating expenses. These notes are subordinate to the Company's borrowings under its term loan and revolving line of credit.

As of December 31, 2002, the Company had sold 46 units and received $1,150,000 from the offering. The Company applied $650,000 of these proceeds against its revolving line of credit obligation and accrued $87,500 in Selling Agent's commissions as of December 31, 2002. Of the $1,150,000 received in the offering, $338,000 has been assigned to the warrants based on the fair value. The fair value of these warrants has been recorded as original issue discount, resulting in a reduction in the carrying value of the debt. The original issue discount will be amortized into interest expense over the period of the debt.

Host does not anticipate making any substantial capital expenditures during the balance of the fiscal year that are not typically reimbursed by its customers. Initial capital expenditures primarily incurred when a new food service agreement is in its initial start up phase will be financed by cash flows from operations. On July 1, 2002, SelectForce entered into a five-year lease agreement for drug screening equipment. SelectForce will now be capable of providing drug screening without the necessity of out-sourcing these services. Lindley recently entered into several lease/purchase agreements for a new delivery truck, ovens, a walk-in freezer and a walk-in cooler. This equipment will be used in the new contracts in which Lindley has recently commenced operations.

CRITICAL ACCOUNTING POLICIES

There have been no major changes to the critical accounting policies as outlined in the Company's June 30, 2002 Form 10-KSB.

ITEM 3.   CONTROLS AND PROCEDURES
          -----------------------

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

     (b) CHANGES IN INTERNAL CONTROLS. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                       PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------

          NONE

Item 2.   Changes in Securities
          ---------------------

          On November 1, 2002, the Company commenced a private placement offering of $1,500,000 or sixty units at $25,000 per unit.
          Each unit consisted of one 12% unsecured promissory note in the amount of $25,000 due January 31, 2008 and 7,080 warrants to purchase Host's common stock at an exercise price of $2.00, exercisable from December 31, 2003 until January 31, 2008. Interest began to accrue on January 1, 2003 and is payable semi-annually on June 30 and December 31. The warrants are not registered or publicly traded. However, Host will undertake to file an S-3 registration statement to register the shares of common stock underlying the warrants sometime after December 31, 2003. The units were offered and sold on a "best efforts" basis on behalf of Host by licensed NASD broker-dealers ("Selling Agents"). Host paid the Selling Agents a commission of 10% of the gross proceeds from the offering. Officers and directors of Host also offered and sold units and no commissions or other remuneration was paid to these individuals. Net proceeds from the offering will be used to meet debt obligations and for operating expenses. These notes are subordinate to the Company's borrowings under its term loan and revolving line of credit.

          As of December 31, 2002, the Company had sold 46 units and received $1,150,000 from the offering. The Company applied $650,000 of these proceeds against its revolving line of credit obligation and accrued $87,500 in Selling Agent's commissions as of December 31, 2002. The private offering was conducted in reliance upon the exemption from registration provided by section 4(2) of the Securities Act of 1933 and Regulation D and Rule 506 promulgated thereunder. The offering was made to accredited and a limited number of non-accredited investors pursuant to a private placement memorandum dated November 1, 2002. Purchasers represented to the Company that they were taking their units for investment purposes, without a view to distribution and no advertising or public solicitation was made.

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          Please refer to the disclosure under Item 5 below.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          NONE

Item 5.   Other Information
          -----------------

          On April 5, 2002, the Company entered into the First Amended and Restated Commercial Loan and Security Agreement which required the Company to establish a blocked depository account by August 5, 2002, meet certain financial covenants and pay in full the $1,500,000 revolving line of credit by November 30, 2002.

          The Company did not establish with the bank a blocked depository account within 120 days of the closing (August 5, 2002) and failed to meet the following covenants as of December 31,

          2002: the ratio of funded debt to EBITDA; the ratio of EBIDA to current maturities and interest expense; and the current ratio. In addition, the Company has not paid the Revolving Line of Credit in full, which matured on November 30, 2002. As a result, the Company has been engaged in discussions with the bank to extend the maturity date of the Revolving Line of Credit, amend various loan covenants and other matters. Since the Company is in default of the First Amended and Restated Commercial Loan and Security Agreement and as a remedy of default, the bank may demand repayment or exercise its other rights of foreclosure, the term note payable has been classified as current in the accompanying consolidated condensed balance sheet. As of the date of this Report, the bank has not exercised these rights.

          Since the Company is in default of the amended bank agreements, it has written off previously deferred financing costs and fully accrued the balance of the loan success fees at December 31, 2002. The total principal outstanding under the term note at December 31, 2002 of $1,346,222 has been classified as current. Total borrowings outstanding under the demand note payable at December 31, 2002 totaled $787,889. For a more detailed discussion, see Note E of the Financial Statements.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  EXHIBITS

               99.1    Certification of CEO

               99.2    Certification of CFO

          (b)  REPORTS ON FORM 8-K

               On October 17, 2002 and October 25, 2002, the Company filed reports on Form 8-K and Form 8-K/A, respectively, reporting under Item 4, Changes in Registrant's Certifying Accountants. Both reports were dated October 16, 2002 and reported the merger of the Company's previous accountant, DiSanto Bertoline & Company, P.C. with the Company's current accountant, Carlin, Charron & Rosen LLP.

                               SIGNATURES
                               ----------


Pursuant to the requirements of The Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HOST AMERICA CORPORATION



Date:  February 14, 2003           By:/s/  GEOFFREY W. RAMSEY
                                   -----------------------------------
                                   Geoffrey W. Ramsey, President
                                   and Chief Executive Officer




Date:  February 14, 2003           By:/s/  DAVID J. MURPHY
                                   -----------------------------------
                                   David J. Murphy, Executive Vice
                                   President and Chief Financial Officer

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

/s/ Geoffrey W. Ramsey
-------------------------------
Geoffrey W. Ramsey
Title:  President and Chief Executive Officer
Date:  February 14, 2003

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

/s/ David J. Murphy
-------------------------------
David J. Murphy
Title:  Executive Vice President and Chief Financial Officer
Date:  February 14, 2003