Form 10QSB
period 2003-03-31
HOST AMERICA CORP
filed 2003-05-15
CIK 809012

FORM 10-QSB
                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2003           Commission File Number 0-16196

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

                                        Number of shares outstanding at
            Class                                March 31, 2003
Common Stock, $.001 par value                   2,178,627 shares

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                       MARCH 31, 2003 FORM 10-QSB
                                  INDEX


PART I - FINANCIAL INFORMATION                                       Page

Item 1.   Consolidated Condensed Financial Statements

          Consolidated Condensed Balance Sheets - March 31, 2003
          (Unaudited) and June 30, 2002 (Audited). . . . . . . . . . . .3

          Consolidated Condensed Statements of Income and
          Comprehensive Income - for the three months ended
          March 31, 2003 (Unaudited) and March 29, 2002 (Unaudited). . .4

          Consolidated Condensed Statements of Income (Loss) and
          Comprehensive Income (Loss) - for the nine months ended
          March 31, 2003 (Unaudited) and March 29, 2002 (Unaudited). . .5

          Consolidated Condensed Statements of Cash Flows - for the
          nine months ended March 31, 2003 (Unaudited) and
          March 29, 2002 (Unaudited) . . . . . . . . . . . . . . . . . .6

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

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . 25

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . 25

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 26

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . 27

          Certifications . . . . . . . . . . . . . . . . . . . . . . . 28

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS


                                 ASSETS

                                                    March 31, 2003       June 30, 2002
                                                      (Unaudited)          (Audited)
                                                  -----------------    ------------------
CURRENT ASSETS
  Cash                                               $    595,461         $    648,625
  Accounts receivable, net of allowance for
   doubtful accounts of  $23,000 and $15,000 as of
   March 31, 2003 and June 30, 2002, respectively       2,949,248            3,019,798
  Inventory                                               647,245              617,156
  Prepaid expenses and other                              376,380              313,099
                                                     ------------         ------------
          Total current assets                          4,568,334            4,598,678

PROPERTY AND EQUIPMENT, net                               789,047              859,774

OTHER ASSETS
  Other                                                   163,751               70,928
  Customer lists, net                                     730,293              785,324
  Goodwill                                              5,139,723            5,260,200
                                                     ------------         ------------
                                                        6,033,767            6,116,452
                                                     ------------         ------------
                                                     $ 11,391,148         $ 11,574,904
                                                     ============         ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Demand note payable                                $    424,889         $  1,437,889
  Current portion of long-term debt                     1,388,562            1,596,291
  Interest rate swap                                       46,730               80,277
  Accounts payable                                      1,826,498            1,925,571
  Accrued expenses                                        720,324              761,174
                                                     ------------         ------------
          Total current liabilities                     4,407,003            5,801,202

LONG-TERM LIABILITIES
  Long-term debt, less current portion
   included above                                          90,996               56,796
  Subordinated debt - private placement                 1,062,700                   -
                                                     ------------         ------------
                                                        1,153,696               56,796

COMMITMENTS                                                    -                    -

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 2,000,000 shares
   authorized                                                 700                  700
  Common stock, $.001 par value, 80,000,000 shares
   authorized                                               2,179                2,173
  Additional paid-in capital                           11,325,260           10,879,761
  Deficit                                              (5,450,960)          (5,085,451)
  Accumulated other comprehensive loss                    (46,730)             (80,277)
                                                     ------------         ------------
          Total stockholders' equity                    5,830,449            5,716,906
                                                     ------------         ------------
                                                     $ 11,391,148         $ 11,574,904
                                                     ============         ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                   -3-

                HOST AMERICA CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                        AND COMPREHENSIVE INCOME




                                                         For the three months ended
                                                  ---------------------------------------
                                                    March 31, 2003        March 29, 2002
                                                     (Unaudited)           (Unaudited)
                                                  -----------------     -----------------
NET REVENUES                                         $  5,953,651         $  5,881,868

OPERATING COSTS AND EXPENSES
  Food and paper products                               2,642,305            2,649,245
  Labor and benefits                                    2,295,059            2,445,606
  Contracted services                                     271,050                   -
  Depreciation and amortization                           101,210               94,626
  Other                                                   538,117              571,626
                                                     ------------         ------------
                                                        5,847,741            5,761,103
                                                     ------------         ------------

     Income from operations                               105,910              120,765
                                                     ------------         ------------

OTHER INCOME (EXPENSE)
  Other income                                             11,622                  901
  Interest expense                                       (113,236)             (69,134)
                                                     ------------         ------------
                                                         (101,614)             (68,233)
                                                     ------------         ------------

     Income before provision for income taxes               4,296               52,532

PROVISION FOR INCOME TAXES                                  3,000                3,000
                                                     ------------         ------------

     Net income                                             1,296               49,532

OTHER COMPREHENSIVE INCOME, before tax
  Interest rate swap adjustments:
     Unrealized loss on agreement                          (7,150)              (3,093)
     Reclassification adjustment for losses included
       in net income                                       18,567               26,031
                                                     ------------         ------------

  Other comprehensive income, net of tax                   11,417               22,938
                                                     ------------         ------------

  Comprehensive income                               $     12,713         $     72,470
                                                     ============         ============

Net income per common share                          $        NIL         $       0.03
                                                     ============         ============

WEIGHTED AVERAGE SHARES OUTSTANDING                     2,178,627            1,504,648
                                                     ============         ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                     AND COMPREHENSIVE INCOME (LOSS)

                                                         For the nine months ended
                                                  ---------------------------------------
                                                    March 31, 2003        March 29, 2002
                                                     (Unaudited)           (Unaudited)
                                                  -----------------     -----------------
NET REVENUES                                         $ 18,887,280         $ 18,160,448

OPERATING COSTS AND EXPENSES
  Food and paper products                               8,427,657            8,411,596
  Labor and benefits                                    7,085,039            7,302,864
  Contracted services                                     846,381                   -
  Depreciation and amortization                           324,272              304,313
  Other                                                 1,941,481            1,855,634
  Impairment charge                                       121,000                   -
  Bank and related fees                                   282,094                   -
                                                     ------------         ------------
                                                       19,027,924           17,874,407
                                                     ------------         ------------

     Income (loss) from operations                       (140,644)             286,041
                                                     ------------         ------------

OTHER INCOME (EXPENSE)
  Other income                                             18,557                6,080
  Interest expense                                       (235,422)            (217,290)
                                                     ------------         ------------
                                                         (216,865)            (211,210)
                                                     ------------         ------------

     Income (loss) before provision for income taxes     (357,509)              74,831

PROVISION FOR INCOME TAXES                                  8,000               19,000
                                                     ------------         ------------

     Net income (loss)                                   (365,509)              55,831

OTHER COMPREHENSIVE INCOME, before tax
  Interest rate swap adjustments:
     Unrealized loss on agreement                         (24,321)             (62,502)
     Reclassification adjustment for losses included
       in net income (loss)                                57,868               70,879
                                                     ------------         ------------

     Other comprehensive income, net of tax                33,547                8,377
                                                     ------------         ------------

     Comprehensive income (loss)                     $   (331,962)        $     64,208
                                                     ============         ============

Net income (loss) per common share                   $      (0.17)        $        .04
                                                     ============         ============

WEIGHTED AVERAGE SHARES OUTSTANDING                     2,176,881            1,468,515
                                                     ============         ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                         For the nine months ended
                                                  ---------------------------------------
                                                    March 31, 2003        March 29, 2002
                                                     (Unaudited)           (Unaudited)
                                                  -----------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                  $   (365,509)        $     55,831
  Adjustments to reconcile net income (loss) to net
   cash (used in) provided by operating activities:
     Depreciation and amortization                        324,272              304,313
     Impairment charge                                    121,000                   -
     Original issue discount on private placement
       warrants                                            21,700                   -
     401K expense pursuant to stock issuance               11,505               10,433
     (Gain) loss on sale of property and equipment        (11,411)               2,912
  Changes in operating assets and liabilities            (181,815)             220,753
                                                     ------------         ------------
     Net cash (used in) provided by operating
      activities                                          (80,258)             594,242
                                                     ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property and equipment            164,638               25,338
  Purchases of property and equipment                    (148,628)            (123,212)
  Net cash paid for business acquired                          -              (173,855)
                                                     ------------         ------------
     Net cash provided by (used in) investing
      activities                                           16,010             (271,729)
                                                     ------------         ------------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from subordinated debt                       1,475,000                   -
  Deferred financing costs                               (129,121)                  -
  Principal payments on long-term debt                   (321,795)            (423,318)
  (Payments on) proceeds from demand note payable      (1,013,000)             325,000
                                                     ------------         ------------
     Net cash provided by (used in) financing
      activities                                           11,084              (98,318)
                                                     ------------         ------------

NET (DECREASE) INCREASE IN CASH                           (53,164)             224,195

CASH, beginning of period                                 648,625              360,077
                                                     ------------         ------------

CASH, end of period                                  $    595,461         $    584,272
                                                     ============         ============

Cash paid for business acquired is comprised of:
  Fair value of assets acquired                      $         -          $  2,394,127
  Liabilities assumed                                          -               120,272
                                                     ------------         ------------
  Purchase price, net of cash received                         -             2,273,855
  Common stock issued for business acquired                    -            (2,100,000)
                                                     ------------         ------------
  Net cash paid for business acquired                $         -          $    173,855
                                                     ============         ============

Non-cash Investing and Financing Activities:
  Equipment acquired through assumption of
     notes payable and capital leases                $    148,267         $    106,153

The accompanying notes are an integral part of these consolidated condensed financial statements.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (UNAUDITED)

NOTE A -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BASIS OF PRESENTATION

          The consolidated condensed financial statements for the three and nine months ended March 31, 2003 and March 29, 2002 have been prepared by Host America Corporation and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated condensed financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) and disclosures necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the SEC. These consolidated condensed financial statements should be read in conjunction with the audited financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-KSB for the year ended
          June 30, 2002.

          PRINCIPLES OF CONSOLIDATION

          The consolidated condensed financial statements presented as of March 31, 2003 and March 29, 2002 and for the three and nine months then ended, include the accounts of Host America Corporation ("Host") and its wholly-owned subsidiaries Lindley Food Service Corporation ("Lindley") and SelectForce, Inc. ("SelectForce") (combined "the Company"). All significant intercompany transactions and balances have been eliminated.

          INVENTORY

          Inventory consists primarily of food supplies and is stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

          EARNINGS PER SHARE

          Earnings per share for the three and nine months ended March 31, 2003 and March 29, 2002 have been computed based on the weighted average shares outstanding during the periods.
          Diluted earnings per share was not presented for the three and nine months ended March 31, 2003 and March 29, 2002 as the potentially dilutive warrants, convertible preferred stock and stock purchase options were anti-dilutive. Convertible preferred shares subject to future dilution totaled 700,000, shares under stock purchase options totaled 695,600 and 309,600 and shares under warrants totaled 1,600,412 and 1,182,692 at March 31, 2003 and March 29, 2002, respectively.

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

          RECLASSIFICATIONS

          Certain reclassifications have been made to the 2002 consolidated condensed statements of income (loss) and comprehensive income (loss) to conform to the 2003 presentations. This presentation is consistent with other organizations in the Company's industry. These reclassifications did not change the previously reported net income (loss) or comprehensive income (loss) of the Company.


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

          The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows:

               Cash                                    $    278,684
               Accounts receivable                          182,846
               Other assets                                 413,914
               Property and equipment                        10,662
               Customer list                                193,000
               Goodwill                                   1,302,485
                                                       ------------
               Total assets purchased                     2,381,591
               Less: accrued liabilities assumed            103,511
                                                       ------------
               Total purchase price                    $  2,278,080
                                                       ============

          The following information reflects the pro forma results of operations of the Company for the three and nine months ended March 29, 2002 assuming that the Contra-Pak and SelectForce acquisitions had occurred at the beginning of the respective periods:

                                                  Three Months Ended  Nine Months Ended
                                                    March 29, 2002      March 29, 2002
                                                    --------------      --------------

          Net revenue                                 $6,333,242         $19,645,680
          Income from continuing operations              152,706             374,789
          Net income                                      73,196             113,302
          Income per share                                   .03                0.05

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)

NOTE C -  GOODWILL

          The changes in the carrying amount of goodwill for the nine months ended March 31, 2003 are as follows:

               Balance as of June 30, 2002             $5,260,200
               Goodwill acquired during the period            523
               Impairment loss                           (121,000)
                                                       ----------
               Balance as of March 31, 2003            $5,139,723
                                                       ==========

          The Company's acquisitions were tested for impairment utilizing methodologies employed by management in determining the purchase price of each entity at acquisition. In December 2002, the Company closed the Contra Pak operation in Texas.
          Accordingly, the Contra Pak goodwill has been written down by $121,000.


NOTE D -  CUSTOMER LISTS

          A summary of the carrying amount of the customer lists as of March 31, 2003 and June 30, 2002 is as follows:

                                                      March 31,         June 30,
                                                        2003              2002
                                                        ----              ----
          Customer lists                            $    880,000      $    880,000
          Less: accumulated amortization                 149,707            94,676
                                                    ------------      ------------
                                                    $    730,293      $    785,324
                                                    ============      ============

          Amortization of the customer lists for the nine-month periods ended March 31, 2003 and March 29, 2002 totaled $55,031 and $35,495, respectively.

          Future amortization expense for each of the fiscal years succeeding March 31, 2003 is as follows:

               2003                          $    73,371
               2004                               73,371
               2005                               73,371
               2006                               73,371
               2007                               73,371
               2008 and thereafter               363,438
                                             -----------
                                             $   730,293
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

          On February 28, 2003, the Company entered into a Modification Agreement with the bank, which provided the following:

               1. The expiration date on the Revolving Line of Credit was changed to April 30, 2003.
               2. Any and all provisions for advances of proceeds of the Revolving Line of Credit were deleted in their entirety, so that any obligation of the bank to re-advance proceeds of the Revolving Line of Credit was terminated.
               3.   The Loan Success Fee was reduced to $125,000.
               4. Requires the completion of a daily borrowing base certificate.
               5. Released the bank from any and all claims and causes of action of any kind.
               6. Requires the Company, as consideration for the bank to provide a partial release of its security interest, to pay the bank fifty (50%) of the gross proceeds from the sale of its vending equipment to permanently reduce the principal balance of the Revolving Line of Credit.
               7.   Requires quarterly covenant measurements as follows:
                    a. Current ratio equal to or greater than 1:1 at all times.
                    b. Debt to net worth shall be equal to or less than 1.50:1
                    c.   Funded debt to EBITDA ratio of not greater than
                         3.50 to 1.00 for each of the fiscal quarters ending September 30, 2002, December 31, 2002 and March 31, 2003.
                    d. Debt service to EBIDA ratio shall be equal to or greater than 1:1 commencing with the fiscal quarter ending December 31, 2002 and at all times thereafter.

          In accordance with the terms of the Modification Agreement, the Company paid the reduced success fee of $125,000 to the bank on March 4, 2003. The Company also met all of the revised covenant ratio requirements for the quarters ended March 31, 2003, December 31, 2002 and September 30, 2002.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)


NOTE E -  DEMAND NOTES PAYABLE AND LONG TERM DEBT (Continued)

          The Company has not paid the Revolving Line of Credit in full, which matured on April 30, 2003. As a result, the Company has been engaged in discussions with the bank to extend the maturity date of the Revolving Line of Credit and other matters. Since the Company is in default of the Modification Agreement, the bank may demand repayment or exercise its other rights of foreclosure. As of the date of this Report, the bank has not exercised these rights.

          In addition, the Company has written off previously deferred financing costs and paid the reduced loan success fee as of March 31, 2003. The total principal outstanding under the term note at March 31, 2003 is $1,268,556 and matures on November 30, 2003. Total borrowings outstanding under the demand note payable at March 31, 2003 totaled $424,889.


NOTE F -  INTEREST RATE SWAP

          The Company entered into an interest rate swap agreement effectively replacing variable interest payments (LIBOR + 2.5%) with fixed interest payments (9.77%) in order to hedge against the changes in the amount of future cash flows associated with payments on variable rate debt. As of March 31, 2003, the Company was paying a fixed rate of 7.27% and receiving 1.34% on a notional amount of $1,268,556. The differential paid on the interest rate swap agreement is recognized currently as an adjustment to interest expense and totaled $18,567 and $57,868 for the three and nine months ended March 31, 2003. The interest rate swap, totaling $46,730 at March 31, 2003, is reflected at fair value in the Company's consolidated condensed balance sheet and the related loss on this contract is deferred in shareholders' equity (as a component of accumulated other comprehensive loss). This deferred loss is then amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. The effect of this accounting on the Company's operating results is that the interest expense on the portion of variable-rate debt being hedged is generally recorded based on a fixed interest rate (9.77%). In connection with the First Amended and Restated Commercial Loan and Security Agreement, the Company incurred a swap breakage fee of $29,872, which was paid on April 5, 2002.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)


NOTE G -  SUBORDINATED DEBT - PRIVATE PLACEMENT

          On November 1, 2002, the Company commenced a private placement offering of $1,500,000 or sixty units at $25,000 per unit.
          Each unit consisted of one 12% unsecured promissory note in the amount of $25,000 due January 31, 2008 and 7,080 warrants to purchase Host's common stock at an exercise price of $2.00, exercisable from December 31, 2003 until January 31, 2008. Interest began to accrue on January 1, 2003 and is payable semi-annually on June 30 and December 31. The warrants are not registered or publicly traded. However, Host will undertake to file an S-3 registration statement to register the shares of common stock underlying the warrants sometime after December 31, 2003. The units were offered and sold on a "best efforts" basis on behalf of Host by licensed NASD broker-dealers ("Selling Agents"). Host paid the Selling Agents a commission of 10% of the gross proceeds from the units sold by them. Officers and directors of Host also offered and sold units and no commissions or other remuneration were paid to these individuals. These notes are subordinate to the Company's borrowings under its term loan and revolving line of credit.

          The Company sold a total of 59 units and received $1,475,000 from the offering, which expired on February 28, 2003. The Company applied $965,000 of the proceeds against its Revolving Line of Credit obligation and paid $122,500 in Selling Agent's commissions as of March 31, 2003. Of the $1,475,000 received in the offering, $434,000 has been assigned to the warrants based on the fair value. The fair value of these warrants has been recorded as original issue discount, resulting in a reduction in the carrying value of the debt. The original issue discount will be amortized into interest expense over the period of the debt.


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

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)


NOTE I -  STOCK OPTIONS

          The Company applies the disclosure only provisions of Financial Accounting Standards Board Statement ("SFAS") No. 123, "Accounting for Stock-based Compensation" ("SFAS 123") and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148") for employee stock option awards. Had compensation cost for the Company's stock option plan been determined in accordance with the fair value-based method prescribed under SFAS 123, the Company's net loss and net loss per common share would have approximated the pro forma amounts indicated below:


                                           For the nine months ended
                                           -------------------------
                                            3/31/03         3/29/02
                                            -------         -------
          Net income (loss), as reported  $(365,509)      $   55,831
          Deduct:  Total stock-based
          employee compensation expense
          determined under fair value
          based method for all awards,
          net of related tax effects       (187,240)        (141,213)
                                          ---------        ---------
          Pro forma net loss              $(552,749)       $ (85,382)
                                          =========        =========
          Net income (loss) per common
          share, as reported                   (.17)             .04
          Pro forma net loss per
          common share                         (.25)            (.06)

          The fair value of stock options used to compute pro forma net income (loss) and net income (loss) per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for 2003 and 2002; expected volatility of 62% for 2003 and 86% for 2002; average risk-free interest rate of 3.65% for 2003 and 4.8% for 2002; and an expected option holding period of 10 years for 2003 and 2002.

NOTE J -  OTHER INCOME (EXPENSE)

          The significant components of other income (expense) are as follows:

                                 For the three months ended    For the nine months ended
                                 --------------------------    -------------------------
                                   3/31/03        3/29/02        3/31/03        3/29/02
                                   -------        -------        -------        -------
          Gain(Loss)on
          disposal of assets    $   10,668     $   (1,072)    $   11,411     $   (2,912)
          Interest income               -             855             -             855
          Other income                 954          1,118          7,146          8,137
                                ----------     ----------     ----------     ----------
          Total other income        11,622            901         18,557          6,080
          Interest expense        (113,236)       (69,134)      (235,422)      (217,290)
                                ----------     ----------     ----------     ----------
                                $ (101,614)    $  (68,233)    $ (216,865)    $ (211,210)
                                ==========     ==========     ==========     ==========

                HOST AMERICA CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Continued)
                               (UNAUDITED)

NOTE K -  INDUSTRY SEGMENT INFORMATION

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

     Business segment financial information as of and for the nine months ended March 31, 2003 is as follows:



                                        Lindley
                           Host          Food
                          America       Service
                        Corporation   Corporation  SelectForce      Total     Eliminations  Consolidated
                        -----------   -----------  -----------      -----     ------------  ------------
Sales to unaffiliated
    Customers           $ 8,744,675   $ 8,847,398   $ 1,301,338   $18,893,411   $    (6,131) $18,887,280
Segment (loss) profit      (347,542)     (109,206)       91,239      (365,509)        -         (365,509)
Depreciation and
    Amortization            168,034       131,778        24,460       324,272         -          324,272
Provision for income
    Taxes                     5,000         -             3,000         8,000         -            8,000
Segment assets            1,602,210     7,897,773     1,891,165    11,391,148         -       11,391,148

          Business segment financial information as of and for the nine months ended March 29, 2002 is as follows:


                           Host      Lindley Food
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

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                            PLAN OF OPERATION


CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This Form 10-QSB for the quarter ended March 31, 2003 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operations, market conditions in the food service industry, our ability to make and integrate acquisitions and the impact of government regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

     Our ability to refinance our debt obligation,

     Our ability to retain and renew customer contracts,

     Our need to finance clients' equipment and initial start-up costs,

     Our dependence on building owners' ability to retain clients,

     Our fluctuation in food costs,

     Severe labor shortages,

     Uncertainties in the competitive bidding process,

     Our dependence on key personnel, and

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

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                      PLAN OF OPERATION (Continued)

OVERVIEW

Host America Corporation (referred to in this report as "Host," the "Company," "we," "us" and "our") consists of three principal operating divisions: Host Business Dining, Lindley Food Service and SelectForce. Lindley Food Service and SelectForce conduct their operations through entities which are wholly-owned subsidiaries of Host. Host Business Dining is a contract food management organization that specializes in providing full service corporate dining, and such ancillary services as special event catering and office coffee products to business and industry accounts located in Connecticut, Massachusetts, New Hampshire, New York, New Jersey and Rhode Island. Our Lindley Food Service subsidiary provides fresh, unitized meals for governmental programs, such as senior nutrition programs, Head Start programs, school breakfast and summer school programs, primarily under fixed-price contracts in Connecticut, Florida, Indiana, Massachusetts, Rhode Island and Texas.
Our SelectForce subsidiary is a regional employment and drug screening company offering criminal histories, motor vehicle reports, workers' compensation records, verification of education and social security numbers, credit reports and previous employment verification.
SelectForce is able to provide its services to clients throughout the United States and currently has clients in Arkansas, Connecticut, Kansas, Missouri, Oklahoma and Texas.

LINDLEY FOOD SERVICE

During the quarter ended March 31, 2003, Lindley was awarded several new contracts. In January, 2003, Lindley began a five year contract with Meals on Wheels of Rhode Island. In this program, Lindley will provide meals on wheels and congregate feeding for the elderly. On January 17, 2003, Lindley began an elderly nutrition program for Meals on Wheels, Etc., an agency in central Florida. Furthermore, on March 17, 2003, Lindley commenced a one-year contract with Suburban Boston Consortium in Everett, Massachusetts to provide meals on wheels and congregate feeding. Finally, on March 26, 2003, Lindley entered into a contract with Easter Seals of Winter Park, Florida. Lindley will prepare and deliver hot and cold lunches for this elderly nutrition program.

In December 2002, in its ongoing efforts to reduce costs and improve efficiency, Lindley decided to close its shelf stable meals operation at its Dallas, Texas location. Management continues to promote its shelf stable meals business and is currently filling orders out of its existing facility in New Haven, Connecticut.

In mid-March 2003, after an unsuccessful attempt to negotiate a rate increase, Lindley terminated its contract with Indiana University - Area 9 in Muncie, Indiana. In addition, Lindley lost the bid to renew its contract with Community Action Agency and ceased operating this program on May 2, 2003. Management does not believe that the loss of these two contracts will have a material adverse effect on operations.

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

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                      PLAN OF OPERATION (Continued)

SELECTFORCE

SelectForce has secured several drug and employment screening accounts during the third quarter of fiscal 2003 and is aggressively growing its business through client referrals, mail and telephone solicitation and trade shows. SelectForce constantly strives to offer new products such as drug and alcohol testing, which will allow it to expand into markets that require these services. Management plans to attend trade shows throughout the year and strongly believes that this is an effective marketing method for future business growth.

HOST BUSINESS DINING

Host was recently awarded the contracts to operate two gift shops for Pitney Bowes and began operations at these two locations in late February 2003. In January 2003, Host entered into a contract to provide business dining and catering services for Hutchinson Metro Center and is expected to begin operations in June of 2003. Host has also recently implemented several new marketing programs at its facilities to maximize sales growth. It has also identified several new business dining prospects and has proposals in place with these prospective customers.

In an effort to reduce costs and increase profitability, Host began to outsource its vending operation during the quarter ended March 31, 2003. Host sold its vending equipment and inventory and eliminated its vending staff. Host entered into agreements with the companies that purchased its equipment and will receive monthly commissions on the vending sales generated at the various unit locations.

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

In connection with Host's acquisition of Lindley, it obtained a $2,500,000 term note payable, maturing on November 30, 2003, and a $1,500,000 (as amended) revolving line of credit (also referred to as "demand note payable" in the financial statements), maturing on November 30, 2002, with Webster Bank. The term note and revolving line of credit are collateralized by substantially all of the assets of Host. At March 31, 2003, Host owed $1,268,556 on the term note and had borrowings outstanding on the revolving line of credit of $424,889. The term note and the revolving line of credit are subject to certain financial covenants, noncompliance with which would be considered an event of default and provide Webster Bank with the right to demand repayment prior to the maturity dates.

Pursuant to the First Amended and Restated Commercial Loan and Security Agreement dated April 5, 2002, which was subsequently amended by the February 28, 2003 Modification Agreement, Webster Bank agreed to modify certain financial covenants, reduced the Loan Success Fee (the "Success Fee") to $125,000 and extended the maturity date on the revolving line of credit to April 30, 2003. Host paid the Success Fee in full on March 4, 2003 and was in compliance with the revised financial covenant ratios at March 31, 2003; however, Host has not paid in full under the terms of the line of credit as agreed to in the Modification Agreement. As of the date of this report, Webster Bank has not exercised its remedies under this Modification Agreement and has verbally indicated to Host that it may enter into a second modification agreement with them.

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

Host's independent auditors have issued a "going concern" opinion with respect to the audited financial statements as of and for the year ended June 30, 2002

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2003 ("2003 PERIOD") VS. THREE MONTHS ENDED MARCH 29, 2002 ("2002 PERIOD")

Net revenues for the three months ended March 31, 2003 were $5,953,651 as compared to $5,881,868 for the three months ended March 29, 2002. Accordingly, revenues increased $71,783 or approximately 1.2%. The increase in revenues was partly attributable to the acquisition of SelectForce, which generated sales of $422,998 and the continued growth of Lindley, which had a revenue increase of $463,489, primarily due to the opening of operations in Florida, Massachusetts and Rhode Island during the 2003 period. Host's business dining revenues decreased $814,704 due to the closing of several business dining units and client cutbacks in catering and population. The Company expects to increase its revenues for the balance of fiscal 2003 and beyond through the addition of more corporate dining accounts, aggressive marketing of its elderly feeding and employment screening services and the promotion of its shelf stable meal business.

Total operating costs and expenses were $5,847,741 for the 2003 period as compared to $5,761,103 for the 2002 period, an increase of $86,638 or approximately 1.5%. Food, paper, labor and related benefits, and contract services increased by $113,563 in the 2003 period. A large portion of this increase is due to the acquisition of SelectForce, which had labor, related benefits and contracted services of $342,053 in 2003. The business dining operation had a decrease in food, labor and related benefits of $662,163, which was due to cost cutting and the decrease in business dining revenues. The balance of the increase in food, labor and related benefits of $433,673 was due to the growth in the Lindley operation. Contracted services totaling $271,050 represent costs incurred with SelectForce's data screening providers.

Other expenses consist primarily of legal and accounting fees, liability insurance, equipment and facility rental, repairs, maintenance, utilities, commissions and various other costs. Other expenses were $538,117 in the 2003 period as compared to $571,626 during 2002, a decrease of $33,509 or approximately 5.9%.

Host generated a net profit of $1,296, after provision for income taxes of $3,000 for the three months ended March 31, 2003, as compared to net income of $49,532 for the three months ended March 29, 2002. There was a $3,000 provision for income taxes in the 2002 period. The Company expects to continue to increase its revenues and profitability through the addition of more corporate dining and senior nutrition programs, the anticipated growth of its employment and drug screening business and identifying areas where it can improve cost efficiencies.

Interest expense increased by $44,102 for the three months ended March 31, 2003 when compared to the 2002 period. The increase in interest expense is a result of the accrual of $43,500 for the private placement subordinated debt and the accretion of $21,700 of original issue discount on the warrants attached to the debt. These charges were partially offset by lower interest costs on the bank debt due to the principal reductions of both the demand and term notes.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                      PLAN OF OPERATION (Continued)

RESULTS OF OPERATIONS
NINE MONTHS ENDED MARCH 31, 2003 ("2003 PERIOD") VS. NINE MONTHS ENDED MARCH 29, 2002 ("2002 PERIOD")

Net revenues for the nine months ended March 31, 2003 were $18,887,280 as compared to $18,160,448 for the nine months ended March 29, 2002. Accordingly, revenues increased $726,832 or approximately 4%. The increase in revenues was partly a result of the acquisition of SelectForce, which generated sales of $1,295,588 and the continued growth of Lindley, which had revenue increases of $1,428,071. Host's business dining revenues decreased $1,996,827 primarily due to the closing of the Laurel View Country Club in 2002, several business dining units in 2003 and client cutbacks in catering and population. The Company expects to increase its revenues for the balance of fiscal 2003 and beyond through the addition of more corporate dining accounts, aggressive marketing of its elderly feeding and employment screening services and the promotion of its shelf stable meal business.

Total operating costs and expenses were $19,027,924 for the 2003 period as compared to $17,874,407 for the 2002 period, an increase of $1,153,517 or approximately 6.5%. This increase is primarily attributable to the SelectForce acquisition, the impairment charge of $121,000 and the bank and related fees of $282,094 incurred for the 2003 period. The impairment charge is for a write down of the Contra-Pak goodwill (Note C) and the bank and related fees expense includes the balance of the loan success fee, the write-off of the previously deferred finance charges and professional and consulting fees.

Food, paper, labor and related benefits, and contract services increased by $644,617 in the 2003 period. A large portion of this increase is due to the acquisition of SelectForce, which had labor, related benefits and contracted services of $1,069,505 in 2003. The business dining operation had a reduction in food, labor, and related benefits of $1,743,170, which was due to the decrease in business dining revenues. The balance of the increase in food, labor and related benefits of $1,318,282 was due to the growth in the Lindley operation. Contracted services totaling $846,381 represent costs incurred with SelectForce's data screening providers.

Other expenses consist primarily of legal and accounting fees, liability insurance, equipment and facility rental, repairs, maintenance, utilities, commissions and various other costs. Other expenses were $1,941,481 in the 2003 period as compared to $1,855,634 in 2002, an increase of $85,847 or approximately 5%. The increase in 2003 is primarily due to the acquisition of SelectForce.

Host incurred a net loss of $365,509, after provision for income taxes of $8,000 for the nine months ended March 31, 2003, as compared to net income of $55,831 for the nine months ended March 29, 2002. There was a $19,000 provision for income taxes in the 2002 period. The net loss for the nine months ended March 31, 2003 was directly attributable to the impairment charge and the bank and related fees expense. The Company expects to continue to increase its revenues and profitability through the addition of more corporate dining and senior nutrition programs, the anticipated growth of its employment and drug screening business and identifying areas where it can improve cost efficiencies.

Interest expense increased by $18,132 for the nine months ended March 31, 2003 when compared to the 2002 period. The increase in interest expense is a result of the accrual of $43,500 for the private placement subordinated debt and the accretion of $21,700 of original issue discount on the warrants attached to the debt. These charges were partially offset by lower interest costs on the bank debt due to the principal reductions of both the demand and term notes.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                      PLAN OF OPERATION (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Host has principally financed its operations through its public offering, operating revenues and loans. Host's liquidity as evidenced by its current ratio has increased. The current ratio at March 31, 2003 and June 30, 2002 was 1.04:1 and .79:1, respectively. This increase is primarily due to the proceeds of $1,475,000 from the private placement subordinated debt as of March 31, 2003. The Company applied $965,000 of these proceeds on its revolving line of credit as of March 31, 2003.
Host also paid an additional $48,000 on the revolving line of credit with some of the proceeds from the sale of various vending equipment and inventory.

Net cash flows for the nine-month period ended March 31, 2003 resulted in a decrease in cash of $53,164, which was primarily attributable to the reduction of accounts payable, accrued expenses and bank debt, net of private placement and equipment proceeds. Operating activities resulted in a net cash outflow of $80,258. This was primarily the result of the net loss and a decrease in operating assets and liabilities, which was partially offset by depreciation, amortization, the goodwill impairment charge and other non-cash operating activities. Net cash provided by investing activities was $16,010 as a result of equipment purchases of $148,628 net of proceeds from the sale of property and equipment of $164,638. Host's financing activities resulted in a net cash inflow of $11,084 primarily as a result of the private placement proceeds, net of principal payments on long-term debt and the revolving line of credit. Cash flows from operations are believed to be sufficient to meet operating and other requirements for the remainder of this fiscal year. Future operating revenues will finance long-term liquidity.

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

On February 28, 2003, the Company entered into a Modification Agreement with the bank, which provided the following:

     1. The expiration date on the revolving line of credit was changed to April 30, 2003.
     2. Any and all provisions for advances of proceeds of the revolving line of credit were deleted in their entirety, so that any obligation of the bank to re-advance proceeds of the revolving line of credit was terminated.
     3.   The loan success fee was reduced to $125,000.
     4.   Requires the completion of a daily borrowing base certificate.
     5. Released the bank from any and all claims and causes of action of any kind.
     6. Requires the Company, as consideration for the bank to provide a partial release of its security interest, to pay the bank fifty (50%) of the gross proceeds from the sale of its vending equipment to permanently reduce the principal balance of the revolving line of credit.
     7.   Requires quarterly covenant measurements as follows:

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                      PLAN OF OPERATION (Continued)


          a.   Current ratio equal to or greater than 1:1 at all times.
          b.   Debt to net worth shall be equal to or less than 1.50:1
          c.   Funded debt to EBITDA ratio of not greater than 3.50 to
               1.00 for each of the fiscal quarters ending September 30, 2002, December 31, 2002 and March 31, 2003.
          d. Debt service to EBIDA ratio shall be equal to or greater than 1:1 commencing with the first quarter ending December 31, 2002 and at all times thereafter.

In accordance with the terms of the Modification Agreement, the Company paid the reduced success fee of $125,000 to the bank on March 4, 2003. The Company also met all of the revised covenant ratio requirements for the quarters ended March 31, 2003, December 31, 2002 and September 30, 2002.

The Company has not paid the revolving line of credit in full, which matured on April 30, 2003. As a result, the Company has been engaged in discussions with the bank to extend the maturity date of the revolving line of credit and other matters. Since the Company's failure to pay constitutes a default under the Modification Agreement, the bank may demand repayment or exercise its other rights of foreclosure. As of the date of this report, the bank has not exercised these rights. The Company is currently in negotiations with the bank and intends to refinance with a new lending institution. While the Company believes it will be able to obtain new financing, no assurances can be made.

In addition, the Company has written off previously deferred financing costs and paid the reduced loan success fees as of March 31, 2003. The total principal outstanding under the term note at March 31, 2003 is $1,268,556 and matures on November 30, 2003. Total borrowings outstanding under the revolving line of credit at March 31, 2003 totaled $424,889.

Host entered into an interest rate swap agreement effectively replacing variable interest payments (LIBOR + 2.5%) with fixed interest payments (9.77%) in order to hedge against the changes in the amount of future cash flows associated with payments on variable rate debt. As of March 31, 2003, Host was paying a fixed rate of 7.27% and receiving 1.34% on a notional amount of $1,268,556. The differential paid on the interest rate swap agreement is recognized currently as an adjustment to interest expense and totaled $18,567 and $57,868 for the three and nine months ended March 31, 2003. The interest rate swap, totaling $46,730 at March 31, 2003, is reflected at fair value in Host's consolidated condensed balance sheet and the related loss on this contract is deferred in shareholders' equity (as a component of accumulated other comprehensive loss). This deferred loss is then amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. The effect of this accounting on Host's operating results is that the interest expense on the portion of variable-rate debt being hedged is generally recorded based on a fixed interest rate (9.77%). In connection with the First Amended and Restated Commercial Loan and Security Agreement, Host incurred a swap breakage fee of $29,872, which was paid on April 5, 2002.

                HOST AMERICA CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                      PLAN OF OPERATION (Continued)


On November 1, 2002, the Company commenced a private placement offering of $1,500,000 or sixty units at $25,000 per unit. Each unit consisted of one 12% unsecured promissory note in the amount of $25,000 due January 31, 2008 and 7,080 warrants to purchase Host's common stock at an exercise price of $2.00, exercisable from December 31, 2003 until January 31, 2008. Interest began to accrue on January 1, 2003 and is payable semi-annually on June 30 and December 31. The warrants are not registered or publicly traded. However, Host will undertake to file an S-3 registration statement to register the shares of common stock underlying the warrants sometime after December 31, 2003. The units were offered and sold on a "best efforts" basis on behalf of Host by licensed NASD broker-dealers ("Selling Agents"). Host paid the Selling Agents a commission of 10% of the gross proceeds from the units sold by them. Officers and directors of Host also offered and sold units and no commissions or other remuneration was paid to these individuals. Net proceeds from the offering will be used to meet debt obligations and for operating expenses. These notes are subordinate to the Company's borrowings under its term loan and revolving line of credit.

The Company sold a total of 59 units and received $1,475,000 from the offering, which expired on February 28, 2003. The Company applied $965,000 of these proceeds against its revolving line of credit obligation and paid $122,500 in Selling Agent's commissions as of March 31, 2003. Of the $1,475,000 received in the offering, $434,000 has been assigned to the warrants based on the fair value. The fair value of these warrants has been recorded as original issue discount, resulting in a reduction in the carrying value of the debt. The original issue discount will be amortized into interest expense over the period of the debt.

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

                       PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------

          NONE

Item 2.   Changes in Securities
          ---------------------

          On November 1, 2002, the Company commenced a private placement offering of $1,500,000 or sixty units at $25,000 per unit.
          Each unit consisted of one 12% unsecured promissory note in the amount of $25,000 due January 31, 2008 and 7,080 warrants to purchase Host's common stock at an exercise price of $2.00, exercisable from December 31, 2003 until January 31, 2008. Interest began to accrue on January 1, 2003 and is payable semi-annually on June 30 and December 31. The warrants are not registered or publicly traded. However, Host will undertake to file an S-3 registration statement to register the shares of common stock underlying the warrants sometime after December 31, 2003. The units were offered and sold on a "best efforts" basis on behalf of Host by licensed NASD broker-dealers ("Selling Agents"). Host paid the Selling Agents a commission of 10% of the gross proceeds from the units sold by them. Officers and directors of Host also offered and sold units and no commissions or other remuneration were paid to these individuals. Net proceeds from the offering will be used to meet debt obligations and for operating expenses. These notes are subordinate to the Company's borrowings under its term loan and revolving line of credit.

          The Company sold a total of 59 units and received $1,475,000 from the offering, which expired on February 28, 2003. The Company applied $965,000 of these proceeds against its revolving line of credit obligation and paid $122,500 in Selling Agent's commissions as of March 31, 2003. The private offering was conducted in reliance upon the exemption from registration provided by section 4(2) of the Securities Act of 1933 and Regulation D and Rule 506 promulgated thereunder.
          The offering was made to accredited and a limited number of non-accredited investors pursuant to a private placement memorandum dated November 1, 2002. Purchasers represented to the Company that they were taking their units for investment purposes, without a view to distribution and no advertising or public solicitation was made.

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          Please refer to the disclosure under Item 5 below.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          NONE

Item 5.   Other Information
          -----------------

          As described elsewhere, on April 5, 2002, the Company entered into the First Amended and Restated Commercial Loan and Security Agreement with Webster Bank that included a revolving line of credit that matured November 30, 2002 and a term note that matures November 30, 2003. The Company was unable to satisfy its obligations with respect to the November 30, 2002 maturity date of the line of credit and, on February 28, 2003, the Company and Webster Bank signed a Modification Agreement making certain modifications and changes to the terms and conditions of each of the loans described above, including revising the maturity date of the line of credit to April 30, 2003. As of April 30, 2003, the Company had not paid in full under the terms of the line of credit as agreed to in the Modification Agreement. At this time, Webster Bank has not taken any action against the assets of the Company pledged as collateral for the indebtedness and has verbally indicated to the Company that it may enter into a second modification agreement. In the meantime, the Company continues to negotiate with other financial institutions to replace Webster Bank.

          The total principal outstanding under the term note at March 31, 2003 is $1,268,556 and matures on November 30, 2003. Total borrowings outstanding under the revolving line of credit at March 31, 2003 totaled $424,889. For a more detailed discussion, see Note E of the Financial Statements.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  Exhibits:

          10.47 Emergency Food Preparation agreement between Host America Corporation/Lindley Food Service Corporation and Suburban Boston Consortium of Elder Nutrition Programs

          99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K:

          NONE

                               SIGNATURES
                               ----------


Pursuant to the requirements of The Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HOST AMERICA CORPORATION



Date:  May 15, 2003                By:/s/  GEOFFREY W. RAMSEY
                                      ----------------------------------
                                      Geoffrey W. Ramsey, President
                                      and Chief Executive Officer




Date:  May 15, 2003                By:/s/  DAVID J. MURPHY
                                      ----------------------------------
                                      David J. Murphy, Executive Vice
                                      President and Chief Financial
                                      Officer

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

/s/ Geoffrey W. Ramsey
------------------------------
Geoffrey W. Ramsey
Title:  President and Chief Executive Officer
Date:  May 15, 2003

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

/s/ David J. Murphy
------------------------------
David J. Murphy
Title:  Executive Vice President and Chief Financial Officer
Date:  May 15, 2003