Form 10KSB
period 2003-06-30
HOST AMERICA CORP
filed 2003-09-29
CIK 809012

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2003

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-16196

HOST AMERICA CORPORATION
(Exact Name of Registrant as specified in its Charter)

Colorado (State or other jurisdiction of incorporation or organization)	06-1168423 (IRS Employer Identification No.)

Two Broadway Hamden, Connecticut (Address of Principal Executive Offices)	06518 (Zip Code)

Registrant’s Telephone Number, including area code:   (203) 248-4100

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

Yes  X        No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ X ]

At September 22, 2003, 2,936,094shares of common stock, $.001 par value, were outstanding.  The aggregate market value of the common stock held by non-affiliates of the Registrant on that date was approximately $7,832,876.  Shares of common stock held by officers, directors and each person who owns more than 5% of the outstanding common stock have been excluded in that such persons may be deemed affiliates.

Documents Incorporated by Reference:

None.

Page 1 of 85 pages                                                                                                                       Exhibits are indexed on page 48.

PART I

Item 1.            DESCRIPTION OF BUSINESS

       Except for historical information, the following description of our business may contain forward-looking statements which involve risks and uncertainties.  Our actual results could differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those set forth under the heading, “Risk Factors.”

Overview

       Host America Corporation (referred to in this report as “Host,” the “Company,” “we,” “us” and “our”) consists of three principal operating divisions:  Host Business Dining, Lindley Food Service and SelectForce.   Lindley Food Service and SelectForce conduct their operations through entities which are wholly-owned subsidiaries of Host.  Host Business Diningis a contract food management organization that specializes in providing full service corporate dining, and such ancillary services as special event catering, and vending and office coffee products to business and industry accounts located in Connecticut, New York, New Hampshire, New Jersey, Massachusetts and Rhode Island.  Our Lindley Food Service subsidiary provides fresh, unitized meals for governmental programs, such as senior nutrition programs, Head Start programs, school breakfast and summer school programs, primarily under fixed-price contracts in Connecticut, Florida, Indiana, Massachusetts, Rhode Island and Texas.  Our SelectForce subsidiary is a regional employment and drug screening company offering criminal histories, motor vehicle reports, workers compensation records, verification of education and social security numbers, credit reports and previous employment verification.  SelectForce is able to provide its services to clients throughout the United States and currently has clients in Connecticut, Colorado, Oklahoma, Texas, Missouri, New Mexico, Kansas and Arkansas.

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

       On July 21, 1998, we completed a public offering of 1,000,000 shares of our common stock and 1,150,000 common stock purchase warrants.  We received net proceeds of $3,782,917 from the sale. We utilized the proceeds of the offering for sales and marketing, product development, acquisitions and working capital.

       On April 30, 1999, we filed Articles of Merger with the State of Colorado merging Host Delaware into Host Colorado and Host Delaware ceased to exist as of that date.  We changed our corporate domicile to reduce the amount of franchise tax required in the State of Delaware.

       On July 31, 2000, we purchased all of the issued and outstanding shares of Lindley Food Service Corporation of Bridgeport, Connecticut, resulting in a total purchase price, including acquisition costs, of approximately $6,116,000.  Host paid approximately $3.7 million in cash and issued 198,122 shares of its “restricted” common stock.  The acquisition was partially financed by a $2,500,000 five-year term loan.  Lindley is engaged in the preparation and sale of fresh and frozen unitized meals for senior food programs, school lunches, and various governmental programs, under fixed-price contracts.  Unitized meals allow our clients to contain costs and ensure high quality nutritional standards.  Lindley is the single largest provider of fresh, unitized meals in Connecticut.  Mr. Mark Cerreta and Mr. Gilbert Rossomando, senior management of Lindley, became part of our management team pursuant to four-year employment agreements.  Mr. Gilbert Rossomando was appointed to our board of directors in July 2000.

       On March 28, 2002, we acquired all of the outstanding shares of SelectForce, Inc. pursuant to a merger agreement dated October 26, 2001, as modified by an amendment agreement dated December 19, 2001.  In consideration for the acquisition of SelectForce, we issued a total of 700,000 shares of Host “restricted” common stock to the SelectForce shareholders.  This transaction was approved by our shareholders at our annual meeting which was held on March 28, 2002, and SelectForce now operates as a wholly-owned subsidiary of Host.  We believe that we will be able to expand SelectForce’s customer base by offering the services to Host’s food service clients and marketing the services to potential clients as an additional service offering.  In connection with our acquisition of SelectForce, we entered into a non-competition and employment agreement with SelectForce’s president, Tammi Didlot.  Pursuant to that agreement, Ms. Didlot will be employed for a term of four years as the President of our SelectForce subsidiary, and she will not compete with our business for one year from the termination of her employment agreement, whichever is longer.  Ms. Didlot has also been elected to our board of directors.

Recent Developments

       On July 21, 2003, 700,000 shares of the Host’s Series A preferred stock was converted into 700,000 shares of common stock in accordance with the preferred stock’s provision to automatically convert into common stock five years from its issuance date of July 21, 1998.

       On July 31, 2003, Host entered into a Modification and Reaffirmation Agreement (see Notes 8 and 19) with its bank that modified the First Amended and Restated Commercial Loan and Security Agreement dated April 5, 2002.  Pursuant to the Modification Agreement, the bank agreed to extend the maturity date of Host’s revolving line of credit and term note to July 1, 2004.  In addition, the bank agreed to restore Host’s ability to draw standby letters of credit, in an aggregate amount not to exceed $143,550, as collateral on performance bonds for certain senior feeding programs.  Host will pay the bank a fee of two percent per annum of the face amount of each letter of credit issued by the bank.  The Modification Agreement also modified the interest rate on the term note from 9.77% to a variable rate of prime plus 1.5%.

       On August 1, 2003, Host opened three new corporate dining locations.  One was for Stolt-Nielson Transportation Group in Houston, Texas.  The opening of this facility provides Host with an opportunity to pursue additional corporate business dining accounts in the southwest region of the country. The other openings took place at two additional Pitney Bowes locations in Stamford, CT.

       On August 5, 2003, the Board of Directors of Host authorized and approved the designation, issuance and sale of Series B convertible preferred stock, a newly created series of Host’s preferred stock (see Note 19).  On August 11, 2003, Host privately offered and sold 266,667 shares of the Series B convertible preferred stock to an individual investor for an aggregate purchase price of $400,000, or $1.50 per share.  The Series B stock has various preferences and conversion rights, including the right to receive a cumulative distribution at the rate of 8% per share per annum, payable semi-annually on or before the day of Host’s fiscal quarters ending December 31st and June 30th.  Furthermore, the Series B stock is convertible for a period of 5 years from the issue date into shares of Host’s common stock according to the conversion ratio set forth in the Articles of Amendment to the Articles of Incorporation of Host, which were filed with the Colorado Secretary of State on August 11, 2003.  The Articles of Amendment also set forth the other preferences, conversion and other rights, voting powers, limitations as to distributions and qualifications of the Series B stock.

       In September 2003, Messrs. Rossomando and Cerreta, the President and Executive Vice President of our Lindley subsidiary, notified us that they would be electing to exercise a portion of their earnings interest in the Lindley profits, which they are entitled to pursuant to the share purchase agreement between Host and Lindley.  Host will pay to Messrs. Rossomando and Cerreta, in the aggregate, $141,600.  Host and Messrs. Rossomando and Cerreta are currently in the process of negotiating the payment terms.  Amounts due to Messrs. Rossomando and Cerreta in conjunction with the Earnout EBITA, totaled $248,700 and $231,100 as of June 30, 2003 and 2002, respectively, is considered to be additional purchase price and therefore has been recorded as goodwill and is reflected as a component of accrued expense in the accompanying consolidated balance sheets.  The Company is repaying this obligation in monthly installments of $10,000 plus 12% interest.

       On September 24, 2004, Host entered into a merger agreement with Host Acquisition Corporation (“HAC”) and GlobalNet Energy Investors, Inc. of Carrollton, Texas.  Pursuant to the agreement and subject to shareholder approval, GlobalNet will merge with HAC, a wholly-owned subsidiary of Host organized for the purposes of the merger. GlobalNet, as the surviving corporation, will become a wholly-owned subsidiary of Host.  GlobalNet shareholders will receive, in the aggregate, 250,000 shares of Host’s “restricted” common stock in exchange for their outstanding GlobalNet common stock.  In addition, Host will be required to issue additional shares of its “restricted” common stock through March 31, 2007 to the GlobalNet shareholders if GlobalNet achieves certain performance goals as defined in the merger agreement.  The agreement further contains numerous representations, warranties and covenants by the parties, including the allocation, on an as received basis, of 80% of the net proceeds from the exercise of Host’s 1,150,000 warrants, exercisable at $5.50 per warrant, that are currently publicly traded under the NASDQ symbol “CAFEW.”  Prior to exercise of these warrants, Host will file a post-effective amendment to its Registration Statement (SEC Registration No. 333-50673).  The agreement also provides that Host will enter into an employment agreement with Eric Barger, the President of GlobalNet for a term of three and one half (3½) years and provides that the GlobalNet shareholders will have the right to appoint two (2) Class III directors to Host’s Board of Directors to serve three (3) year terms.  The agreement is subject to shareholder approval and the filing of a definitive proxy statement with the Securities and Exchange Commission in connection with the annual meeting of shareholders.  The transaction is expected to be completed and the closing to occur in the second or third quarter of Host’s fiscal year.

Industry and Market Overview

Food Service Industry

       Technomic, a food consultant and research company, estimates that the United States food service industry is a multi-billion dollar industry, encompassing corporate services, educational markets, hospital/health care, correctional facilities, military facilities and transportation facilities.  Technomic also estimates that the senior feeding market is a multi-billion dollar industry, and Host’s subsidiary, Lindley, primarily serves this market niche.  The food service market is characterized by a large concentration of corporate and industry populations in a multitude of geographic locations.  Our primary areas of operations are in southern New England, New York and northern New Jersey.  We believe these areas contain:

C	the largest financial segment of the industry,
C	high population density,
C	numerous corporate office parks and industrial facilities, and
C	high concentration of medium-size corporations.

       Although Host has a relatively small share of the food service provider market, we compete favorably with other regional food service providers and those national companies that have operations in the northeastern United States.  We believe we are able to remain competitive because of the quality, selection and value of the food and services that we provide.

Pre-Employment Screening Industry

       We believe that the need for SelectForce’s pre-employment and drug screening services will grow as the United States workforce grows.  The Bureau of Labor Statistics estimates that the United States civilian labor force will increase by 17 million over the 2000-2010 period, reaching 158 million in 2010.  Fortune Magazine wrote in February 2000, that on average in U.S. businesses, at least 50% of all new hires do not work out.  Furthermore, according to AAIM Management Association, a non-profit employer association, 33% of all applicants to a job embellish their resumes or falsify information on an application.  The Employers Resources Association estimates that the cost of replacing employees ranges from $6,000 to $11,000 per employee.  Based on these statistics, we believe there will be continuing need for our pre-employment screening services.

Operations

       Host consists of three operating divisions: Host Business Dining, Lindley Food Service and SelectForce.  A description of each division follows.

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

C	cafeteria services,
C	special event catering, and
C	office coffee service.

       At most locations, we are the exclusive provider of all available food and beverages and are responsible for hiring and training personnel.  Our on-site managers work closely with our corporate officers to ensure continuing food quality and customer satisfaction.

       New accounts are assigned to a member of management who develops a comprehensive plan to meet each client’s specific needs.  After extensive interviews and on-site visits, an operating strategy is formulated to best meet the needs of our clients.  We consider various factors to maximize our profit potential without sacrificing client satisfaction, including a thorough review of:

C	labor and product costs,
C	facility and menu design,
C	training and recruiting,
C	specialized needs of the client or its employees, and
C	equipment needs.

       Each location is continually reviewed to monitor client employee satisfaction, changing food requirements and quality of food and service.  Based upon reports supplied by on-site managers, additional services are added as demand changes, including catering facilities and food selection upgrades.

       In an effort to reduce costs and increase profitability, we began to outsource our vending operation during the quarter ended March 31, 2003.  We sold our vending equipment and inventory and eliminated our vending staff.  We entered into agreements with the companies that purchased the equipment and inventory and will receive monthly commissions on the vending sales generated by these companies at the various unit locations.

       We typically are required to grant credit to our customers to fund their initial purchase of equipment and supplies at our various food service facilities.  Before granting credit, we review a client’s credit history and establish an allowance for accounts based upon factors surrounding the credit risk of specific clients, industry historical trends and other types of credit information.  To reduce the risk of default, our client contracts provide for buyback provisions requiring each client to buy the equipment and supplies in the event of an early termination of the contract.

       Client accounts are staffed by several levels of management type employees who are responsible for our client’s complete satisfaction.  We employ district managers with strong sales and administrative backgrounds who are responsible for overseeing the client accounts in their region, as well as forecasting the budget for each account and assisting the on-site management at each location.  The on-site manager is responsible for the day-to-day activities of the account and for ensuring continuing food quality and satisfaction.  In the smaller accounts, a chef/manager will perform these duties.  The supporting personnel at each location may include:

C	an executive chef,
C	sous chef,
C	grill cook,
C	deli servers,
C	cashiers,
C	dishwashers,
C	catering personnel, and
C	general kitchen help.

       We employ managers, chefs and cooks who have obtained experience from larger food service organizations, graduates of a culinary school or graduates with a degree in Hotel and Restaurant management.  Other support personnel are hired locally and trained on-site by our on-site manager, chef/managers and/or district mangers.

Lindley Food Service

       Our Lindley subsidiary prepares meals for various governmental programs under fixed-price contracts and has a slightly different operational structure.  Typically, Lindley will bid on government feeding contracts involving schools and senior citizen programs.  Lindley operates three food processing locations in Connecticut which have high volume production capabilities for breakfast, lunch and after school programs.  During the past fiscal year, Lindley added production facilities in Florida, Indiana and Massachusetts.  Lindley’s production staff prepares the meals fresh daily and delivers the meals using its own trucks and drivers, directly from the food processing locations to the client’s facility.  Lindley also offers packaged microwavable senior meals for its “meals-on-wheels” programs and does congregate feeding.  A staff nutritionist monitors the nutritional content of the food produced at each of Lindley’s facilities.  Currently, Lindley is one of the largest providers of fresh unitized meals in the Northeast, operating out of its various production sites.

       Lindley’s strengths include professional management of large-volume accounts, custom designed meals for special needs and available plan capacity to expand production.

SelectForce

       SelectForce is a regional employment screening company offering a complete package of criminal histories, motor vehicle reports, worker’s compensation records, verifications of education and social security numbers, credit reports, and previous employment verification.  Drug screening (five-panel and nine-panel) and assessment testing is also available to SelectForce’s clients through strategic affiliates.  SelectForce recently began providing paternity testing (DNA).  SelectForce currently has clients in Arkansas, Colorado, Connecticut, Georgia, Kansas, Missouri, New Mexico, Oklahoma and Texas.

       The majority of corporate revenues are from sales to customers that are in health care or temporary employment industries.  This makes up approximately 45% and includes nursing homes, assisted living centers, hospitals, and home health care providers.  Temporary employment agencies currently make up 10% of revenues.  The balance of revenues is from a variety of commercial businesses, schools, and contractors.  SelectForce has over 1,000 different accounts with the average account size being only $2,500 annually.  Management believes by focusing on larger employers that have 1,000 to 5,000 employees, incremental profits will increase by reducing administrative costs and increasing the average size of the account.

       SelectForces’s primary emphasis has been on those businesses that are required by law to have criminal history searches performed.  These types of accounts presently make up the majority of SelectForce’s clients.  Currently the emphasis is shifting from being more than a requirement, but rather a solution to those larger corporate accounts.  SelectForce has segmented each step in the workflow process to ensure that proper handling and special attention is given to those key accounts. One person is assigned to each key account and a member of management tracks the daily activities and monitors the process for quality and customer satisfaction.  Typically, SelectForce does not require contracts with their clients.  To minimize losses, management monitors outstanding balances monthly and freezes accounts that are past due more than 60 days.

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

Business Strategy

Host Business Dining

       We introduced our “Food Serve 2000” as a means of evaluating all of our existing food operations in an attempt to maximize and maintain client satisfaction.  Each month we study the basic elements of our food service at each location, including:

C	traffic flows and waiting times,
C	menu variety and food presentation,
C	nutritional assessment,
C	work preparation, and
C	labor qualifications.

       Through our continuing evaluations, on-site managers strive to maintain:

C	strict cost containment policies,
C	nutritional programs for better health,
C	custom designed menus to meet regional and ethnic tastes, and
C	facilities with state-of-the-art equipment.

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

Lindley Food Service

       We intend to aggressively pursue higher margin business such as the “meals-on-wheels” and other senior feeding programs.  We will focus on this market by attending trade shows and submitting more bids for this type of business, typically in the northeastern United States, however we are expanding our operations to other parts of the United States as well.  We have also entered the market for shelf stable meals for the elderly and victims of national disasters.  We hope to further increase market share through the expertise of industry consultants and an aggressive in-house sales force.  We will also seek additional acquisitions of related companies.

SelectForce

       We have completed an analysis and evaluation of our customer base, workflow procedures, vendor selection and competition in an effort to provide our client’s with ever-improving products and services.  As described above, we will continue to increase our focus on the education industry and other market sectors that are increasingly requiring background checks for their employees.  In our effort to establish contacts and promote our services, we intend to join professional associations and attend trade shows and conferences.

Internal Operations of Divisions

       We continue to evaluate and improve our internal procedures and develop new product presentations.  Often times this requires the purchase of specialty equipment. We believe employee satisfaction results in improved and more consistent service.  Our employee programs include:

C	training programs, competitive wages and retirement benefits,
C	establishing a seniority system, and
C	promoting stable working conditions.

Marketing

Host Business Dining and Lindley Food Service

       We selectively bid for privately owned facility contracts and contracts awarded by governmental and quasi-governmental agencies.  Other potential food service contracts come to our attention through:

C	mail and telephone,
C	conversations with suppliers, such as purveyors and vending machine suppliers,
C	state listings,
C	trade shows and conventions, and
C	client referrals.

       New clients generally require that we submit a bid and make a proposal outlining a capital investment and other financial terms.  We often are required to make capital improvements to the client’s facility at the start of the contract to secure an account.  We also expend a great deal of time and effort preparing proposals and negotiating contracts.  In certain cases, a private-facility owner may choose to negotiate with us exclusively, in which case we do not have to participate in any bidding process.

       To attract office building clients, we constantly upgrade our food service and provide quality foods.  We strive to provide menu items which are healthy and higher quality than typical fast food or cafeteria style products.  Our philosophy is that to the extent our client’s employees are able to satisfy their food needs at their employer’s location, the less time those employees are away from their office setting.  We believe this results in an increase in corporate and individual productivity.  Further, if we can satisfy the employees with diverse and high-quality food items, employers are often willing to subsidize a portion of the costs.

       We believe that we can compete with the largest of our competitors because:

C	we provide direct, personal contact with our clients two or three times a week,
C	offer flexible menus to meet desires, and
C	intensively train our managers.

       We were featured in the following articles in trade publications during the fiscal year ended June 30, 2003:

C

In September 2002, Food Management Magazine did its cover story on Host America.  The article focused on our venue into senior feeding through the Lindley acquisition, our commitment to providing quality meals and our overall rate of growth.

C	The April 2003 issue of Food Management Magazine placed Host in the 39th spot (Host was 36th in 2001) on their “Contractor Top 50” list for calendar year 2002.

SelectForce

        We obtain a large number of our clients through referrals from other clients.  Other potential leads come to us through direct customer contact, trade shows, by mail and telephone solicitation, and from participation in professional associations.  We are constantly attempting to upgrade the quality and appearance of the information provided to our clients.  In our effort to attract potential clients, we look for ways to package services that will entice business to conduct a more comprehensive screening process and thus, engage our services.  We believe that if we can demonstrate a return on investment to businesses by reducing training costs, overhead and employee turnover, potential clients will be less likely to attempt to perform employee pre-screening internally.

Acquisition Strategy

       We believe there are significant opportunities to further expand our business through the acquisition of companies in those industries which are compatible to the contract food service industry with higher margins on revenues.  Our officers and directors are responsible for identifying, pursuing and negotiating potential acquisition candidates and integrating acquired operations.  We believe we can integrate acquired companies into our management structure and diversify operations successfully without a significant increase in general and administrative expenses.  In addition, future acquisitions are expected to enable us to lower overhead costs through centralized geographical office operations.  We would like to grow to a size that qualifies us for bids on larger volume accounts, requiring asset or purchase programs, however, there can be no assurance that our acquisition strategy will be successful.

Major Clients and Contracts

Host Business Dining

       We have a number of large, multi-year contracts among our thirty-two (32) units.  Some of our larger contracts include:

C	Pitney Bowes, Inc., of Stamford, Connecticut (currently 7 locations with over 4,500 employees),
C	Oxford Health Plans, Inc., of Trumbull, Connecticut (currently 5 locations with over 4,000 employees),
C	Georgia Pacific, of Norwalk, Connecticut (with over 1,000 employees), and
C	Stanley Works of New Britain, Connecticut and East Greenwich, Rhode Island (with over 4,500 employees).

       Our two largest contracts, Oxford Health Plans and Pitney Bowes, accounted for 11% and 9%, respectively, of our total revenue for the fiscal year ended June 30, 2003.  If we were to lose either of these major contracts, such loss may have a material adverse effect on Host.

       During the fiscal year ended June 30, 2003, Host opened two gift shops facilities and closed seven facilities.  The new facilities are:

C	Pitney Bowes Headquarters gift shop in Stamford, Connecticut, and
C	Pitney Bowes Main Plant gift shop in Stamford, Connecticut.

       We closed facilities at:

C	Ames Department Stores in Rocky Hill, Connecticut,
C	Tyco in Eatontown, New Jersey,
C	New England Business Systems in New Hampshire and Massachusetts,
C	499 and New Leaf Café’s in Edison, New Jersey, and
C	Merritt Crossing, Milford, Connecticut.

       The closures described above were a result of various reasons.  The Tyco, 499 and New Leaf Café’s and Merritt Crossing closures resulted from large reductions in respective company workforces, which decreased Host’s revenues at these locations.  We negotiated with these customers in an attempt to retain the business, but the parties could not come to a mutually beneficial agreement. Ames closed its operations due to bankruptcy and the New England Business Systems accounts decided to renew their contracts with another business dining service.  We do not believe that the loss of these contracts will have a material adverse effect on our operations.

Lindley Food Service

       Our Lindley subsidiary has numerous “meals-on-wheels” and congregate feeding accounts, the largest of which are in New Haven, Bridgeport and Waterbury, Connecticut, Muncie, Indiana and Everett, Massachusetts.  Lindley provides school breakfasts and lunches for the New Haven, Bridgeport and Waterbury public schools.  During July and August 2002, Lindley provided breakfasts and lunches for the Hartford and Waterbury summer food programs.  Lindley was also awarded the contract with the Boston, Massachusetts public schools to provide emergency replacement meals for breakfast and sandwich items. The above referenced contract was awarded to Lindley after it had been the successful bidder for this business.  Most of Lindley’s contracts are secured in this manner because the majority of its business is with governmental agencies.  During the year, Lindley was also awarded the following elderly feeding programs:

C	Meals on Wheels Etc., Lake Mary, Florida,
C	Easter Seals of Winter Park, Florida,
C	WestMass Elder Care, Inc., Holyoke, MA,
C	Meals on Wheels of Rhode Island, Providence, RI, and
C	Suburban Boston Consortium, Everett, MA.

       In mid-March 2003, after an unsuccessful attempt to negotiate a rate increase, Lindley terminated its contract with Indiana University – Area 9 in Muncie, Indiana.  In addition, Lindley lost the bids to renew its contracts with Team, Inc. and Community Action Agency.  Management does not believe that the loss of these three contracts will have a material adverse effect on operations.

       Lindley is currently involved in bids for several other “meals-on-wheels,” head-start and shelf stable meals contracts in various states and intends to continue to aggressively pursue this type of business.

SelectForce

       The majority of SelectForce’s revenues are from sales to customers in the health care or temporary employment industries.  Other customers include commercial businesses, schools and contractors who seek employment screening services.  While no customer of SelectForce accounts for over 3% of its total revenue, some of its more recognized customers include Manpower, Inc. and Great Plains Coca Cola, Inc.  Such clients are representative of SelectForce’s client base, although many of SelectForce’s clients do not have such widespread name recognition.

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

Competition

Host Business Dining and Lindley Food Service

       We encounter significant competition locally and nationally in the contract food service market. Food service companies compete for clients on the basis of:

C	quality and service standards,
C	local economic conditions,
C	innovative approaches to food service facility design, and
C	maximization of sales and price (including the making of loans, advances and investments in client facilities and equipment).

       Competition may result in price reductions, decreased gross margins and loss of market share.  Certain of our competitors compete with us on a national basis and have greater financial and other resources than we have.  In addition, existing or potential clients may elect to “self operate” their food service, eliminating the opportunity for us to compete for their business.

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

Government Regulation

       Our business is subject to various government regulations including environmental, employment, privacy and safety regulations.  In addition, our food service facilities are subject to state health department regulations, yearly health inspections, sanitation and safety standards, and state and local licensing of the sale of food products.  The cost of compliance with these various regulations is not material; however, we cannot assure you that additional federal and state legislation or changes in the regulatory environment will not limit our activities in the future or increase the cost of compliance.

Employees

       As of June 30, 2003, Host Business Dining had 163 full-time employees and 14 part-time employees employed for special occasions and seasonal busy times.  Our Lindley subsidiary had 126 full-time employees and 25 part-time employees.  Our SelectForce subsidiary had 10 full-time employees.  None of our employees are represented by a union.

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

Risks Related to Host Generally

Any acquisitions that Host undertakes could be difficult to integrate and could disrupt its business, dilute shareholder value and adversely affect Host’s operations.

       A component of Host’s strategy is to pursue acquisitions of other businesses.  There can be no assurance, however, that Host will be able to identify, negotiate and consummate acquisitions or that acquired businesses can be operated profitably or integrated successfully into Host’s food service operations.  In addition, acquisitions by Host are subject to various risks generally associated with the acquisition of businesses, including the financial impact of expenses associated with the integration of acquired businesses.  There can be no assurance that Host’s historic or future acquisitions will not have an adverse impact on Host’s business, financial condition or results of operations.  If suitable opportunities arise, Host anticipates that it would finance future acquisitions through available cash, bank lines of credit or through additional debt or equity financing.  There can be no assurance that such debt or equity financing would be available to Host on acceptable terms when, and if, suitable strategic opportunities arise.  If Host were to consummate one or more significant acquisitions in which part or all of the consideration consisted of equity, shareholders of Host could suffer a significant dilution of their interests in Host.

Government regulations could adversely affect Host’s business.

       Host’s business is subject to various governmental regulations incidental to its operations, such as environmental, employment, and safety regulations.  In addition, Host is subject to state health department regulations and yearly inspections.  Food service operations at the various locations are subject to sanitation and safety standards, and state and local licensing of the sale of food products.  Cost of compliance with these various regulations is not material.  However, there can be no assurance that additional federal and state legislation or changes in the regulatory environment will not limit the activities of Host in the future or increase the cost of regulatory compliance.

Effective control by current officers and directors and significant sales by officers and directors could have a negative impact on share price.

       Host’s current officers, directors and family members beneficially own approximately 42% of the total voting stock outstanding, including options for common stock such individuals may have the right to exercise.  Host’s Articles of Incorporation do not authorize cumulative voting in the election of directors and as a result, Host’s officers and directors currently are, and in the foreseeable future will continue to be, in a position to have a significant impact on the outcome of substantially all matters on which shareholders are entitled to vote, including the election of directors.  In addition, based on the large number of shares currently owned by management, any sales of significant amounts of shares by Host’s officers and directors, or the prospect of such sales, could adversely affect the market price of Host’s common stock.  These individuals, if and when they sell their shares, are subject to the volume limitations imposed by Rule 144 with respect to sales by affiliates.

Host does not anticipate payment of dividends and shareholders are wholly dependent upon the market for the common stock to realize economic benefit.

       Host has paid no cash dividends on its common stock and has no present intention of paying cash dividends in the foreseeable future.  It is the present policy of the board of directors to retain all earnings to provide for the growth of Host.  Payment of cash dividends in the future will depend, among other things, upon Host’s future earnings, requirements for capital improvements, the operating and financial conditions of Host and other factors deemed relevant by the board of directors.

Historically Host’s stock price has been volatile, which may make it more difficult to resell shares at prices that are attractive.

       The trading price of Host’s common stock and warrants has been and may continue to be subject to wide fluctuations.  Host’s stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of management innovations or new customer accounts and acquisitions by Host or its competitors, changes to financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in Host’s markets.  In addition, the stock market in general, and the market prices for related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of Host’s stock, regardless of its operating performance.

Anti-takeover provisions could make it more difficult for a third party to acquire Host even if it is in the best interests of Host’s shareholders.

       Host’s board of directors has the authority to issue up to an additional 1,733,333 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders.  The rights of the holders of common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future.  The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of Host without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock.  Host has no present plans to issue additional shares of preferred stock.  Further, certain provisions of Host’s charter documents, including provisions eliminating the ability of shareholders to raise matters at a meeting of shareholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Host.  In addition, Host’s charter documents do not permit cumulative voting, which may make it more difficult for a third party to gain control of our board of directors.

If Host common stock becomes subject to “penny stock” regulations, Securities and Exchange Commission regulations may impose significant limitations on the ability of broker-dealers to enter trades in its common stock.

       If Host’s securities were delisted from Nasdaq, and no other exclusion from the definition of a “penny stock” under applicable Securities and Exchange Commission regulations was available, such securities would be subject to the penny stock rules. A “penny stock” is defined as a stock that has a price of $5.00 or less.  The rules relating to “penny stocks” impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally defined as investors with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with a spouse).  For example, the broker-dealer must deliver to its customer prior to effectuating any transaction, a risk disclosure document which sets forth information as to the risks associated with “penny stocks,” information as to the salesperson, information as to the bid and ask prices of the “penny stock,” the importance of the bid and ask prices to the purchaser, and investor’s rights and remedies if the investor believes he/she has been defrauded.  Also, the broker-dealer must disclose to the purchaser its aggregate commission received on the transaction, current quotations for the securities and monthly statements which provide information as to market and price information. In addition, for transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase and must have received the purchaser’s written consent to the transaction prior to sale.  Consequently, delisting from Nasdaq, if it were to occur, could affect the ability of broker-dealers to sell Host’s securities.

Risks Relating to Host’s Food Service Operations

Host’s success depends on its ability to retain and renew existing client contracts.

       Host’s success depends on its ability to retain and renew existing client contracts and to obtain and successfully negotiate new client contracts.  Certain of Host Business Dining’s corporate dining contracts representing approximately 20% of Host’s annual sales are from two major customers.  There can be no assurance that Host will be able to retain and renew existing client contracts or obtain new contracts or that such contracts will be profitable.  Host’s failure to retain and renew existing contracts or obtain new contracts could have a material adverse effect on Host’s business, financial condition and results of operations.

Host may not be reimbursed for investment in a client’s facility.

       Typically Host is required to make capital improvements to a client’s facility at the start of a contract to secure an account.  Historically, Host has funded these expenditures from cashflow and short-term borrowings.  To the extent Host is unable to be reimbursed for a part of these costs or enter into long-term contracts or is unable to retain existing clients, Host could experience short-term cashflow problems or be required to seek additional outside financing.  Additional financing may not be available on favorable terms or at all.

Host may lose customers if building owners fail to retain tenants.

       Some of Host Business Dining’s customers consist of tenants in large office complexes and buildings in the northeastern United States.  Accordingly, Host is dependent on the building owners to attract and retain quality tenants by offering competitive rental rates, favorable locations and adequate maintenance services.  To the extent these entities fail to provide a favorable rental atmosphere and retain existing tenants, Host may lose customers, revenues, and potentially a food service contract irrespective of the quality of its food service facility.  If Host were to lose customers due to building vacancies, it could have an adverse material effect on Host’s operations and financial condition.

Fluctuating food prices and shortages may affect the quality and variety of food Host is able to offer at a given location.

       Host is subject to fluctuating food prices and availability of certain food items which varies by location.  Although Host’s contracts with its clients allow for certain adjustments due to rising prices over a specified period of time, often times Host must take a reduced margin to insure the availability of certain required food groups and avoid customer dissatisfaction.  Although most shortages last only a short period of time, shortages in certain items may adversely affect the quality and variety of food offered at a given location.  Host attempts to anticipate shortages by centralized buying for its various locations, by placing large orders with reliable suppliers and following trends in product availability and price.

Host depends upon its key personnel and may experience difficulty attracting and retaining key employees.

       Host’s future success depends to a significant extent on the efforts and abilities of its executive officers, Geoffrey W. Ramsey and David J. Murphy and the services of Lindley’s executive officers, Gilbert Rossomando and Mark Cerreta.  Although Host has employment agreements with these individuals, the loss of the services of these individuals could have a material adverse effect on Host’s business, financial condition and results of operations. Host believes that its future success also will depend significantly upon its ability to attract, motivate and retain additional highly skilled managerial personnel.  Competition for such personnel is intense, and there can be no assurance that Host will be successful in attracting, assimilating and retaining the personnel it requires to grow and operate profitability.  Host obtained a $1,000,000 key man life insurance policy on Messrs. Ramsey, Murphy, Rossomando and Cerreta of which Host is the beneficiary.

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

       Host encounters significant competition in each area of the contract food service market in which it operates.  Certain of Host’s competitors compete with Host on both a national and local basis and have significantly greater financial and other resources than Host.  Competition may result in price reductions, decreased gross margins and loss of market share.  In addition, existing or potential clients may elect to “self operate” their food service, thereby eliminating the opportunity for Host to compete for the account.  There can be no assurance that Host will be able to compete successfully in the future or that competition will not have a material adverse effect on Host’s business, financial condition or results of operations.

Risks Relating to Pre-Employment Screening Operations

SelectForce does not have any long-term agreements with its clients and its future success is dependent on repeat business and obtaining new clients.

       SelectForce’s success depends on attracting and retaining clients.  Although SelectForce has client agreements, it does not have contracts, and as such depends on fluctuating demand for its services.  There can be no assurance that SelectForce will be able to retain existing clients or attract new clients.  SelectForce’s failure to retain existing clients or attract new clients could have a material adverse effect on SelectForce’s future profitability.

SelectForce is dependent on its access to government records, which could be limited or prevented by various government regulation.

       SelectForce obtains much of the background information requested by its clients from public databases at the federal, state and local level.  Access and use of this information is subject to various rules, laws and guidelines.  Any significant changes in these rules, laws or guidelines could have a material adverse effect on SelectForce’s operations and limit its ability to conduct its operations.

SelectForce competes with numerous companies, including its potential clients, many of which have greater financial and other resources than those of SelectForce.

       SelectForce encounters significant competition in each area of the pre-employment screening market in which it operates.  Many of SelectForce’s competitors have significantly greater financial and other resources than SelectForce.  Competition may result in price reductions, decreased gross margins and loss of market share.  In addition, existing or potential clients may elect to perform their own background investigations, thereby eliminating SelectForce’s opportunity to provide its services. In addition, technological advances including database management and the internet, may result in significant changes to how SelectForce performs and delivers its services, and could result in increased competition and/or decreased demand for its services.  Furthermore, SelectForce’s ability to compete could be adversely impacted if it is unable to pass price increases on to customers or if its information costs increase.  There can be no assurance that SelectForce will be able to compete successfully in the future, or that technological changes and competition will not have a material adverse effect on SelectForce’s business.

SelectForce depends upon its key personnel and may experience difficulty if it fails to retain such personnel.

       SelectForce’s future success depends to a significant extent on the efforts and abilities of its President, Tammi Didlot and Operations Manager, Cheryl York.  Although SelectForce has an employment agreement with Tammi Didlot and has good relations with Ms. York, the loss of the services of these individuals could have a material adverse effect on SelectForce’s business, financial condition and results of operations.

Item 2.            DESCRIPTION OF PROPERTIES

       Our corporate offices are located at Two Broadway, Hamden, Connecticut 06518.  Our telephone number is (203) 248-4100.  Lindley’s corporate offices are located at 201 Wallace Street, New Haven, Connecticut 06511.  SelectForce’s corporate offices are located at 200 N.W. 66th Street, Suite 972, Oklahoma City, Oklahoma 73116.

       We lease our Hamden offices under the terms of a month-to-month lease agreement, with a monthly payment of $3,335.  We also maintain food service facilities at a number of locations throughout the northeast pursuant to our contracts with building owners.  Lindley leases its office and food processing facility in New Haven, Connecticut pursuant to a five (5) year lease which commenced on April 1, 2000, with a monthly payment of $11,075.  Lindley leases the Bridgeport facility from Messrs. Cerreta and Rossomando, paying Messrs. Cerreta and Rossomando $3,000 per month (see Note 16).   We believe this lease is on terms competitive with other similar facilities in Bridgeport, Connecticut.  Lindley also has a five (5) year lease for its Everett, MA facility which began on March 7, 2003 and a three (3) year lease that commenced on July 1, 2002, for its location in Muncie, IN.  The monthly rental charges are $9,583 for Everett, MA and $3,100 for Muncie, IN.  We lease our SelectForce facility in Oklahoma City, Oklahoma pursuant to the terms of a five (5) year lease agreement that commenced on July 1, 2002, with a monthly payment of $3,154.

Item 3.            LEGAL PROCEEDINGS

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

PART II

Item 5.            MARKET PRICE FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       Our common stock is quoted on the NASDAQ Small Cap Market System under the symbol “CAFE”.  The following table sets forth the range of high and low closing sales prices for the last two fiscal years and for each period indicated.

	2003		2002

High

Low

High

Low

First Quarter	$3.00	$2.07	$2.78	$2.65
Second Quarter	$2.31	$1.30	$2.88	$1.93
Third Quarter	$3.07	$1.81	$2.80	$2.10
Fourth Quarter	$2.45	$1.70	$4.25	$2.90

       Our warrants to purchase common stock are quoted on the NASDAQ Small Cap Market System under the symbol “CAFEW”.  The following table sets forth the range of high and low closing sales prices for the last two fiscal years and for each period indicated.

	2003		2002

High

Low

High

Low

First Quarter	$0.55	$0.20	$0.38	$0.35
Second Quarter	$0.35	$0.17	$0.39	$0.20
Third Quarter	$0.38	$0.25	$0.46	$0.25
Fourth Quarter	$0.48	$0.20	$0.72	$0.30

       We had approximately 705 shareholders of record as of August 27, 2003.  We have not declared or paid any cash dividends on our common stock and presently intend to retain future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

       The following table sets forth certain information concerning all equity compensation plans previously approved by shareholders and all equity compensation plans not previously approved by shareholders as of June 30, 2003.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	200,000 (1) 488,850 (2) 0 (3)	$2.96 $2.30 --	0 11,150 500,000
Equity compensation plans not approved by shareholders	12,000 (4)	$5.00	0
Total	700,850	$2.54	511,150

(1)	Issued under the Host America Corporation 1998 Stock Option Plan
(2)	Issued under the Host America Corporation 2000 Stock Option Plan
(3)	500,000 options are available for issuance pursuant to the Host America Corporation 2003 Stock Option Plan but as of June 30, 2003, no options have been granted pursuant to the plan.
(4)	Issued to executive officers and directors in August 1997.

Recent Sales of Unregistered Securities

       Host made the following sales of unregistered securities within the past three years:

Transaction Date
	Amount of Securities Sold	Name of Underwriter or Placement Agent	Consideration Received	Persons or Class of Persons to Whom the Securities Were Sold	Exemptions from Registration Claimed

7/31/00	198,122 shares of Common Stock	None	(1)	Shareholders of Lindley Food Services, Inc.	Section 4(2) of the Securities Act of 1933, as amended
6/21/01	65,384 shares of Common Stock and 32,692 Warrants (2)	None	$212,500	Limited number of private purchasers	Rule 506 of Regulation D of the Securities Act of 1933, as amended
8/30/01	56,911 shares of Common Stock	None	(3)	Shareholder of Contra- Pak, Inc.	Section 4(2) of the Securities Act of 1933, as amended
3/28/02	700,000 shares of Common Stock	None	(4)	Shareholders of SelectForce, Inc.	Rule 506 of Regulation D of the Securities Act of 1933, as amended
11/1/02 - 2/28/03	$1,475,000 in 12% Unsecured Promissory Notes and 417,720 Warrants (5)	View Trade Securities, Inc.(5)	$1,475,000	Limited number of private purchasers	Rule 506 of Regulation D of the Securities Act of 1933, as amended
8/11/03	266,667 shares of Series B Convertible Preferred Stock (6)	None	$400,000	One accredited investor	Rule 506 of Regulation D of the Securities Act of 1933, as amended

(1)	The shares of common stock were issued to the two principals of Lindley pursuant to the Share Purchase Agreement between the Company and the two (2) Lindley shareholders dated July 31, 2000.
(2)

The Company privately placed 65,384 Units, each Unit consisting of one (1) share of common stock and ½warrant to purchase common stock.  The offering price was $3.25 per Unit.  The warrants are exercisable until July 21, 2003 (subsequently extended by Host’s board of directors to July 21, 2005) at an exercise price of $5.50 per share.

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

(5)

The Company privately placed 59 Units, each Unit consisting of one (1) 12% unsecured promissory note in the amount of $25,000 due January 31, 2008 and 7,080 warrants to purchase common stock.  The offering price was $25,000 per unit.  The warrants are exercisable from December 31, 2003 to January 31, 2008 at an exercise price of $2.00.  The Units were offered and sold on a best efforts basis by View Trade Securities, Inc., a licensed NASD broker-dealer and officers and directors of Host.  Host paid View Trade Securities a commission of 10% of the gross proceeds from the Units sold by it (commission payments totaled $122,500).  Roger Lockhart, a registered representative of View Trade Securities, Inc., is a major shareholder of Host.  Officers and directors of Host did not receive any commission or other remuneration for Units sold by them.

(6)

The Series B convertible preferred stock was issued to a major shareholder, Roger Lockhart, at $1.50 per share and has various preferences and conversion rights, including the right to receive a cumulative distribution at the rate of 8% per share per annum, payable semi-annually on or before the day of Host’s fiscal quarters ending December 31st and June 30th.  The Series B stock is convertible for a period of five (5) years from the issue date into shares of Host’s common stock according to the conversion ratio set forth in the Articles of Amendment to the Articles of Incorporation, which were filed with the Colorado Secretary of State.

Item 6.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following review should be read in conjunction with the financial statements and notes thereto.

Forward-Looking Statements May Not Prove Accurate

       This report for the fiscal year ended June 30, 2003 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, Host’s growth strategies, anticipated trends in Host’s business and its future results of operations, market conditions in the food service industry, Host’s ability to make and integrate acquisitions and the impact of government regulation.  These forward-looking statements are based largely on Host’s expectations and are subject to a number of risks and uncertainties, many of which are beyond its control.  Actual results could differ materially from these forward-looking statements as a result of, among other things:

C	Host’s ability to refinance its debt obligation,

C	Host’s ability to retain and renew customer contracts,

C	Host’s need to finance clients’ equipment and initial start-up costs,

C	Host’s dependence on building owners’ ability to retain clients,

C	The fluctuation in food costs,

C	Severe labor shortages,

C	Uncertainties in the competitive bidding process,

C	Host’s dependence on key personnel, and

C	The intense competition in the food service industry on a local and national level.

       In addition, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions, as they relate to Host, its business or its management, are intended to identify forward-looking statements.

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

Results of Operations

For the Year Ended June 30, 2003 (“2003 period”) vs. the Year Ended June 30, 2002 (“2002 period”)

       Net revenues for the fiscal year ended June 30, 2003 were $25,198,585 as compared to $24,370,150 for the year ended June 30, 2002.  Accordingly, revenues increased $828,435 or approximately 3.4%.  The increase in net revenues was partly a result of the acquisition of SelectForce, which generated revenues of $1,757,904 for the 2003 period as compared to $465,522 for the three months it operated in the 2002 period, or an increase of $1,292,382.  The balance of the sales variance was generated by the continued growth of Lindley, which had a revenue increase of $2,043,790 over the 2002 period.  Host’s revenues decreased $2,507,737 from the previous fiscal year primarily due to the closing of the Laurel View Country Club operation in 2002, various business dining units in 2003 and client cutbacks in catering and population.  The Company expects to increase its revenues during the next fiscal year through the addition of more corporate dining accounts, aggressive marketing of its elderly feeding programs and employment screening services and the promotion of its shelf stable meal business.

       Total operating costs and expenses were $25,449,596 for the 2003 period as compared to $23,989,854 for the 2002 period, an increase of $1,459,742 or approximately 6%.  Food, paper, labor and related benefits, and contract services increased by $838,337 in the 2003 period.  A large portion of this increase is due to the acquisition of SelectForce, which operated for a full year versus only three months in 2002.  SelectForce had labor, related benefits and contracted services of $1,463,618 in 2003 as compared to $380,386 for three months in 2002, an increase of $1,083,232.  The business dining operation had a decrease in food, labor and related benefits of $2,190,048, which was due to the decline in dining revenues and improved operating efficiencies at existing cafeteria units.  The balance of the increase in food, labor and related benefits of $1,945,153 was due to the growth of the Lindley operation.  Contracted services totaling $1,151,248 represent costs incurred with SelectForce’s data screening providers.

       Other expenses consist primarily of legal and accounting fees, liability insurance, equipment and facility rental, repairs, maintenance, utilities, commissions, start-up costs related to the new Lindley locations in several states and various other costs.  Other expenses were $2,649,450 in the 2003 period as compared to $2,368,842 during 2002, an increase of $280,608 or approximately 12%. SelectForce accounted for over half of this increase.  Select’s 2003 other costs increased by $146,966 over the three months it operated in 2002.

       The balance of operating costs and expenses consist of a goodwill impairment charge of $121,000 and bank and related fees expense of $261,594.  The impairment charge is for a write down of the Contra Pak goodwill due to the closing of the shelf stable meal operation in Dallas, Texas which has been moved to the Lindley facility in New Haven, Connecticut.  The bank and related fees are a result of Host’s loan modification agreements and re-financing efforts.  It includes the balance of the Webster Bank success fee of $102,500 ($22,500 was recorded in fiscal 2002), the write off of previously non-amortized loan facility costs of $34,925 and $124,169 in legal and other professional fees.

       During fiscal 2003, the Company incurred significant expenses in travel, labor and setup costs applicable to opening its new locations in Florida, Indiana and Massachusetts.  In addition, the new drug screening operation also incurred large setup costs, training expenses and higher rent (the previous location did not have enough space to accommodate the drug screening equipment).

       Host incurred a net operating loss (before other income and expenses, provision for income taxes, and other comprehensive income on interest rate swap adjustments) of $251,011 for the year ended June 30, 2003 as compared to net operating income of $380,296 for the year ended June 30, 2002.  Host incurred a net loss of $640,158 after provision for income taxes of $38,000 and before other comprehensive income on interest rate swap adjustments of $51,178 for the year ended June 30, 2003.  Host generated a net profit of $70,085, after provision for income taxes of $36,000 and before other comprehensive income on interest rate swap adjustments of $31,291 for the year ended June 30, 2002.  Host expects to improve profitability through the increased growth of its corporate business dining and senior feeding programs, its SelectForce operation and the continued reduction of expenses generated by improved operating efficiencies.

       Interest expense for the year ended June 30, 2003 increased by $71,773 over the year ended June 30, 2002.  The increase in interest expense is a result of the payment of $88,500 for the private placement subordinated debt interest and the accretion of $43,400 of original issue discount on the warrants attached to the debt.  These charges were offset by lower interest costs on the bank debt due to the principal reductions of both the term loan and the revolving line of credit.

For the Year Ended June 30, 2002 (“2002 period”) vs. the Year Ended June 29, 2001 (“2001 period”)

       Net revenues for the fiscal year ended June 30, 2002 were $24,370,150 as compared to $21,636,168 for the year ended June 29, 2001.  Accordingly, revenues increased $2,733,982 or approximately 13%.  The increase in net revenues was primarily a result of increased revenues from Lindley, which accounted for $1,511,749 of the increase.  In addition, revenue increased by $839,116 and $465,522 from the Contra-Pak operation for ten months and SelectForce for three months, respectively.  Host’s revenues decreased $82,405 from the previous fiscal year.

       Total operating costs and expenses were $23,989,854 for the 2002 period as compared to $21,403,264 for the 2001 period, an increase of $2,586,590 or approximately 12%.  This increase is mostly attributable to the SelectForce and Contra-Pak acquisitions and the increase in Lindley’s operating revenues.

       Food, paper, labor and related benefits, and contract services increased by $2,486,702 in the 2002 period.  A portion of this increase is due to the acquisition of SelectForce, which had labor, related benefits and contracted services of $380,386 for the quarter ended June 30, 2002.  The business dining operation had an increase in food, labor, and related benefits of $32,819.  The balance of the increase in food, labor and related benefits of $2,073,497 was due to the growth in the Lindley operation and the addition of Contra-Pak.

       Other expenses consist primarily of legal and accounting fees, liability insurance, equipment and facility rental, repairs, maintenance, utilities, commissions and various other costs.  Other expenses were $2,368,842 in the 2002 period as compared to $2,152,318 in 2001, an increase of $216,524, or approximately 10%.  The increase in 2002 is primarily due to the acquisition of SelectForce.

       The balance of operating costs and expenses are for bank and related fees of $52,372.  This includes an accrual of $22,500 for the Webster Bank loan success fee and $29,872 for the swap breakage fee paid on April 5, 2002.

       Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets were issued in July 2001.  These standards change the accounting for business combinations which include, among other things, requiring companies to stop amortizing goodwill and certain intangible assets deemed to have indefinite useful lives.  Host elected to adopt SFAS No.’s 141 and 142 effective June 30, 2001, which reduced amortization expense of goodwill and increased net income by approximately $163,000 for the year ended June 30, 2002.

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

Liquidity and Capital Resources

       Host’s liquidity as evidenced by its current ratio has increased.  The current ratio at June 30, 2003 and June 30, 2002 was 1.20 and .79, respectively.  This increase is primarily due to the proceeds of $1,475,000 from the private placement subordinated debt.  The Company applied $965,000 of these proceeds to its revolving line of credit during fiscal 2003.  Host also paid an additional $48,000 on the revolving line of credit with some of the proceeds from the sale of various vending equipment and inventory.  The long-term portion of the term note payable has been classified in accordance with the terms of the new agreement in the accompanying consolidated balance sheet as of June 30, 2003.

       Net cash flows for the year ended June 30, 2003 resulted in a decrease in cash of $74,097, which was primarily attributable to the purchase of property and equipment, and the reduction of accounts payable, accrued expenses and bank debt, net of private placement and equipment proceeds.  Cash flows provided by operations for the year ended June 30, 2003 were $109,650.  The net loss for 2003 was mostly offset by non-cash charges to depreciation, amortization and goodwill impairment.  Cash used in investing activities of $77,562 was a result of equipment purchases of $215,502 net of proceeds from the sale of equipment of $137,940.  Cash used in financing activities of $106,185 was due to the payment of deferred finance charges of $129,121 and net principal payments on long-term debt and the revolving line of credit of $439,064 and $1,013,000, respectively.  These charges were net of private placement proceeds of $1,475,000.

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

       On February 15, 2002, the bank issued a commitment letter, which was revised on March 28, 2002, that modified the amount of the revolving line of credit from $1,200,000 to $1,500,000, changed the borrowing base definition from 70% to 75% of eligible accounts receivable, extended the expiration date to November 30, 2002, and changed the variable interest rate to the bank’s prime rate plus 1.5% per annum.  The bank also agreed to modify the term loan agreement principally as follows:

1.	Reduced the term loan by $300,000 and apply the balance to the revolving line of credit.
2.	Required monthly principal payments of $25,889 with the remaining balance due at maturity, November 30, 2003.
3.

Required within one hundred twenty (120) days of the closing that Host shall establish with the bank a blocked depository account (the “Success Fee”) in the amount of not less than $100,000.  The Success Fee shall be paid to the bank upon the sooner of (1) the maturity date, (2) payment in full of the term loan, (3) the refinance of the loans or (4) the sale of substantially all of the assets and/or the controlling shares in any of the Host companies.  Notwithstanding the foregoing, in the event that the term loan is not paid in full by October 1, 2002, Host will be required to deposit an additional $50,000 in this blocked account to bring the total Success Fee balance to $150,000.  Until the payment by Host to the bank of the Success Fee, the Success Fee shall constitute cash collateral to secure the loan.

4.	Required quarterly covenant measurements as follows:
	a.	Current ratio equal to or greater than 1:1 up to and including September 27, 2002 and 1.10:1 at all times thereafter.
	b.	Debt to net worth shall be equal to or less than 1.50:1
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

       The $150,000 (subsequently reduced to $125,000) success fee was accrued as a debt financing cost from the date of the new loan agreement, April 5, 2002 through December 2002.  The Company paid the reduced success fee of $125,000 to the bank on March 4, 2003.

       The amended bank agreements, as set forth in the revised commitment letter date March 28, 2002, were finalized in the First Amended and Restated Commercial Loan and Security Agreement dated April 5, 2002.  Host was in compliance with the revised financial measurement covenant requirements as of June 30, 2002 however, Host did not establish with the bank a blocked depository account within 120 days of the closing (August 5, 2002).  Since Host was in default of the amended bank agreements and as a remedy for default, the bank could demand repayment and foreclose on the assets of Host, the term note payable was classified as current in the accompanying consolidated balance sheet as of June 30, 2002.

       On February 28, 2003, the Company entered into a Modification Agreement with the bank that extended the expiration date on the Revolving Line of Credit to April 30, 2003, reduced the loan success fee to $125,000, released the bank from any and all claims and causes of action of any kind and deleted any and all provisions for advances of proceeds of the Revolving Line of Credit in their entirety, so that any obligation of the bank to re-advance proceeds of the Revolving Line of Credit was terminated.  It also required the Company, as consideration for the bank to provide a partial release of its security interest, to pay the bank fifty percent (50%) of the gross proceeds from the sale of its vending equipment to permanently reduce the principal balance of the Revolving Line of Credit.  In addition, the bank also agreed to modify the financial covenants.  In accordance with the terms of the Modification Agreement, the Company paid the reduced success fee of $125,000 to the bank on March 4, 2003.

       On July 31, 2003, the Company entered into a Modification and Reaffirmation Agreement with the bank, which provides the following:

1.	The expiration date on the Revolving Line of Credit and Term Note has been changed to July 1, 2004.
2.	The interest rate on the Term Note has been changed to a variable rate of prime plus 1.5%.
3.	Restores the Company’s ability to draw standby letters of credit, in an aggregate amount not to exceed $143,550, as collateral on performance bonds for certain senior feeding programs.
4.	Changes the borrowing base definition from 75% to 80% of eligible accounts receivable and modifies the borrowing base certificate filing frequency from daily to weekly.
5.	Requires financial covenant measurements as follows:
	a.	Ratio of debt to net worth of not more than 1.25 to 1.0 tested at September 30, 2003 and at the end of each fiscal quarter thereafter.
	b.	Funded debt to EBITDA shall not be greater than 2.5 to 1.0 tested at fiscal year end.
c.

Ratio of EBIDA to debt service of not less than 1.05 to 1.0 for the quarter ending September 30, 2003, of not less than 1.1 to 1.0 for the six month period ending December 31, 2003 and not less than 1.15 to 1.0 for the nine month period ending March 31, 2004 and at all times thereafter.

	d.	Current ratio equal to or greater than 1:1 at all times.
e.

Collateral coverage ratio of not less than 1:1 to be tested quarterly commencing September 30, 2003.  The collateral coverage ratio will be tested within fifteen (15) days after the end of each fiscal quarter.

       On November 1, 2002, the Company conducted a private placement offering of $1,500,000 or sixty units at $25,000 per unit.  Each unit consisted of one 12% unsecured promissory note in the amount of $25,000 due January 31, 2008 and 7,080 warrants to purchase Host’s common stock at an exercise price of $2.00, exercisable from December 31, 2003 until January 31, 2008.  Interest began to accrue on January 1, 2003 and is payable semi-annually on June 30 and December 31.  These notes are subordinate to the Company’s borrowings under its term loan and revolving line of credit.  The Company sold a total of 59 units and received $1,475,000 from the offering.  The offering expired on February 28, 2003.  The Company applied $965,000 of the proceeds against its revolving line of credit obligation and paid $122,500 in selling agent’s commissions as of March 31, 2003.  Of the $1,475,000 received in the offering, $434,000 has been assigned to the warrants based on the fair value.  The fair value of these warrants has been recorded as original issue discount, resulting in a reduction in the carrying value of the debt.  The original issue discount will be amortized into interest expense over the period of the debt.

       As discussed in Note 9 to the accompanying notes to the consolidated financial statements, with regard to the term loan obtained by Host in connection with the acquisition of Lindley, Host entered into an interest rate swap agreement on July 31, 2000 effectively replacing variable interest payments (LIBOR + 2.5%) with fixed interest payments (9.77%) in order to hedge against the changes in the amount of future cash flows associated with payments on variable rate debt.  As of June 30, 2003 Host was paying a fixed rate of 7.27% and receiving 1.32% on a notional amount of $1,190,889.  The differential paid on the interest rate swap agreement is recognized currently as an adjustment to interest expense and totaled $75,933 for the year ended June 30, 2003.  The interest rate swap, totaling $29,099 at June 30, 2003, is reflected at fair value in Host ’s consolidated balance sheet and the related loss on this contract is deferred in shareholders’ equity (as a component of accumulated other comprehensive loss).  This deferred loss is then amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income.  The effect of this accounting on Host’s operating results is that the interest expense on the portion of variable-rate debt being hedged is generally recorded based on a fixed interest rate (9.77%).   In connection with the First Amended and Restated Commercial Loan and Security Agreement, the Company incurred a swap breakage fee of $29,872 which was paid on April 5, 2002.  On August 5, 2003, the Company paid the bank $18,083 to unwind the swap agreement pursuant to the July 31, 2003 Modification and Reaffirmation Agreement.

       Cash flows provided by operations for the year ended June 30, 2002 were $779,873.  This improvement in cash flows from operations was primarily generated by Host’s net income of $70,085 as compared to its net loss of $42,387 in fiscal 2001.  Cash used in investing activities of $311,907 was principally due to the use of $198,507 to acquire Contra-Pak’s assets and the SelectForce acquisition.  Cash used in financing activities of $179,418 was due to net principal payments on long-term debt of $154,418.

Critical Accounting Policies

       The Securities and Exchange Commission recently issued Financial Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide disclosure and commentary on those policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results, and requires significant judgment and estimates on the part of management in its application.  The Company believes the following represent critical accounting policies of the Company as contemplated by FRR 60.  For a summary of all of the Company’s significant accounting policies, including the critical accounting policies discussed below, see Note 1 to the consolidated financial statements.

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

       The value of the Company’s intangible assets, including goodwill, is exposed to future adverse changes if the Company experiences declines in operating results or experiences significant negative industry or economic trends or if future performance is below historical trends.  The Company periodically reviews intangible assets and goodwill for impairment using the guidance of applicable accounting literature.

Other Judgments and Accounting Estimates

       Allowance for doubtful accounts:  The Company does have exposure to uncollectible amounts and, accordingly, has recorded an allowance for doubtful accounts.

       Property and equipment:   Routine estimates are required in the area of depreciable lives of fixed assets.

       Customer lists: An estimate of the amortization period for customer lists is required.

       Goodwill: The Company utilized the services of a valuation firm to estimate the fair value of Lindley and Contra-Pak in connection with testing the related goodwill for impairment.  The goodwill of Select was tested for impairment utilizing methodologies employed by management.

       Valuation allowance:  The Company has provided a valuation allowance against deferred tax assets.

       Stock Options:  Estimates are required for the supplemental disclosures relating to accounting for stock based compensation.

Item 7.            FINANCIAL STATEMENTS

       Index to Consolidated Financial Statements:

Page

Independent Auditors’ Report............................................................................	F-1, F-2

Consolidated Balance Sheets, June 30, 2003 and 2002......................................	F-3

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), Years ended June 30, 2003 and 2002........................................	F-4

Consolidated Statements of Changes in Stockholders’ Equity, Years ended June 30, 2003 and 2002....................................................................................	F-5

Consolidated Statements of Cash Flows, Years ended June 30, 2003 and 2002...........................................................................................................	F-6

Notes to Consolidated Financial Statements.......................................................	F-7 – F-27

Item 8.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       As previously reported on a Form 8-K, dated October 17, 2002 and Form 8-K/A dated October 25, 2002, DiSanto Bertoline & Company, P.C. (“DiSanto Bertoline”) resigned as Host’s independent auditors on October 16, 2002.  This resignation resulted from DiSanto Bertoline’s merger with Carlin, Charron & Rosen, LLP effective October 16, 2002.

       DiSanto Bertoline’s reports on the Company’s consolidated financial statements for each of the years ended 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty (except as discussed in the following paragraph), audit scope or accounting principles.

       DiSanto Bertoline’s report on the Company’s consolidated financial statements for the year ended June 30, 2002 contained an explanatory paragraph which stated that the consolidated financial statements were prepared assuming that the Company will continue as a going concern.  The Company’s bank notified the Company of its intent to not renew its revolving line of credit which matured on November 30, 2002 and further, the Company was in default of a certain loan covenant which allowed the bank to demand repayment of all amounts owed.  No such demand was made and as disclosed elsewhere in this report, Host and Webster Bank entered into a modification agreement on July 31, 2003.

       During the year ended June 30, 2002 and June 29, 2001 and through the date of DiSanto Bertoline’s resignation, there were no disagreements with DiSanto Bertoline on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to DiSanto Bertoline’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such years.

       Effective October 16, 2002, the Board of Directors, based upon a recommendation of its Audit Committee, retained Carlin, Charron & Rosen LLP  as its independent auditors to audit the Company’s consolidated financial statements for the year ending June 30, 2003.  During the years ended June 30, 2002 and June 29, 2001 and through the date of DiSanto Bertoline’s resignation, the Company did not consult Carlin, Charron & Rosen LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events.

Item 8A.          CONTROLS AND PROCEDURES

       The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15 under supervision and with the participation of its principal executive officer and principal financial officer, as of June 30, 2003.  Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic Securities and Exchange Commission filings.  No significant changes were made to the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.  The design of any future system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

PART III

Item 9.            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

       The following table sets forth certain information concerning the directors and executive officers of Host:

Name	Age	Position	Director Since	Term to Expire

Geoffrey W. Ramsey	53	CEO, President, Treasurer and a Director	1986	2003

David J. Murphy	44	CFO, Executive Vice President and a Director	1986	2003

Anne L. Ramsey	56	Secretary and a Director	1986	2005

Gilbert Rossomando	45	President of Lindley and a Director	2000	2003

Mark Cerreta	44	Executive Vice President of Lindley	*	*

Tammi Didlot	38	President of SelectForce and a Director	2002	2005

Thomas P. Eagan, Jr.	60	Director	1988	2005

John D’Antona	59	Director	1998	2004

Patrick J. Healy	58	Director	1998	2004

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

       Geoffrey W. Ramsey, Host’s co-founder, has been the President, Treasurer and a Director of Host since March 1986.  Mr. Ramsey has more than 30 years experience in the food service industry. Currently, he is responsible for the day-to-day management of all marketing and sales activities for Host.  He also is responsible for future growth planning and evaluating potential acquisition candidates.  He has developed a comprehensive sales program for manual dining operations, vending and other ancillary services.  Prior to 1986, Mr. Ramsey operated a number of diverse food service operations.  These included the University of New Haven, Southern Connecticut State University, Choate – Rosemary Hall and others.  Mr. Ramsey was Personnel and Training Specialist for ARA Services and has a B.S. degree from the University of New Haven and a A.A.S. degree from the Culinary Institute of America.

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

       Mark Cerreta is a co-founder of Lindley Food Services, Inc., and since July 2000 has served as the Executive Vice President in charge of Host’s Lindley operations.  From July 1995 to July 2000, Mr. Cerreta served as an Officer and Director of Lindley.  Mr. Cerreta is currently responsible for customer relations, purchasing, commodity processing for donated foods and negotiates bid pricing with manufacturers.  He has a Bachelors degree in Business Administration and Food Service Management from the University of New Haven.

       Tammi Didlot, has served as the President of SelectForce since July 2000 and has more than 10 years of experience in the information industry.  In her capacity as President of SelectForce, Ms. Didlot is responsible for all financial, marketing and sales activities for SelectForce.  Prior to joining SelectForce, Ms. Didlot worked for Choice Point (formerly Equifax Services) in various roles.  From 1992 – 1995, she was the General Manager in Oklahoma and Arizona.  From 1995 – 1997, she was the General Manager of the National Telephone Audit Center.  In 1997, she was promoted to Director of Centralized Processing and promoted again in 1998 to Assistant Vice President of Inside Services.  In 1999 she became the Vice President of Sales Marketing for Choice Point.  Ms. Didlot has a B.S. degree in Business Administration from Oklahoma State University.

       Thomas P. Eagan, Jr. has been a Director of Host since November 1988.  He has been employed as a Regional Sales Director with Eastern Bag & Paper Co., Inc. in Bridgeport, Connecticut since May 1979.  From February 1972 to May 1979, Mr. Eagan owned and operated Purifier Systems, Inc. in Hamden, Connecticut, a wholesale paper distributor.  From January 1972 to February 1973, Mr. Eagan was Regional Manager for Piedmont Capital Corp., a mutual fund life insurance underwriter located in Woodbridge, Connecticut.  In this capacity, Mr. Eagan supervised Piedmont’s Financial Planners and District Managers in southern Connecticut.  Mr. Eagan studied Business Administration and graduated from Quinnipiac University in Hamden, Connecticut.

       John D’Antona has served as a Director of Host since February 1998.  Mr. D’Antona has 25 years experience in a variety of food service marketing and sales positions and for the past five years, he has been the New England Regional Manager for Mother Parker Tea and Coffee.  Mother Parker Tea and Coffee was established in 1912, is a Canadian company and is the largest private label and producer of tea and coffee in North America.

       Patrick J. Healy Ph.D has been a Director since February of 1998. He is the Senior Vice President for Finance and Administration for Quinnipiac University and has held this position for the past 20 years.  He received his undergraduate degree in accounting from Quinnipiac, his MBA from the University of New Haven, a doctorate in Educational Leadership, Higher Education Administration, from the University of Connecticut, and completed the higher education program at the Institute for Educational Management at Harvard University.  He has been on the Board of the Connecticut Chapter of the Leukemia and Lymphoma Society since 1992, where he served as Treasurer, Vice President, and Chapter President.  He was elected to the National Board of the Leukemia and Lymphoma Society in 1996, and also serves on the Board of The Children’s Corner in Ridgefield, Connecticut.

       Host’s Board of Directors held two (2) meetings during the fiscal year ended June 30, 2003, and each director attended all of the meetings held.  There is no family relationship between any director of Host and any other director or executive officer of Host except Geoffrey W. Ramsey and Anne L. Ramsey are brother and sister.

Board Committees

       We have two (2) standing committees:

C	the Audit Committee, and
C	the Compensation Committee.

Audit Committee

       The audit committee was formed in June 1999 pursuant to the adoption of our audit committee charter.  The audit committee attends to and reports to the board with respect to matters regarding our independent public accountants.  This includes:

C	annual review of the charter,
C	recommending a firm to be engaged as our independent public accountants for the next fiscal year,
C	reviewing with our independent public accountants the scope and results of the audit and any related management letter,
C	consulting with the independent public accountants and management with regard to our accounting methods and adequacy of our internal accounting controls,
C	approving the professional services rendered by the independent public accountants,
C	reviewing the independence, management consulting services and fees of the independent public accountants,
C	inquiring about significant risks or exposures and methods to minimize such risk,
C	ensuring effective use of audit resources, and
C	preparing and supervising SEC reporting requirements.

The audit committee currently consists of Messrs. Patrick Healy, Thomas P. Eagan and John D’Antona, all of whom are the independent members of our board as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards.  The audit committee met three (3) times during the last fiscal year ended June 30, 2003.

Compensation Committee

       The compensation committee attends to and reports to the board with respect to the appropriate compensation of directors and executive officers.  The committee is also responsible for administering our employee benefit plans.  The current members are Messrs. Geoffrey W. Ramsey, Thomas P. Eagan and John D’Antona.  During the fiscal year ended June 30, 2003, the compensation committee held two (2) meetings.

Compliance with Section 16(a) of the Exchange Act

       To our knowledge, during the fiscal year ended June 30, 2003, our ten percent shareholders, officers and directors timely complied with all applicable filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended.  This statement is based solely on a review of the copies of such reports furnished to us by such reporting persons and their written representations that such reports accurately reflect all reportable transactions.

Item 10.          EXECUTIVE COMPENSATION

Summary Compensation Table

SUMMARY COMPENSATION TABLE
Annual Compensation					Long Term Compensation
					Awards		Pay- outs
(a) Name And Principal Position	(b) Year(1)	(c) Salary ($)	(d) Bonus ($)	(e) Other Annual Compen- sation ($)(2)	(f) Restricted Stock Award(s) ($)	(g) Options/ SARs (#)	(h) LTIP Pay- outs ($)	(i) All Other Compen- sation ($)(3)

Geoffrey W. Ramsey President and CEO	2003 2002 2001	$154,000 $147,000 $140,000	$ -0- $ -0- $ -0-	$6,500 $6,500 $6,500	0 0 0	50,000 50,000 20,000	0 0 0	$19,300 $19,300 $19,300

David J. Murphy Vice President and CFO	2003 2002 2001	$149,000 $141,750 $135,000	$ -0- $ -0- $ -0-	$6,500 $6,500 $6,500	0 0 0	50,000 50,000 20,000	0 0 0	$12,500 $12,500 $12,500

Gilbert Rossomando President of Lindley	2003 2002 2001	$149,000 $142,000 $135,000	$ -0- $ -0- $ -0-	$6,500 $6,500 $6,500	0 0 0	18,000 18,000 12,000	0 0 0	$12,500 $12,500 $12,500

Mark Cerreta Executive Vice President of Lindley	2003 2002 2001	$149,000 $142,000 $135,000	$ -0- $ -0- $ -0-	$6,500 $6,500 $6,500	0 0 0	18,000 18,000 12,000	0 0 0	$12,500 $12,500 $12,500

(1)	Periods presented are for the fiscal years ended June 30, 2003, June 30, 2002 and June 29, 2001.
(2)	Host gives Messrs Ramsey, Murphy, Rossomando and Cerreta a car allowance valued at approximately $6,500 per year.
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

Employment Contracts

       We have employment agreements with Messrs. Ramsey and Murphy for five years which commenced February 12, 2002.  Under the terms of the agreements, Messrs. Ramsey and Murphy receive initial annual salaries of $154,000 and $149,000, respectively, which may be increased from time to time by our compensation committee or by the board of directors.  Their salaries will not be decreased without their consent.  Both individuals receive an expense account, an automobile expense account, related business expenses and all benefits afforded other employees. Host also provides health, disability and life insurance to Messrs. Ramsey and Murphy.  On July 28, 2003, the annual salaries of Messrs Ramsey and Murphy were increased to $162,000 and $156,000, respectively.

       Effective August 1, 2000, we entered into four (4) year employment agreements with Gilbert Rossomando and Mark Cerreta, the President and Executive Vice President of Lindley, Host’s wholly-owned subsidiary.  Messrs. Rossomando and Cerreta each receive a base salary of $149,000 a year and benefits, including a car allowance and health and disability insurance.  The salaries of Messrs. Rossomando and Cerreta were increased to $156,000 on July 28, 2003 in accordance with the terms of their employment agreements.

       On March 28, 2002, we entered into a three-year employment agreement with the President of SelectForce, Inc., Tammi Didlot.  The terms of the contract provide an expense account and health and disability insurance.  In accordance with the terms of her contract, Ms. Didlot was entitled to an initial salary of $82,240 and her salary was increased to $86,500 on May 17, 2003.  She is also eligible to receive incentive bonuses based upon the performance of the SelectForce operations.

2003 Stock Option Plan

       On September 12, 2002, the Board of Directors of Host adopted the 2003 Stock Option Plan (the “2003 Plan”) and the 2003 Plan was approved by Host’s shareholders at its 2003 Annual Meeting.  The purpose of the 2003 Plan is to provide a means whereby directors and selected employees, officers, agents, consultants and independent contractors of Host or of any parent or subsidiary thereof, each as defined through reference to a 50% ownership threshold, may be granted incentive stock options and/or nonqualified stock options to purchase shares of common stock in order to attract and retain the services or advice of such directors, employees, officers, agents, consultants, and independent contractors and to provide an additional incentive for such persons to exert maximum efforts for the success of Host and its affiliates by encouraging stock ownership in Host.

Description of the 2003 Plan

       The maximum number of shares of common stock with respect to which awards may be presently granted pursuant to the 2003 Plan is five hundred thousand (500,000) shares.  Shares issuable under the 2003 Plan may be either treasury shares or authorized but unissued shares.  The number of shares available for issuance will be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or other changes in the capitalization of Host.

       Subject to compliance with Rule 16b-3 of the Securities Exchange Act of 1934 (the “Exchange Act”), the 2003 Plan is administered by the Board of Directors of Host (the “Board”) or, in the event the Board shall appoint and/or authorize a committee, such as the Compensation Committee, of two or more members of the Board to administer the 2003 Plan, by such committee (the “Plan Administrator”).  Except for the terms and conditions explicitly set forth in the 2003 Plan, and subject to applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”) the Plan Administrator shall have the authority, in its discretion, to determine all matters relating to the options to be granted under the Plan, including, without limitation, selection of whether an option will be an incentive stock option or a nonqualified stock option, selection of the individuals to be granted options, the number of shares to be subject to each option, the exercise price per share, the timing of grants and all other terms and conditions of the options.

Stock Options Granted to Executive Officers During Last Fiscal Year

       The following table sets forth certain information regarding grants of stock options to our executive officers listed in the summary compensation table who received stock options during fiscal year 2003.  The fair value of the option grant was estimated on the date of the grant based on the then market price of Host’s common stock. None of the following options have been exercised.

Name (a)	Number of Secu- rities Underlying Options/SARs Granted (#) (b)	Percent Of Total Options/SARs Granted To Employees In Fiscal Year (c)	Exercise Of Base Price ($/Sh) (d)	Expiration Date (e)

Geoffrey W. Ramsey..................	50,000	23.5%	$2.00	3/26/13
David J. Murphy.........................	50,000	23.5%	$2.00	3/26/13
Gilbert Rossomando...................	18,000	8.5%	$2.00	3/26/13
Mark Cerreta................................	18,000	8.5%	$2.00	3/26/13

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

       The following table sets forth certain information with respect to stock options exercised by our executive officers listed in the summary compensation table during fiscal year 2003.  In addition, the table sets forth the number of shares covered by unexercised stock options held by such executive officers as of June 30, 2003 and the value of “in-the-money” stock options which represent the positive spread between the exercise price of a stock option and the market price of the shares subject to such option as of June 30, 2003.

Name (a)	Shares Acquired On Exercise (b)	Value Realized ($) (c)	Number Of Unexercised Securities Underlying Options/SARs At FY-End (#) Exercisable/ Unexercisable (d)	Value Of Unexercised In-The-Money At FY-End ($) Exercisable/ Unexercisable (e)

Geoffrey W. Ramsey..................	0	0	180,000/0	$9,000/0
David J. Murphy.........................	0	0	180,000/0	$9,000/0
Gilbert Rossomando...................	0	0	48,000/0	$3,240/0
Mark Cerreta................................	0	0	48,000/0	$3,240/0

Item 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership Of Certain Beneficial Owners

        The following table sets forth certain information regarding persons known to the Company to beneficially own five percent or more of the common stock or Series B preferred stock as of September 22, 2003. This information is based upon filings made by such persons with the Securities and Exchange Commission (the "SEC") and upon information provided to the Company. Beneficial ownership is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options or warrants held by that person that are currently exercisable or that are or may become exercisable within 60 days of September 22, 2003 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and under applicable community property laws, each shareholder named in the table has sole voting and dispositive power with respect to the shares set forth opposite the shareholder’s name.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common and Preferred Stock Outstanding
Roger Lockhart P.O. Box 10 Beaver, AR 72613	715,397	(1)	22.34%

(1)

Mr. Lockhart is the beneficial owner of 392,330 shares of common stock, 266,667 shares of Series B preferred stock and 8,300 publicly-traded warrants to purchase 8,300 shares of common stock.  Mr. Lockhart’s wife owns 48,100 publicly-traded warrants to purchase 48,100 shares of common stock.  Mr. and Mrs. Lockhart’s publicly-traded warrants were acquired on the open market at varying times and for varying prices.  The publicly-traded warrants are exercisable until July 21, 2005 at an exercise price of $5.50 per share.  This table does not include 99,120 warrants to purchase 99,120 shares of common stock, at an exercise price of $2.00 per share that were issued pursuant to a private offering and are exercisable beginning December 31, 2003 and expire January 31, 2008.

Security Ownership Of Management

       The following table sets forth certain information as of September 22, 2003, regarding the common stock and Series B preferred stock beneficially owned by each director, nominee for director, each executive officer and all directors and executive officers as a group. Beneficial ownership is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options or warrants held by that person that are currently exercisable or that are or may become exercisable within 60 days of September 22, 2003 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and under applicable community property laws, each shareholder named in the table has sole voting and dispositive power with respect to the shares set forth opposite the shareholder’s name.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common and Preferred Stock Outstanding
Geoffrey W. Ramsey and Debra Ramsey c/o Host America Corporation Two Broadway Hamden, CT 06518	426,850 (1)	12.62%
David J. Murphy c/o Host America Corporation Two Broadway Hamden, CT 06518	422,100 (2)	12.48%
Anne L. Ramsey c/o Host America Corporation Two Broadway Hamden, CT 06518	45,577 (3)	1.40%
Thomas P. and Irene Eagan c/o Host America Corporation Two Broadway Hamden, CT 06518	126,000 (4)	3.90%
Patrick J. Healy c/o Host America Corporation Two Broadway Hamden, CT 06518	40,000 (5)	1.23%
John D’Antona c/o Host America Corporation Two Broadway Hamden, CT 06518	39,074 (6)	1.21%
Gilbert Rossomando c/o Host America Corporation Two Broadway Hamden, CT 06518	129,061 (7)	3.97%
Mark Cerreta c/o Host America Corporation Two Broadway Hamden, CT 06518	135,228 (8)	4.16%
Tammi Didlot c/o Host America Corporation Two Broadway Hamden, CT 06518	22,675 (9)	*
All Directors and Executive Officers as a Group (9 persons)	1,386,565	40.97%

*	Less than 1%.
(1)

Mr. Ramsey is the beneficial owner of 246,850 shares of common stock and options to purchase 180,000 shares of common stock.  Mr. Ramsey’s 180,000 options include the following options to purchase common stock, all of which are exercisable for a period of ten years from the date of issuance: (i) 5,000 options, exercisable at $5.00 per share, issued on August 10, 1997; (ii) 30,000 options, exercisable at $2.25 per share, issued on July 28, 1999; (iii) 25,000 options, exercisable at $4.00 per share, issued on May 17, 2000; (iv) 20,000 options, exercisable at $2.69 per share, issued on December 4, 2000; (v) 50,000 options, exercisable at $2.45 per share, issued on February 12, 2002; and (vi) 50,000 options, exercisable at $2.00 per share, issued on March 26, 2003.  This table does not include 7,080 warrants to purchase 7,080 shares of common stock, at an exercise price of $2.00 per share that were issued pursuant to a private offering and are exercisable beginning December 31, 2003 and expire January 31, 2008.

(2)

Mr. Murphy is the beneficial owner of 242,100 shares of common stock and options to purchase 180,000 shares of common stock.  Mr. Murphy’s 180,000 options include the following options to purchase common stock, all of which are exercisable for a period of ten years from the date of issuance: (i) 5,000 options, exercisable at $5.00 per share, issued on August 10, 1997; (ii) 30,000 options, exercisable at $2.25 per share, issued on July 28, 1999; (iii) 25,000 options, exercisable at $4.00 per share, issued on May 17, 2000; (iv) 20,000 options, exercisable at $2.69 per share, issued on December 4, 2000; (v) 50,000 options, exercisable at $2.45 per share, issued on February 12, 2002; (vi) 50,000 options, exercisable at $2.00 per share, issued on March 26, 2003. This table does not include 7,080 warrants to purchase 7,080 shares of common stock, at an exercise price of $2.00 per share that were issued pursuant to a private offering and are exercisable beginning December 31, 2003 and expire January 31, 2008.

(3)

Ms. Ramsey is the beneficial owner of 577 shares of common stock and options to purchase 45,000 shares of common stock.  Ms. Ramsey’s 45,000 options include the following options to purchase common stock, all of which are exercisable for a period of ten years from the date of issuance: (i) 1,000 options, exercisable at $5.00 per share, issued on August 10, 1997; (ii) 10,000 options, exercisable at $2.25 per share, issued on July 28, 1999; (iii) 8,750 options, exercisable at $4.00 per share, issued on May 15, 2000; (iv) 5,000 options, exercisable at $2.69 per share, issued on December 4, 2000; (v) 7,500 options, exercisable at $2.45 per share, issued on February 12, 2002; and (vi) 12,750 options, exercisable at $2.00 per share, issued on March 26, 2003.

(4)

Mr. Eagan is the beneficial owner of 100,000 shares of common stock and options to purchase 26,000 shares of common stock.  Mr. Eagan’s 26,000 options include the following options to purchase common stock, all of which are exercisable for a period of ten years from the date of issuance: (i) 1,000 options, exercisable at $5.00 per share, issued on August 10, 1997; (ii) 8,750 options, exercisable at $4.00 per share, issued on May 17, 2000; (iii) 3,500 options, exercisable at $2.69 per share, issued on December 4, 2000; and (iv) 12,750 options, exercisable at $2.00 per share, issued on March 26, 2003.

(5)

Mr. Healy is the beneficial owner of 1,000 shares of common stock and options to purchase 39,000 shares of common stock.  Mr. Healy’s 39,000 options include the following options to purchase common stock, all of which are exercisable for a period of ten years from the date of issuance: (i) 5,000 options, exercisable at $2.25 per share, issued on July 28, 1999; (ii) 8,750 options, exercisable at $4.00 per share, issued on May 17, 2000;  (iii) 5,000 options, exercisable at $2.69 per share, issued on December 4, 2000; (iv) 7,500 options, exercisable at $2.45 per share, issued on February 12, 2002; and (v) 12,750 options, exercisable at $2.00 per share, issued on March 26, 2003.  This table does not include 14,160 warrants to purchase 14,160 shares of common stock, at an exercise price of $2.00 per share that were issued pursuant to a private offering and are exercisable beginning December 31, 2003 and expire January 31, 2008.

(6)

Mr. D’Antona is the beneficial owner of 74 shares of common stock and options to purchase 39,000 shares of common stock.  Mr. D’Antona’s 39,000 options include the following options to purchase common stock, all of which are exercisable for a period of ten years from the date of issuance: (i) 5,000 options, exercisable at $2.25 per share, issued on July 28, 1999; (ii) 8,750 options, exercisable at $4.00 per share, issued on May 17, 2000; (iii) 5,000 options, exercisable at $2.69 per share, issued on December 4, 2000; (iv) 7,500 options, exercisable at $2.45 per share, issued on February 12, 2002; and (v) 12,750 options, exercisable at $2.00 per share, issued on March 26, 2003.

(7)

Mr. Rossomando is the beneficial owner of 81,061 shares of common stock and options to purchase 48,000 shares of common stock.  Mr. Rossomando’s 48,000 options include the following options to purchase common stock, all of which are exercisable for a period of ten years from the date of issuance: (i) 12,000 options, exercisable at $2.69 per share, issued on December 4, 2000; (ii) 18,000 options, exercisable at $2.45 per share, issued on February 12, 2002; and (iii) 18,000 options, exercisable at $2.00 per share, issued on March 26, 2003.

(8)

Mr. Cerreta is the beneficial owner of 87,228 shares of common stock and options to purchase 48,000 shares of common stock.  Mr. Cerreta’s 48,000 options include the following options to purchase common stock, all of which are exercisable for a period of ten years from the date of issuance: (i) 12,000 options, exercisable at $2.69 per share, issued on December 4, 2000; (ii) 18,000 options, exercisable at $2.45 per share, issued on February 12, 2002; and (iii) 18,000 options, exercisable at $2.00 per share, issued on March 26, 2003.

(9)

Ms. Didlot is the beneficial owner of 4,675 shares of Host common stock and options to purchase 18,000 shares of common stock.  Ms. Didlot’s options are exercisable for a period of ten years from the date of issuance, are exercisable at $2.00 per share and were issued on March 26, 2003.

Changes in Control

       As disclosed elsewhere in this report, on September 24, 2003, Host entered into a merger agreement with GlobalNet Energy Investors, Inc. pursuant to which GlobalNet will become a wholly-owned subsidiary of Host.  The merger agreement provides that at closing, Host will issue to the GlobalNet shareholders an aggregate of 250,000 shares of Host’s “restricted” common stock.  In addition, the agreement provides that the GlobalNet shareholders will be issued additional shares of Host’s “restricted” common stock through March 31, 2007 if GlobalNet achieves certain performance goals specified in the merger agreement.  The issuance of additional shares to the former GlobalNet shareholders could result in a change in control of Host.

Securities Authorized for Issuance under Equity Compensation Plans

       The information required pursuant to Item 201(d) of Regulation S-B can be found under Item 5 of this report.

Item 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       We lease approximately 3,000 square feet of office space in Bridgeport, Connecticut for our wholly-owned subsidiary, Lindley Food Services, Inc. from Gilbert Rossomando, the President of Lindley and a director, and Mark Cerreta, the Executive Vice President of Lindley and a principal shareholder.  The rent on the lease is $3,000 per month.  We believe this is a competitive lease rate for similar real estate in Bridgeport, Connecticut area where the office is located.   All future transactions with management must be reviewed and approved by all of Host’s independent directors.

       On July 11, 2001, Host received a $150,000 loan from SelectForce pursuant to the terms of a promissory note executed by the parties.  The promissory note bears interest at the rate of 9.25% per annum and was payable in full by Host on December 28, 2001, but was extended to June 30, 2002.  The loan to Host was made independent from the merger, although it was made to assist Host with working capital and other expenses incurred in connection with the merger.  Upon consummation of the merger, SelectForce and Host agreed to extend the due date on the note indefinitely.

       From November 1, 2002 through February 28, 2003, Host privately placed 59 Units at $25,000 per Unit, each Unit consisting of one 12% unsecured promissory note in the amount of $25,000 due January 31, 2008 and 7,080 warrants to purchase 7,080 shares of Host’s common stock at an exercise price of $2.00, exercisable from December 31, 2003 to January 31, 2008.  The Units were offered and sold on a best efforts basis by officers and directors of Host and by View Trade Securities, Inc., a licensed NASD broker-dealer.  View Trade Securities, Inc. received a commission of 10% of the gross proceeds from the Units sold by it (commission payments totaled $122,500).  Roger Lockhart, a registered representative of View Trade Securities, Inc., is a major shareholder of Host.  Officers and directors of Host did not receive any commission or other remuneration for Units sold by them.  Of the 59 Units sold, officers, directors and affiliates, including Mr. Lockhart, purchased a total of 18 Units for a purchase price of $450,000.

       On August 11, 2003, Host privately offered and sold 266,667 shares of its newly created Series B convertible preferred stock to Roger Lockhart, a major shareholder, for an aggregate purchase price of $400,000, or $1.50 per share.  The preferences and conversion rights of the Series B convertible preferred stock are disclosed elsewhere in this report.

       In September 2003, Messrs. Rossomando and Cerreta, the President and Executive Vice President of our Lindley subsidiary, notified us that they would be electing to exercise a portion of their earnings interest in the Lindley profits, which they are entitled to pursuant to the share purchase agreement between Host and Lindley.  Host will pay to Messrs. Rossomando and Cerreta, in the aggregate, $141,600.  Host and Messrs. Rossomando and Cerreta are currently in the process of negotiating the payment terms.  Amounts due to Messrs. Rossomando and Cerreta in conjunction with the Earnout EBITA, totaled $248,700 and $231,100 as of June 30, 2003 and 2002, respectively, is considered to be additional purchase price and therefore has been recorded as goodwill and is reflected as a component of accrued expense in the accompanying consolidated balance sheets.  The Company is repaying this obligation in monthly installments of $10,000 plus 12% interest.

Item 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:

1.1	Form of Underwriting Agreement between the Company and Barron Chase Securities, Inc.(1)

1.2	Form of Selected Dealers Agreement.(1)

1.3	Form of Underwriter’s Warrant Agreement and Form of Warrant Certificate.(1)

3.1	Certificate of Incorporation dated July 31, 1986 and Amendments thereto.(1)

3.2	Bylaws.(1)

3.3	Form of Specimen Common Stock Certificate.(1)

3.4	Form of Specimen Warrant Certificate.(1)

4.0	Warrant Agreement between the Company and American Securities Stock Transfer, Inc.(1)

10.1	Agreement of Manual and Vending Food and Refreshment Service between Oxford Health Plans and the Company dated December 28, 1993.(1)

10.2	Agreement for Cafeteria and Special Events Food and Vending Services with Pitney Bowes, Inc. and the Company dated June 26, 1995.(1)

10.3	Agreement of Manual and Vending Food and Refreshment Service with James River Paper Company, Inc. and the Company dated July 13, 1990.(1)

10.4	Agreement for Banquet Food and Beverage Services between the Town of Hamden and the Company dated June 18, 1997.(1)

10.5	Employment Agreement between the Company and Geoffrey W. Ramsey.(1)

10.6	Employment Agreement between the Company and David J. Murphy.(1)

10.7	Form of Financial Advisory Agreement.(1)

10.8	Form of Merger and Acquisition Agreement.(1)

10.9	Agreement with Bloomingdales By Mail and the Company dated January 1998.(1)

10.10	Agreement with New Leaf Cafe and the Company dated March 1998.(1)

10.11	Agreement with Tyco Submarine Systems Ltd. and the Company dated March 24, 1998.(1)

10.12	Agreement with Tyco Submarine Systems Ltd. and the Company dated May 1, 1998.(1)

10.13	Agreement between RivCan and the Company dated August 3, 1998.(2)

10.14	Adoption Agreement to the Host America Corporation Defined Contribution and Trust Agreement Form 401(K) Plan.(3)

10.15	Agreement for Food Services with Casual Corner Group, Inc. and the Company dated October 30, 1998.(5)

10.16	Food Services Agreement with The Stanley Works and the Company dated August 20, 1999.(5)

10.17	Share Purchase Agreement between Host America Corporation, Lindley Food Service Corporation, and Gilbert J. Rossomando and Mark J. Cerreta, dated July 31, 2000.(4)

10.18	Non-Competition, Non-Solicitation and Employment Agreement between Host America Corporation and Gilbert J. Rossomando, August 1, 2000. (4)

10.19	Non-Competition, Non-Solicitation and Employment Agreement between Host America Corporation and Mark J. Cerreta, dated August 1, 2000. (4)

10.20	Registration Rights Agreement between Host America Corporation and Gilbert J. Rossomando and Mark J. Cerreta, dated July 31, 2000. (4)

10.21	Agreement for Food Service with Crown Milford LLC dated August 20, 1999.(6)

10.22	Agreement for Food Services with Priceline.com Incorporated dated November 15, 1999.(6)

10.23	Agreement for Food Services with Trumpf, Inc. dated September 30, 1999. (6)

10.24	Agreement for Food Services with Munson Road, LLC dated February 17, 2000.(6)

10.25	Lease Agreements with Metro Four Associates dated September 30, 1999.(6)

10.26	Letter of Intent between Host America Corporation and SelectForce Incorporated dated March 15, 2001.(7)

10.27	Asset Purchase Agreement between Host America Corporation, Contra-Pak, Inc. and James Hairston, dated August 30, 2001.(8)

10.28	Non-Competition, Non-Solicitation and Employment Agreement between Lindley Food Service Corporation and James Hairston, dated August 30, 2001.(8)

10.29	Agreement for Food Services with JDS Uniphase dated August 3, 2000.(9)

10.30	Agreement for Food Services with Tellium, Inc. dated January 9, 2001.(9)

10.31	Agreement for Food Services with American National Red Cross Blood Services Region dated April 2, 2001.(9)

10.32	Agreement for Food Services with Goodwill Industries of Western Connecticut dated April 6, 2001.(9)

10.33	Agreement for Food Services with Lucent Technologies dated May 14, 2001.(9)

10.34	Merger Agreement between Host America Corporation and SelectForce, Inc., dated October 26, 2001.(10)

10.35	Agreement for Food Services with Harbor Park Associates dated August 10, 2001.(11)

10.36	Agreement for Food Services with New England Business Services dated October 1, 2001 (New Hampshire).(12)

10.37	Agreement for Food Services with New England Business Services dated October 1, 2001 (Massachusetts).(12)

10.38	Agreement for Food Services with Armstrong Park Associates dated October 1, 2001. (12)

10.39	Agreement for Food Services with Ames Merchandise Corporation dated October 29, 2001.(12)

10.40	Agreement for Food Services with Merritt Crossing at 440 Wheelers Farm Road, L.L.C. (12)

10.41	Non-Competition and Employment Agreement between Host America Corporation and Tammi Didlot dated March 28, 2002.(10)

10.42	Non-Competition, Confidentiality and Non-Solicitation Agreement between Host America Corporation and Roger Lockhart dated March 28, 2002.(10)

10.43	Stratford YMCA Head Start Program dated January 2, 2002. (13)

10.44	Naugatuck Board of Education/Naugatuck Head Start Program dated February 2, 2002. (13)

10.45	Boston School Department for purchase of emergency and replacement meals and sandwiches for the food services department dated April 23, 2002.(13)

10.46	Food Preparation Agreement between Lifestream Services Inc. and Lindley Food Service Corp. dated July 1, 2002.(14)

10.47	Emergency Food Preparation Agreement between Host America Corporation/Lindley Food Service Corp and Suburban Boston Consortium of Elder Nutrition Programs dated March 17, 2003.(15)

10.48	Modification and Reaffirmation Agreement with Webster Bank dated July 31, 2003.(16)

10.49	Letter of Intent between Host America Corporation and GlobalNet Energy Investors, Inc. dated August 6, 2003.(17)

10.50	Merger Agreement dated September 24, 2003.(18)

31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

________________

(1)

The documents identified are incorporated by reference from the Company’s Registration Statement on Form SB‑2  (No. 333‑50673).  Additional amendments to the Company’s Articles of Incorporation as listed in Exhibit 3.1 are incorporated by reference from the Company’s definitive proxy materials on Schedule 14A filed on March 25, 1999; definitive proxy material on Schedule 14A filed on October 17, 2000; and the Company’s August 13, 2003 Form 8-K.

(2)	The documents identified are incorporated by reference from the Company’s Form 10-KSB dated June 28, 1998.
(3)	The documents identified are incorporated by reference from the Company’s January 4, 1999 Form S-8.
(4)	The documents identified are incorporated by reference from the Company’s July 31, 2000 Form 8-K.
(5)	The documents identified are incorporated by reference from the Company’s Form 10-KSB dated June 25, 1999.
(6)	The documents identified are incorporated by reference from the Company’s Form 10-KSB dated June 30, 2000.
(7)	The documents identified are incorporated by reference from the Company’s March 16, 2001 Form 8-K.
(8)	The documents identified are incorporated by reference from the Company’s August 30, 2001 Form 8-K.
(9)	The documents identified are incorporated by reference from the Company’s June 29, 2001 Form 10-KSB.
(10)	The documents identified are incorporated by reference from the Company’s March 28, 2002 Form 8-K.
(11)	The document identified is incorporate by reference from the Company’s September 28, 2001 Form 10-QSB.
(12)	The documents identified are incorporated by reference from the Company’s December 28, 2001 Form 10-QSB.
(13)	The documents identified are incorporated by reference from the Company’s March 29, 2002 Form 10-QSB.
(14)	The document identified is incorporate by reference from the Company’s September 30, 2002 Form 10-QSB.
(15)	The document identified is incorporate by reference from the Company’s March 31, 2003 Form 10-QSB.
(16)	The document identified is incorporated by reference from the Company’s July 31, 2003 Form 8-K.
(17)	The document identified is incorporated by reference from the Company’s August 6, 2003 Form 8-K.
(18)	The document identified is incorporated by reference from the Company’s September 24, 2003 Form 8-K.

(b)       Reports on Form 8-K filed during last quarter of period covered by this report:

(1)

On April 11, 2003, we filed on Form 8-K reporting the extension of the expiration date of the 1,150,000 warrants to purchase common stock that were issued on July 21, 1998.  The board of directors extended the expiration date until July 21, 2005.  We reported this information pursuant to Item 5.

(2)	On May 6, 2003, we filed on Form 8-K reporting the status of our negotiations with Webster Bank as it related to our line of credit. The information was reported pursuant to Item 5.

Item 14.          CONTROLS AND PROCEDURES

       Please refer to disclosure provided under Item 8A of Part II of this report.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOST AMERICA CORPORATION

September 29, 2003	By: /s/ GEOFFREY W. RAMSEY
Geoffrey W. Ramsey
President, Chief Executive Officer and Director

September 29, 2003	By: /s/ DAVID J. MURPHY
David J. Murphy
Executive Vice President, Chief Financial and
Accounting Officer and Director

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ANNE L. RAMSEY	Secretary and Director	September 29, 2003
Anne L. Ramsey

/s/ THOMAS P. EAGAN, JR.	Director	September 29, 2003
Thomas P. Eagan, Jr.

/s/ PATRICK J. HEALY	Director	September 29, 2003
Patrick J. Healy

/s/ JOHN D’ANTONA	Director	September 29, 2003
John D’Antona

/s/ GILBERT ROSSOMANDO	Director	September 29, 2003
Gilbert Rossomando

/s/ TAMMI DIDLOT	Director	September 29, 2003
Tammi Didlot

INDEX TO FINANCIAL STATEMENTS

Page

Independent Auditors’ Report............................................................................	F-1, F-2

Consolidated Balance Sheets, June 30, 2003 and 2002......................................	F-3

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), Years ended June 30, 2003 and 2002........................................	F-4

Consolidated Statements of Changes in Stockholders’ Equity, Years ended June 30, 2003 and 2002....................................................................................	F-5

Consolidated Statements of Cash Flows, Years ended June 30, 2003 and 2002...........................................................................................................	F-6

Notes to Consolidated Financial Statements.......................................................	F-7 – F-27

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
  Host America Corporation

We have audited the accompanying consolidated balance sheet of Host America Corporation and subsidiaries (the Company) as of June 30, 2003, and the related consolidated statements of loss and comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Host America Corporation and subsidiaries as of June 30, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Carlin, Charron & Rosen, LLP
Glastonbury, Connecticut
September 24, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
  Host America Corporation

We have audited the accompanying consolidated balance sheet of Host America Corporation and subsidiaries (the Company) as of June 30, 2002, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Host America Corporation and subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

DiSanto, Bertoline & Company, P.C.
Glastonbury, Connecticut
August 20, 2002
HOST AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND 2002
ASSETS
	2003	2002
CURRENT ASSETS
Cash
$               574,528

$               648,625

Accounts receivable, net of allowance for doubtful accounts of $23,000 and $15,000 as of June 30, 2003 and 2002, respectively	2,679,938	3,019,798
Inventory	655,688	617,156
Prepaid expenses and other	350,200	313,099
Total current assets	4,260,354	4,598,678

PROPERTY AND EQUIPMENT, net	780,787	859,774

OTHER ASSETS
Other	157,407	70,928
Customer lists, net	711,949	785,324
Goodwill	5,280,800	5,260,200
	6,150,156	6,116,452
	$ 11,191,297	$ 11,574,904

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Demand note payable	$ 424,889	$ 1,437,889
Current portion of long-term debt	426,612	1,596,291
Interest rate swap	29,099	80,277
Accounts payable	1,875,543	1,925,571
Accrued expenses and other	802,353	761,174
Total current liabilities	3,558,496	5,801,202

LONG-TERM LIABILITIES
Long-term debt, less current portion included above	960,820	56,796
Subordinated debt	1,084,400	-
	2,045,220	56,796
Total liabilities	5,603,716	5,857,998

COMMITMENTS (NOTE 13)	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 2,000,000 shares authorized	700	700
Common stock, $.001 par value, 80,000,000 shares authorized	2,183	2,173
Additional paid-in capital	11,339,406	10,879,761
Deficit
             (5,725,609)

             (5,085,451)

Accumulated other comprehensive loss	(29,099)	(80,277)
Total stockholders’ equity	5,587,581	5,716,906
	$ 11,191,297	$ 11,574,904

The accompanying notes are an integral part of these consolidated financial statements.
HOST AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

	2003	2002

NET REVENUES
$                25,198,585

$                24,370,150

OPERATING COSTS AND EXPENSES

        Food and paper products

                   11,178,694

                   11,054,915

        Labor and benefits

                     9,658,017

                     9,793,231

        Contracted services

                     1,151,248

                        301,476

        Depreciation and amortization

                        429,593

                         419,018

        Other

                     2,649,450

                     2,368,842

        Impairment charge

                        121,000

                                   -

        Bank and related fees

                        261,594

                           52,372

                   25,449,596

                   23,989,854

                 Income (loss) from operations

                       (251,011)

                        380,296

 OTHER INCOME (EXPENSE)

         Other income

                             1,655

                            6,818

         Interest expense

                      (352,802)

                      (281,029)

                      (351,147)

                      (274,211)

                 Income (loss) before provision for
                      income taxes

                      (602,158)

                        106,085

 PROVISION FOR INCOME TAXES

                          38,000

                          36,000

                 Net income (loss)

                       (640,158)

                           70,085

 OTHER COMPREHENSIVE INCOME, before tax

         Interest rate swap adjustments:

                 Unrealized loss on agreement

                        (24,755)

                        (60,892)

                 Reclassification adjustment for losses included

                     in net income (loss)

                          75,933

                          92,183

         Other comprehensive income, net of tax

                          51,178

                          31,291

        Comprehensive income (loss)

 $                   (588,980)

 $                     101,376

 Net income (loss) per common share

 $                         (0.29)

 $                           0.04

 WEIGHTED AVERAGE SHARES OUTSTANDING

                    2,178,234

                     1,644,288

The accompanying notes are an integral part of these consolidated financial statements.

 HOST AMERICA CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

 FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

 Accumulated

 Additional

 Other

 Total

 Preferred Stock

 Common Stock

 Paid - in

 Comprehensive

 Stockholders’

 Shares

 Amount

 Shares

 Amount

 Capital

 Deficit

 Income (Loss)

 Equity

 Balance, June 29, 2001

            700,000

 $               700

        1,412,944

 $             1,413

 $      8,770,088

 $    (5,155,536)

 $       (111,568)

 $     3,505,097

 Issuance of common stock:
   For employee incentives

                       -

                       -

                  292

                      -

                   876

                      -

                       -

                  876

   For employee benefit plan

                       -

                       -

               3,390

                      3

               9,554

                      -

                        -

               9,557

   In connection with Contra-
      Pak asset purchase

                       -

                       -

             56,911

                    57

            139,943

                      -

                       -

             140,000

   In connection with Select-
      force acquisition

                       -

                       -

           700,000

                  700

         1,959,300

                      -

                       -

         1,960,000

 Comprehensive income

                       -

                       -

                       -

                       -

                       -

             70,085

              31,291

            101,376

 Balance, June 30, 2002

            700,000

                    700

        2,173,537

               2,173

       10,879,761

       (5,085,451)

             (80,277)

         5,716,906

   Issuance of common stock:

   For employee benefit plan

                       -

                        -

               9,807

                    10

              25,645

                      -

                       -

              25,655

   Value assigned to warrants
      in connection with
      private placement of
      subordinated debt

                        -

                       -

                      -

                      -

            434,000

                      -

                       -

            434,000

 Comprehensive loss

                       -

                       -

                        -

                       -

                       -

          (640,158)

              51,178

          (588,980)

 Balance, June 30, 2003

            700,000

 $               700

         2,183,344

 $            2,183

 $    11,339,406

 $    (5,725,609)

 $         (29,099)

 $      5,587,581

The accompanying notes are an integral part of these consolidated financial statements.

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

 2003

 2002

 CASH FLOWS FROM OPERATING ACTIVITIES

         Net income (loss)

 $                    (640,158)

 $                       70,085

         Adjustments to reconcile net income (loss) to net cash
                 provided by operating activities:

                         Depreciation and amortization

                        429,593

                        419,018

                         Goodwill impairment charge

                        121,000

                                   -

                         Accretion of discount on private placement warrants

                           43,400

                                   -

                         401K expense pursuant to stock issuance

                          25,655

                          10,433

                         Loss on disposal of property and equipment

                            6,282

                                318

         Changes in operating assets and liabilities:

                         Decrease (increase) in accounts receivable

                        339,860

                      (152,194)

                         (Increase) decrease in prepaid expenses and other

                         (27,001)

                        207,240

                         Increase in inventory

                         (38,532)

                        (49,914)

                         (Decrease) increase in accounts payable

                         (50,028)

                         245,483

                         (Decrease) increase in accrued expenses and other

                       (100,421)

                          29,404

                         Net cash provided by operating activities

                        109,650

                        779,873

 CASH FLOWS FROM INVESTING ACTIVITIES

         Proceeds from sale of equipment

                        137,940

                          77,199

         Net cash paid for businesses acquired

                                    -

                       (198,507)

         Purchases of property and equipment

                        (215,502)

                       (190,599)

                         Net cash used in investing activities

                         (77,562)

                       (311,907)

 CASH FLOWS FROM FINANCING ACTIVITIES

         Proceeds from subordinated debt

                       1,475,000

                                    -

         (Payments of) proceeds from demand note payable

                     (1,013,000)

                         395,000

         Principal payments of long-term debt

                       (439,064)

                        (549,418)

         Deferred financing costs

                       (129,121)

                         (25,000)

                         Net cash used in financing activities

                      (106,185)

                      (179,418)

 NET (DECREASE) INCREASE IN CASH

                         (74,097)

                        288,548

 CASH, beginning of year

                        648,625

                        360,077

 CASH, end of year

 $                     574,528

 $                     648,625

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

 Cash paid for businesses acquired is comprised of:

         Fair value of assets acquired

 $                                -

 $                  2,402,018

         Liabilities assumed

                                   -

                         103,511

         Purchase price, net of cash received

                     2,298,507

         Common stock issued for businesses acquired

                                   -

                    (2,100,000)

         Net cash paid for businesses acquired

 $                                 -

 $                     198,507

 Cash paid during the year for:

         Interest

 $                     298,701

 $                     286,391

         Income taxes

                          29,570

                          55,236

 Non-cash investing and financing activities:

         Equipment acquired through assumption of
                 notes payable and capital leases

                        173,410

                        106,153

         Goodwill recorded in connection with amount due to Sellers pursuant to Earnout EBITA provision of share purchase agreement

                        141,600

                        231,100

         Original issue discount assigned to warrants in connection with private placement

                        434,000

                                    -

The accompanying notes are an integral part of these consolidated financial statements.

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2003 AND 2002

 NOTE 1 -

 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 NATURE OF OPERATIONS

Host America Corporation (“Host”) was incorporated in Delaware on February 6, 1986 with the name University Dining Services, Inc.  On March 9, 1998, Host filed a certificate of amendment changing its name to
Host America Corporation, and during fiscal 1999 changed its state of incorporation from Delaware to Colorado.  Host is a contract food management organization, which specializes in providing management of corporate dining rooms and cafeterias and such ancillary services as special event catering and office coffee service to business and industry accounts located in the Northeast.  In July 2000, Host purchased all of the issued and outstanding shares of Lindley Food Service Corporation
(“Lindley”).  Lindley provides unitized meals primarily under fixed-price contracts for governmental programs in Connecticut and Massachusetts.  On August 30, 2001, Host acquired all of the assets of Contra-Pak, Inc.
(“Contra-Pak”).  Contra-Pak, operating as a division of Lindley, specializes in shelf stable meals for programs such as “meals-on-wheels” and disaster relief programs.  On March 28, 2002, Host purchased all of the issued and outstanding shares of Selectforce, Inc. (“Select”).  Select is a regional employment and drug screening company.

 PRINCIPLES OF CONSOLIDATION

The consolidated financial statements presented as of and for the years ended June 30, 2003 and 2002 include the accounts of Host and its wholly-owned subsidiaries Lindley and Select, (combined the
“Company”).  All material intercompany transactions and balances have been eliminated in consolidation.

 FISCAL YEAR

 In fiscal 2002, the Company changed its fiscal year end from the last Friday in June to June 30th.

 USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates.

 CASH AND CASH EQUIVALENTS

For the purpose of the statement of cash flows, the Company defines cash equivalents as highly liquid instruments with an original maturity of three months or less.  The Company had no cash equivalents at June 30,
2003 and 2002.

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2003 AND 2002

 NOTE 1 -

 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

 CUSTOMER LISTS

 The carrying values of the Lindley and Select customer lists are being amortized over their estimated useful lives of fifteen and seven years, respectively.

 GOODWILL

Effective July 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires companies to stop amortizing goodwill and certain intangible assets with indefinite useful lives.
Instead, goodwill and intangible assets deemed to have an indefinite useful life are subject to an annual review for impairment.

 REVENUE RECOGNITION

 The Company’s revenue is recognized at the point of sale of food and merchandise items, and upon delivery of service for catering, restaurant management, employment screening and other services.

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

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2003 AND 2002

 NOTE 1 -

 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

 NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share was computed based upon 2,178,234 and 1,644,288 weighted average shares outstanding during the years ended June 30, 2003 and June 30, 2002, respectively.  Dilutive earnings per share is not presented as the potentially dilutive convertible preferred stock, stock purchase options and warrants are anti-dilutive.  Convertible preferred shares subject to future dilution totaled 700,000.  Shares under stock purchase options totaled
700,850 and 488,350, and shares under warrants totaled 1,600,412 and 1,182,692 at June 30, 2003 and 2002, respectively.

 COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), which is reported on the accompanying consolidated statement of changes in stockholders’ equity as a component of accumulated other comprehensive income (loss), consists of net income (loss)
and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States of America, are excluded from net income (loss).  For the Company, comprehensive income (loss) consists of gains and losses on the Company’s interest rate swap.

 SEGMENT INFORMATION

 The Company’s primary operating segments are the management of corporate dining (Host), the preparation of unitized meals (Lindley) and employment screening services (Select).

 DERIVATIVE

The Company’s interest rate swap, which is carried at fair market value on the accompanying consolidated balance sheets, is used to manage liquidity and interest rate exposure (see Note 9).  The Company entered into this agreement with a major financial institution.

 STOCK COMPENSATION PLANS

The Company accounts for stock option awards granted to officers, directors and employees (collectively “employees”) under the recognition and measurement principles of Accounting Principles Board Opinion No. 25,
Accounting for Stock Issued to Employees (“APB 25”).  Under APB 25, no stock-based employee compensation cost is reflected in net income, as all options granted to employees under these plans have been granted at no less than fair market value on the date of grant.  The Company applies the disclosure only provisions of Financial Accounting Standards Board Statement (“SFAS”) No. 123, Accounting for Stock-based Compensation (“SFAS 123”) and SFAS No. 148, Accounting for
Stock-Based Compensation –Transition and Disclosure (“SFAS 148”) for such employee stock option awards.

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2003 AND 2002

 NOTE 1 -

 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 STOCK COMPENSATION PLANS (Continued)

Had compensation cost for the Company’s stock option plans been determined in accordance with the fair value-based method prescribed under SFAS 123, the Company’s net income (loss) and basic and diluted net income
(loss) per share would have approximated the pro forma amounts indicated below:

 2003

 2002

 Net income (loss) – as reported

 $

 (640,158)

 $

 70,085

 Deduct:  Total stock-based employee
   compensation determined under fair
   value based method for all awards,
   net of related tax effects

 (188,000)

 (141,213)

 Pro forma net loss

 $

 (828,158)

 $

 (71,128)

 Net income (loss) per common share,
   as reported

 $

 (.29)

 $

 .04

 Pro forma net loss per common share

 (.38)

 (.04)

The fair value of stock options used to compute pro forma net income (loss) and net income (loss) per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:  dividend yield of 0% for 2003 and 2002; expected volatility of 60% for 2003 and 86% for 2002; average risk-free interest rate of 3.4% for 2003 and 4.8% for 2002; and an expected option holding period of 10 years for 2003 and
2002.

 RECENT ACCOUNTING PRONOUNCEMENTS

During fiscal 2003, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) Nos. 146, Accounting for Costs Associated with Exit or Disposal Activities and 147, Acquisitions of Certain Financial Institutions – an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9, 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and 150, Accounting for Certain Financial
Instruments with Characteristics of Both Liabilities and Equity.  The Company is not impacted by these statements and does not expect their implementation to have a material impact on the Company’s financial statements.

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2003 AND 2002

 NOTE 2 -

 ACQUISITIONS

On August 30, 2001, the Company acquired all of the assets of Contra-Pak, Inc. (“Contra-Pak”), a food service company based in Dallas, Texas which specializes in shelf stable meals for “meals-on-wheels”
and disaster relief programs.  Contra-Pak’s assets were acquired for $159,635 in cash and 56,911 shares of “restricted” common stock. The Company entered into a three-year employment agreement with Contra-Pak’s former President.  The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased based upon their fair values at the date of acquisition.  The excess of the purchase price over the fair value of the assets acquired was approximately $279,000 and has been recognized as goodwill.

 The purchase price was allocated to the assets acquired (no liabilities were assumed) based upon their estimated fair values as follows:

 Property and equipment

   $20,870

 Goodwill

   278,765

 Total purchase price

 $299,635

On March 28, 2002, the Company purchased all of the issued and outstanding shares of Select for a total purchase price, including acquisition costs, of approximately $2,278,000. The Company issued 700,000 shares of
“restricted” common stock in exchange for all of the outstanding shares of Select.  Select is a regional employment and drug screening company. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $1,302,000 and has been recognized as goodwill.

 The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows:

 Cash

 $     278,684

 Accounts receivable

        182,846

 Other assets

        413,914

 Property and equipment

          10,662

 Customer list

        193,000

 Goodwill

     1,301,961

 Total assets purchased

     2,381,067

 Liabilities assumed

        103,511

 Total purchase price

 $  2,277,556

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2003 AND 2002

 NOTE 2 -

 ACQUISITIONS (Continued)

The following information reflects the pro forma results of operations of the Company for the year ended June 30, 2002 assuming the Contra-Pak and Selectforce acquisitions had occurred at the beginning of the year.  The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that might occur in the future or that would have occurred had the acquisitions of Contra-Pak and SelectForce been affected on July 1,
2001.

 2002
 (Pro Forma)

 Net revenues

 $   25,784,994

 Income (loss) from operations

           508,215

 Net income (loss)

           106,957

 Net income (loss) per common share

                   .05

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2003 AND 2002

 NOTE 3 -

 GOODWILL

 The changes in the carrying amount of goodwill for the year ended June 30, 2003 are as follows:

 2003

 2002

 Balance, beginning of year

 $    5,260,200

 $    3,448,374

 Goodwill acquired during the year

                -

       1,580,726

 Purchase Price Adjustment
   (Earnout EBITA) (See Note 13)

          141,600

          231,100

 Impairment loss

         (121,000)

               -

 Balance, end of year

 $    5,280,800

 $    5,260,200

In December 2002, the Company closed the Contra Pak operation in Texas and moved its shelf stable meals business to its Lindley facility in New Haven, CT.  Accordingly, the Contra Pak goodwill was determined to be impaired and written down by $121,000.

As of June 30, 2003, Lindley’s and Contra-Pak’s goodwill was tested for impairment by an independent valuation firm utilizing appropriate methodologies.  The goodwill of Select was tested for impairment utilizing methodologies employed by management.  Based on the results of these tests, management has determined that there has not been any further impairment of goodwill.

 NOTE 4 -

 CUSTOMER LISTS

 A summary of the carrying amount of the customer lists as of June 30, 2003 and 2002 is as follows:

     2003

     2002

 Customer lists

 $  880,000

 $  880,000

 Less: accumulated
    amortization

     168,051

       94,676

 $  711,949

 $  785,324

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2003 AND 2002

 NOTE 4 -

 CUSTOMER LISTS (Continued)

 Amortization of the customer lists for the years ended June 30, 2003 and 2002 totaled $73,375 and $52,693, respectively

 Future amortization expense for each of the fiscal years succeeding June 30, 2003 is as follows:

 Year ending June 30,

 2004

 $   73,375

 2005

      73,375

 2006

      73,375

 2007

      73,375

 2008

      73,375

 2009 and thereafter

    345,074

 $ 711,949

 NOTE 5 -

 FINANCIAL INSTRUMENTS

 CONCENTRATIONS OF CREDIT RISK

 The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, accounts receivable, and interest rate swap.

 m

Cash – The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the federal depository insurance limit.  The Company has cash balances on deposit with banks at June 30, 2003 that exceed federal depository insurance limits by approximately $490,000.

 m

Accounts receivable – One major customer comprised 18% and 19% of accounts receivable as of June 30, 2003 and 2002, respectively. Net revenues from individual customers which exceeded ten percent of total net revenues during the years ended June 30, 2003 and 2002 were 11% (1 customer) and 0% (noindividual customers exceeded 10%), respectively.  The Company reviews a customer’s credit history before extending credit and typically does not require collateral.  The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Such losses have been within management’s expectations.

 m

Interest rate swap – The Company is exposed to credit loss in the event of nonperformance by the counter-party of the interest rate swap agreement.  The counter-party is a major financial institution and the Company does not anticipate nonperformance.

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2003 AND 2002

 NOTE 5 -

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

 The carrying amount of the Company’s financial instruments approximates their fair value as outlined below:

 m

 Cash, accounts receivable and accounts payable – The carrying amounts approximate their fair value because of the short maturity of those instruments.

 m

 Demand note payable and long-term debt – The carrying amounts approximate their fair value as the interest rates on the debt approximates the Company’s current incremental borrowing rate.

 m

Subordinated debt – The fair value is estimated by discounting the future cash flows using the current rates offered by lenders for similar borrowings with similar credit ratings.  Due to the subordinated nature of the debt, the fair value approximates carrying value.

 m

Interest rate swap – The fair value of the interest rate swap was obtained from a dealer quote.  The value represents the actual amount the Company would pay to terminate the agreement taking into consideration current interest rates.

 The Company’s financial instruments are held for other than trading purposes.

 NOTE 6 -

 PROPERTY AND EQUIPMENT

 A summary of property and equipment as of June 30, 2003 and 2002 is as follows:

 2003

 2002

 Equipment and fixtures

 $   1,325,560

 $   1,550,863

 Vehicles

         276,157

         301,460

 Leasehold improvements

         636,371

         612,682

      2,238,088

     2,465,005

 Less: accumulated depreciation and
   Amortization

      1,457,301

      1,605,231

 $      780,787

 $      859,774

 Depreciation and amortization expense for the years ended June 30, 2003 and 2002 totaled $323,676 and $351,572, respectively.

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2003 AND 2002

 NOTE 7 -

 DEMAND NOTE PAYABLE

The Company has a revolving line of credit with a bank which provides for borrowings, based on a collateral formula, up to a maximum of $1,500,000. Interest is payable monthly on amounts outstanding at a variable rate which at all times is equal to the bank’s prime rate plus 1.5% per annum (5.75% at June 30, 2003).  Borrowings outstanding at June 30, 2003 and 2002 totaled $424,889 and $1,437,889 respectively.  Pursuant to the July 31, 2003 Modification and Reaffirmation
Agreement (see Note 8), the bank agreed to extend the expiration date of the revolving line of credit to July 1, 2004.

 The demand note and the term note payable (see Note 8) are collateralized by substantially all assets of the Company.

 NOTE 8 -

 LONG-TERM DEBT

 Long-term debt consists of the following as of June 30, 2003 and 2002:

 2003

 2002

Term note payable to a bank.  The term note requires

 monthly principal installments of $25,889 plus

 interest at LIBOR plus 2.5% (3.82% at June 30,

 2003). On July 31, 2003, the interest rate was changed

 to prime plus 1.5% and the maturity date was

 extended to July 1, 2004 pursuant to the July 31, 2003

 Modification and Reaffirmation Agreement.

 $ 1,190,889

 $ 1,501,556

 Various capital leases payable at interest rates ranging
 from 0% to 11.0%, maturing through March 2005.
 The capital leases are secured by the related
 equipment.

 130,022

 63,774

 Various equipment notes payable at interest rates
 ranging from 2.24% to 11.0%, maturing through
 August 2005.  The notes are secured by the related
 equipment.

         37,690

        67,005

 Various vehicle notes payable at interest rates ranging
 from 4.9% to 11.0%, maturing through November
 2005.  The notes are secured by the related vehicles.

         28,831

          20,752

    1,387,432

 1,653,087

 Less: current portion

       426,612

     1,596,291

 $    960,820

 $       56,796

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2003 AND 2002

 NOTE 8 -

 LONG-TERM DEBT (Continued)

 Maturities of long-term debt for each of the fiscal years succeeding June 30, 2003 are as follows:

 Year ending June 30,

 2004

 $     426,612

 2005

        949,795

 2006

          11,025

 $   1,387,432

 On July 31, 2003, the Company entered into a Modification and Reaffirmation Agreement with its bank, which provides the following:

 1.

 The expiration date on the Revolving Line of Credit and Term Note has been changed to July 1, 2004.

 2.

 The interest rate on the Term Note has been changed to a variable rate of prime plus 1.5%.

 3.

 Restores the Company’s ability to draw standby letters of credit, in an aggregate amount not to exceed $143,550, as collateral on performance bonds for certain senior feeding programs.

 4.

 Changes the borrowing base definition from 75% to 80% of eligible accounts receivable and modifies the borrowing base certificate filing frequency from daily to weekly.

 5

 Requires financial covenant measurements as follows:

 a.

 Ratio of debt to net worth of not more than 1.25 to 1.0 tested at September 30, 2003, and at the end of each fiscal quarter thereafter.

 b.

 Funded debt to EBITDA shall not be greater than 2.5 to 1.0 tested at fiscal year end.

 c.

Ratio of EBIDA to debt service of not less than 1.05 to 1.0 for the quarter ending September 30, 2003, of not less than 1.1 to 1.0 for the six month period ending December 31, 2003 and not less than 1.15 to 1.0 for the nine month period ending March 31, 2004 and at all times thereafter.

 d.

 Current ratio equal to or greater than 1:1 at all times.

 e.

Collateral coverage ratio of not less than 1:1 to be tested quarterly commencing September 30, 2003.  The collateral coverage ratio will be tested within fifteen (15) days after the end of each fiscal quarter.

The long-term portion of the term note payable has been classified in accordance with the terms of the Modification and Reaffirmation Agreement in the accompanying consolidated balance sheet as of
June 30, 2003.

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2003 AND 2002

 NOTE 9 -

 INTEREST RATE SWAP

The Company entered into an interest rate swap agreement on July 31, 2000 effectively replacing variable interest payments (LIBOR + 2.5%) with fixed interest payments (9.77%) in order to hedge against the changes in the amount of future cash flows associated with payments on variable rate debt.  As of June 30, 2003 the Company was paying a fixed rate of 7.27% and receiving 1.32% on a notional amount of $1,190,889.  The differential paid on the interest rate swap agreement is recognized currently as an adjustment to interest expense and totaled $75,933 and $92,183 for the years ended June 30, 2003 and 2002, respectively. The fair value of the interest rate swap agreement, totaling $29,099 and $80,277 at
June 30, 2003 and 2002, respectively, is reflected in the Company’s consolidated balance sheets and the related loss on this contract is deferred in stockholders’ equity (as a component of accumulated other comprehensive loss).  This deferred loss is then amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income.  The effect of this accounting on the Company’s operating results is that the interest expense on the portion of variable-rate debt being hedged is generally recorded based on a fixed interest rate (9.77%).  On August 5, 2003, the Company paid the bank $18,083 to unwind the swap agreement pursuant to the July 31, 2003 Modification and Reaffirmation
Agreement.

 NOTE 10 -

 SUBORDINATED DEBT – PRIVATE PLACEMENT

On November 1, 2002, the Company commenced a private placement offering of $1,500,000 or sixty units at $25,000 per unit.  Each unit consisted of one 12% unsecured promissory note in the amount of $25,000 due
January 31, 2008 and 7,080 warrants to purchase Host’s common stock at an exercise price of $2.00, exercisable from December 31, 2003 until January 31, 2008.  Interest began to accrue on January 1, 2003 and is payable semi-annually on
June 30 and December 31.  The warrants are not registered or publicly traded.  However, Host will undertake to file an S-3 registration statement to register the shares of common stock underlying the warrants sometime after December 31,
2003.  The units were offered and sold on a “best efforts” basis on behalf of Host by a licensed NASD broker-dealer (“Selling Agent”).  Host paid the Selling Agent a commission of 10% of the gross proceeds from the units sold.
A registered representative of the Selling Agent is a major shareholder of the Company.  Officers and directors of Host also offered and sold units but no commissions or other remuneration were paid to these individuals.  Subordinated note payable to officers, directors, and other affiliated persons totaled $450,000 at June 30, 2003.  These notes are subordinate to the Company’s borrowings under its bank term note payable and revolving line of credit.

The Company sold a total of 59 units and received $1,475,000 from the offering.  The offering expired on February 28, 2003.  The Company applied $965,000 of the proceeds against its Revolving Line of
Credit.  The Company paid $122,500 to the Selling Agent for commissions in connection with the 49 units that were sold by the Selling Agent.  Of the $1,475,000 received in the offering, $434,000 has been assigned to the warrants representing their fair value.  The fair value of these warrants has been recorded as original issue discount, resulting in a reduction in the carrying value of the debt.  The original issue discount is amortized into interest expense over the period of the debt.

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2003 AND 2002

 NOTE 11 -

 STOCKHOLDERS’ EQUITY

 STOCK OPTIONS

In August 1997, the Company granted stock purchase options to certain officers and directors of the Company, extending the right to purchase up to 12,000 shares of the Company’s common stock at an exercise price determined by the Company’s Board of Directors to be five dollars per share.

In August 1998, the Company adopted the 1998 Stock Option Plan reserving 200,000 shares of the Company’s common stock for issuance pursuant to options at an exercise price equal to the market value at the date of grant.  In fiscal 2000, the Company granted 90,000, 25,000 and 85,000 options, respectively, at an exercise price determined by the Company’s Board of Directors to be $2.25, $2.00 and $4.00 per share, respectively.

In September 2000, the Company adopted the 2000 Stock Option Plan reserving 500,000 shares of the Company’s common stock for issuance pursuant to options at an exercise price equal to the market value at the date of grant.  In fiscal 2001, the Company granted 97,600 options at an exercise price determined by the Company’s Board of Directors to be $2.69 per share.  In fiscal 2002, the Company granted 178,750 options at an exercise price determined by the
Company’s Board of Directors to be $2.45 per share.  In fiscal 2003, the Company granted 212,500 options at an exercise price determined by the Company’s Board of Directors to be $2.00 per share.

On March 26, 2003, the Company adopted the 2003 Stock Option Plan reserving 500,000 shares of the Company’s common stock for issuance pursuant to options at an exercise price equal to the market value at the date of grant.

The stock purchase options are subject to certain adjustment provisions in the event of any stock dividends, reverse splits and/or reclassifications of common stock, and expire ten years from the date of the grant.

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2003 AND 2002

 NOTE 11 -

 STOCKHOLDERS’ EQUITY (Continued)

A summary of the status of the Company’s stock options and changes during the year is presented below.  In all instances, the exercise price of the options approximates the market price of the stock on the grant date:

            June 30, 2003

            June 30, 2002

 Outstanding

      Price

  Weighted
  Average
  Exercise
    Price

 Outstanding

      Price

  Weighted
  Average
  Exercise
    Price

 Outstanding at beginning of year

 488,350

 $2.00 - 5.00

 $      2.77

 309,600

 $2.00 - 5.00

 $      2.96

 Granted

 212,500

              2.00

         2.00

 178,750

              2.45

         2.45

 Exercised

             -

                   -

                -

             -

                   -

               -

 Canceled

             -

                    -

               -

             -

                    -

               -

 Outstanding at end of year

 700,850

 $2.00 - 5.00

 $      2.54

 488,350

 $2.00 - 5.00

 $      2.77

 Weighted average fair value of
   options issued during the year

 $    1.77

 $    2.30

 Information relating to outstanding options at June 30, 2003 is as follows:

 Exercise Price Range

 $2.00
   to
 $2.69

 $4.00
   to
 $5.00

 Number of options:

      Outstanding

 603,850

 97,000

      Exercisable

 603,850

 97,000

 Weighted average exercise price:

      Outstanding

 $2.28

 $4.12

      Exercisable

 $2.28

 $4.12

 Weighted average contractual
   life remaining

 8.2 years

 6.6 years

 PREFERRED STOCK

The Company has issued 700,000 shares of preferred stock to certain officers and directors of the Company.  Each share of preferred stock is automatically convertible, at no additional cost to the holder into one (1)
share of common stock in July, 2003.  The preferred shares have been valued by the Board of Directors at $5.00 per share based on the stock’s conversion value.  The preferred shares are entitled to vote on all matters that the common stock is entitled to vote on based on one vote per share and other than incentive conversion features contain no other rights, or privileges beyond those of common shareholders.  On July 21, 2003, the Company converted 700,000 shares of series A preferred stock into 700,000 shares of its common stock.

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2003 AND 2002

 NOTE 11 -

 STOCKHOLDERS’ EQUITY (Continued)

 WARRANTS

On July 21, 1998, the Company issued warrants to purchase 1,150,000 shares of the Company’s common stock.  The warrants are exercisable at any time through July 21, 2003, at an exercise price of $5.50 per share, unless extended.  On July 21, 2001, the Company issued warrants to purchase 32,692 shares of the Company’s common stock.  The warrants are exercisable until July 21, 2003, at an exercise price of $5.50 per share, unless extended.  On March 26, 2003, the Company’s Board of Directors approved the extension of the expiration date of all of the above warrants until July 21, 2005.  The exercise price of $5.50 per share and other terms of the warrants remain unchanged.

 The Company also issued 417,720 warrants in connection with the private placement of subordinated debt (see Note 10).

 NOTE 12 -

 INCOME TAXES

 The provision for income taxes consists of the following for the years ended June 30, 2003 and 2002:

 2003

 2002

 Current

   Federal

 $                -

 $                -

   State

          38,000

          36,000

 Deferred

                   -

                   -

 $       38,000

 $       36,000

 The Company has federal net operating loss carryforwards of approximately $1,329,000expiring through fiscal 2023.

 Expected tax expense based on the federal statutory rate is reconciled with the actual expense for the years ended June 30, 2003 and 2002 as follows:

 2003

 2002

 Statutory federal income tax

 34%

 34%

 State income taxes

 (6)

    34

 Other

          (34)

          (34)

           (6)%

           34%

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2003 AND 2002

 NOTE 12 -

 INCOME TAXES (Continued)

 The significant components of the deferred tax provision are as follows:

 2003

 2002

 Net operating loss – federal

 $   (186,000)

 $       47,000

 Net operating loss – state

        (12,000)

         (38,000)

 Interest rate swap

          21,000

           13,000

 Allowance for doubtful accounts

          (3,000)

                     -

 Valuation allowance

        180,000

         (22,000)

 $          -

 $          -

 The components of the deferred tax asset, which is included in other assets in the accompanying consolidated balance sheets, as of June 30, 2003 and 2002 are as follows:

 2003

 2002

 Deferred tax assets:

    Issuance of preferred stock

 $        980,000

 $        980,000

    Net operating loss – federal

           507,000

           321,000

    Net operating loss – state

           136,000

           124,000

    Interest rate swap

             11,000

             32,000

    Allowance for doubtful accounts

               9,000

              6,000

    Valuation allowance

       (1,613,000)

      (1,433,000)

       Total deferred tax asset

 $          30,000

 $          30,000

The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.  The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.  In fiscal 2003, the Company increased the valuation allowance by approximately $180,000 based upon reasonable and prudent tax planning strategies.

 NOTE 13 -

 COMMITMENTS

 OPERATING LEASES

The Company has several operating leases for its office, production and warehouse facilities. Rent expense charged to operations under these and preceding leases aggregated $335,121 and $312,699 for the years ended
June 30, 2003 and 2002, respectively.

The Company is also leasing various vehicles and equipment under certain other operating leases which expire within one to six years.  In certain cases, the cost of leasing the equipment is billed to customers in connection with the Company’s cafeteria services.  Rent expense for these operating leases for equipment aggregated $246,086 and $192,943 for the years ended June 30, 2003 and 2002, respectively.

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2003 AND 2002

 NOTE 13 -

 COMMITMENTS (Continued)

 Future minimum lease payments on all operating leases for each of the fiscal years succeeding June 30, 2003 are as follows:

 Year ending June 30,

 2004

 $       625,529

 2005

          577,973

 2006

          554,255

 2007

          519,635

 2008

          503,565

 2009 and thereafter

          500,883

 $    3,281,840

 EMPLOYMENT CONTRACTS

The Company has five-year employment agreements with two of its officers extending through February, 2007.  Under the terms of the agreements, the President and Vice President of the Company are to receive annual salaries of $154,000 and $149,000, respectively, which may be increased by the Company’s Compensation Committee or the Board of Directors, but shall not be decreased without the consent of the employee.  Both individuals receive an expense account, an automobile expense allowance, related business expenses and all other benefits afforded other employees.  The Company also provides health, disability and life insurance to each of these individuals.  On July 28, 2003, the annual salaries of the President and
Vice President were increased to $162,000 and $156,000, respectively.

In connection with the July 31, 2000 acquisition of Lindley, the Company entered into four-year employment agreements with the President and Vice President of Lindley.   Both individuals receive an expense account,
an automobile expense allowance, related business expenses and all other benefits afforded other employees.  The Company also provides health and disability insurance to each of these individuals.  In accordance with the terms of their employment contract, the officers are each entitled to a salary of $135,000 per year to be increased annually by five (5) percent.  On July 28, 2003, the annual salaries of the President and Vice President of Lindley were increased to $156,000 in accordance with the terms of their employment agreements.

On August 30, 2001, the Company entered into a three year employment agreement with the former President of Contra-Pak, Inc.   This agreement was terminated on January 15, 2003 when the Company closed down the
Contra-Pak operation in Dallas, Texas (see Note 3).

On March 28, 2002, the Company entered into a three year employment agreement with the President of Select.  The terms of the contract provide for an expense account, automobile expense allowance, related business expenses and all other benefits afforded senior management.  The Company also provides health and disability insurance to each of these individuals.  In accordance with the terms of the contract, the President of Select was entitled to an initial annual salary of $82,240, which was increased to $86,528 in May 2003. The President is also eligible to receive an incentive bonus based upon the performance of the Select operation.

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2003 AND 2002

 NOTE 13 -

 COMMITMENTS (Continued)

 EARNOUT EBITA

Also, in accordance with the Lindley acquisition, Host shall pay to the Sellers of Lindley an “Earnout EBITA” equal to a ten percent (10%) earnings interest (“Earnout Percentage Points”) multiplied by the product of 2.25 times Earnout EBITA.  The ultimate payment is calculated in accordance with a formula based upon the Lindley operations over a two (2) year period, ending June 30 of a particular exercised two (2) year period.  The Sellers may collectively elect to exercise up to, but not more than, five percent (5%) of their Earnout Percentage Points starting with the two (2) year period ended June 30, 2002, and, thereafter, have the option to continue to exercise their remaining Earnout Percentage
Points on each June 30 anniversary through June 30, 2007.  The Sellers can select any two-year period ending June 30, through June 30, 2007, to calculate the Earnout EBITA. In accordance with the terms of the acquisition agreement, the Sellers elected to exercise the 5% maximum Earnout EBITA for the two (2) year periods ended June 30, 2003 and 2002.  Earnout EBITA totaling $141,600 and $231,100 for the years ended June 30, 2003 and 2002, respectively, is considered to be additional purchase price and, therefore, has been recorded as goodwill in the accompanying consolidated balance sheets.

Amounts due to the Sellers in connection with the Earnout EBITA, totaled $248,700 and $231,100 as of June 30, 2003 and 2002, respectively, which is reflected in accrued expense in the accompanying consolidated balance sheets.  The Company is repaying this obligation in monthly installments of $10,000 plus 12% interest.

 NOTE 14 -

 ADVERTISING

The Company expenses the production costs of advertising the first time the advertising takes place.  Advertising expense was $12,552 and $32,570 for the years ended June 30, 2003 and 2002, respectively.

 NOTE 15 -

 401K PLAN

The Company has adopted a 401(k) defined contribution pension plan which covers all participating employees who have a minimum of one year of service.  The Company matches employee contributions at a rate of twenty-five percent up to a maximum of three percent of the participating employees’ gross earnings.  Employees become fully vested in the Company’s contribution after six years of service.  The Company’s contribution for the years ended June 30, 2003 and 2002 totaled $34,828 and $36,116, respectively.

 NOTE 16 -

 RELATED PARTY TRANSACTIONS

The Company leases land and real property from a partnership owned by certain employees/stockholders under a lease agreement extended to March 31, 2005.  Rent expense totaled $36,000 for the years ended June 30,
2003 and 2002.

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2003 AND 2002

 NOTE 16 -

 RELATED PARTY TRANSACTIONS (Continued)

 Future minimum lease payments under the related party lease for each of the fiscal years succeeding June 30, 2003 are as follows:

 Year ending June 30,

 2004

 $  36,000

 2005

     27,000

 $  63,000

 The Company is obligated to certain officers, directors, and affiliated persons in the amount of $450,000 in connection with the private placement of subordinated debt (see Note 10).

 NOTE 17 -

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

 Business segment financial information as of and for the year ended June 30, 2003 is as follows:

 Business

 Unitized

 Screening

 Dining

 Meals

 Services

 Total

 Eliminations

 Consolidated

 Sales to unaffiliated customers

 $

 11,560,455

 $

 11,880,606

 $

 1,765,779

 $

 25,206,840

 $

 (8,255)

 $

 25,198,585

 Segment (loss) profit

 (490,298)

 (230,819)

 80,959

 (640,158)

 -

 (640,158)

 Depreciation and amortization

 213,550

 182,741

 33,302

 429,593

 -

 429,593

 Provision for income taxes

 6,000

 23,000

 9,000

 38,000

 -

 38,000

 Segment assets

 1,358,912

 7,944,936

 1,887,449

 11,191,297

 -

 11,191,297

 Business segment financial information as of and for the year ended June 30, 2002 is as follows:

 Business

 Unitized

 Screening

 Dining

 Meals

 Services*

 Total

 Eliminations

 Consolidated

 Sales to unaffiliated customers

 $

 14,068,193

 $

 9,862,857

 $

 465,522

 $

 24,396,572

 $

 (26,422)

 $

 24,370,150

 Segment (loss) profit

 (405,925)

 421,304

 54,706

 70,085

 -

 70,085

 Depreciation and amortization

 286,557

 123,984

 8,477

 419,018

 -

 419,018

 Provision for income taxes

 3,000

 29,000

 4,000

 36,000

 -

 36,000

 Segment assets

 1,944,290

 7,675,475

 1,955,139

 11,574,904

 -

 11,574,904

 *Income (loss) data from the date of acquisition (March 28, 2002) through June 30, 2002.

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2003 AND 2002

 NOTE 18 -

 OPERATIONS

The Company incurred a net loss of $640,158 for the year ended June 30, 2003.  The loss included an impairment charge of $121,000 for the write down of its Contra Pak goodwill and bank and related fees of $261,594 in connection with its loan modifications and re-financing efforts.

The Company plans to improve profitability through the addition of new business dining accounts and elderly nutrition programs and by increasing its employment screening revenues.  The Company also plans to continue its efforts to identify ways of reducing costs and increasing operating efficiencies.  The Company also plans to increase liquidity through additional equity financing and by identifying a new financial institution that will provide a greater availability of credit.  In addition, the Company recently signed a Merger Agreement (see Note 19) to acquire GlobalNet Energy Investors, Inc.  The completion of this acquisition should further enhance the Company’s profitability and cash flow.

 NOTE 19 -

 SUBSEQUENT EVENTS

 SERIES A PREFERRED STOCK CONVERSION

 On July 21, 2003, the Company converted 700,000 shares of Series A Preferred Stock into 700,000 shares of its Common Stock (see Note 11).

 BANK MODIFICATION AND REAFFIRMATION AGREEMENT

On July 31, 2003, the Company entered into a Modification and Reaffirmation Agreement with its bank that modified the First Amended and Restated Commercial Loan and Security Agreement dated April 5, 2002 (see Note
8).

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2003 AND 2002

 NOTE 19 -

 SUBSEQUENT EVENTS (Continued)

 PRIVATE PLACEMENT – PREFERRED STOCK

On August 5, 2003, the Board of Directors of Host authorized and approved the designation, issuance and sale of Series B Convertible Preferred Stock (the “Series B Stock”), a newly-created series of Host’s preferred stock.  On August 11, 2003, Host privately offered and sold 266,667 shares of the Series B stock to an individual investor for an aggregate purchase price of $400,000, or $1.50 per share.  The Series B Stock has various preferences and conversion rights, including the right to receive a cumulative distribution at the rate of 8% per share per annum, payable semi-annually on or before the day of Host’s fiscal quarters ending December 31 and June 30.  Furthermore, the Series B Stock is convertible for a period of 5 years from the issue date into shares of Host’s Common Stock according to the conversion ratio set forth in the Articles of Amendment to the Articles of Incorporation of Host, which were filed with the Colorado Secretary of State on August 11,
2003.  The Articles of Amendment also set forth other preferences, conversion and other rights, voting powers, limitations as to distributions and qualifications of the Series B Stock.

 MERGER AGREEMENT

On September 24, 2003, Host entered into a merger agreement with GlobalNet Energy Investors, Inc. (“GlobalNet”) pursuant to which GlobalNet will become a wholly-owned subsidiary of Host.  The merger agreement provides that at closing, Host will issue to the GlobalNet shareholders an aggregate of 250,000 shares of Host’s “restricted” common stock.  In addition, the agreement provides that the GlobalNet shareholders will be issued additional shares of
Host’s “restricted” common stock if GlobalNet achieves certain performance goals specified in the merger agreement.  The merger agreement does not limit the number of additional shares that may be issued and as a result, such issuances could result in a change in control of Host.

The Agreement is subject to shareholder approval and the filing of a definitive proxy statement with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders.  The transaction is expected to be completed and the closing to occur in the second or third quarter of Host’s fiscal year.