Form 10QSB
period 2003-09-30
HOST AMERICA CORP
filed 2003-11-14
CIK 809012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark one)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ____________

Commission File Number: 0-16196

HOST AMERICA CORPORATION (Exact Name of Small Business Issuer as Specified in its Charter)

Colorado (State or Other Jurisdiction of Incorporation or Organization)	06-1168423 (IRS Employer Identification No.)

2 Broadway Hamden, Connecticut 06518-2697 (Address of Principal Executive Offices)	(203) 248-4100 (Issuer’s Telephone Number)

__________________________________________________________________________________ (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

       Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes _____  No _____

APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  2,948,594 shares as of November 10, 2003

       Transitional Small Business Disclosure Format (check one):

Yes _____  No _____

HOST AMERICA CORPORATION AND SUBSIDIARIES
SEPTEMBER 30, 2003 FORM 10-QSB
INDEX

Part I – Financial Information		Page

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets – September 30, 2003 (Unaudited) and June 30, 2003 (Audited).................................................................................	3

	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) – for the three months ended September 30, 2003 (Unaudited) and 2002 (Unaudited).................................................................................................	4

	Condensed Consolidated Statements of Cash Flows – for the three months ended September 30, 2003 (Unaudited) and 2002 (Unaudited)..........................................	5

	Notes to Condensed Consolidated Financial Statements (Unaudited).......................	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation.................................	13

Item 3.	Controls and Procedures......................................................................................	20

Part II – Other Information

Item 1.	Legal Proceedings...............................................................................................	21

Item 2.	Changes in Securities...........................................................................................	21

Item 3.	Defaults Upon Senior Securities...........................................................................	21

Item 4.	Submission of Matters to a Vote of Security Holders.............................................	21

Item 5.	Other Information................................................................................................	21

Item 6.	Exhibits and Reports on Form 8-K........................................................................	22

	Signatures.............................................................................................................	23

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2003	June 30, 2003
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$ 627,859	$ 574,528
Accounts receivable, net of allowance for
doubtful accounts of $23,000 as of Septem-
ber 30, 2003 and June 30, 2003, respectively	3,035,068	2,679,938
Inventory	602,600	655,688
Prepaid expenses and other	579,062	350,200
Total current assets	4,844,589	4,260,354

PROPERTY AND EQUIPMENT, net	770,289	780,787

OTHER ASSETS
Other	151,063	157,407
Customer lists, net	693,605	711,949
Goodwill	5,280,800	5,280,800
	6,125,468	6,150,156
	$ 11,740,346	$ 11,191,297

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Demand note payable	$ 424,889	$ 424,889
Current portion of long-term debt	1,232,318	426,612
Interest rate swap	-	29,099
Accounts payable	2,205,365	1,875,543
Accrued expenses	725,652	802,353
Total current liabilities	4,588,224	3,558,496

LONG-TERM LIABILITIES
Long-term debt, less current portion included above	67,765	960,820
Subordinated debt	1,106,100	1,084,400
	1,173,865	2,045,220
Total liabilities	5,762,089	5,603,716

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, series A, $.001 par value,
2,000,000 shares authorized	-	700
Preferred stock, series B, $.001 par value,
266,667 shares authorized	267	-
Common stock, $.001 par value, 80,000,000 shares
authorized	2,936	2,183
Additional paid-in capital	12,360,870	11,339,406
Deficit	(6,385,816)	(5,725,609)
Accumulated other comprehensive loss	-	(29,099)
Total stockholders’ equity	5,978,257	5,587,581
	$ 11,740,346	$ 11,191,297

The accompanying notes are an integral part of these condensed consolidated financial statements.
HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	2003	2002
	(Unaudited)	(Unaudited)

NET REVENUES	$6,513,010	$6,584,292

OPERATING COSTS AND EXPENSES
Food and paper products	2,797,894	2,926,230
Labor and benefits	2,571,762	2,429,659
Other	728,830	682,349
Contracted services	329,938	336,304
Depreciation and amortization	88,520	118,310
Bank and related fees	18,083	22,500
	6,535,027	6,515,352

Income (loss) from operations	(22,017)	68,940

OTHER INCOME (EXPENSE)
Other income	682	6,106
Interest expense	(100,538)	(62,575)
	(99,856)	(56,469)

Income (loss) before provision for income taxes	(121,873)	12,471

PROVISION FOR INCOME TAXES	5,000	4,000

Net income (loss)	(126,873)	8,471

OTHER COMPREHENSIVE INCOME, before tax
Interest rate swap adjustments:
Unrealized income (loss) on agreement	4,983	(11,111)
Reclassification adjustment for losses included
in net income (loss)	24,116	19,822

Other comprehensive income, net of tax	29,099	8,711

Comprehensive income (loss)	$ (97,774)	$ 17,182

Net income (loss) per common share	$ (0.05)	$ NIL

WEIGHTED AVERAGE SHARES OUTSTANDING	2,753,430	2,173,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	2003	2002
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (126,873)	$ 8,471
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation and amortization	88,520	118,310
Accretion of discount on private placement warrants	21,700	-
Gain on disposal of property and equipment	-	(743)
Changes in operating assets and liabilities	(277,783)	(133,737)
Net cash used in operating activities	(294,436)	(7,699)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	-	12,772
Purchases of property and equipment	(28,954)	(63,342)
Net cash used in investing activities	(28,954)	(50,570)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net	379,940	-
Proceeds from issuance of common stock, net	108,510	-
Principal payments on long-term debt	(111,729)	(114,400)
Net cash provided by (used in) financing activities	376,721	(114,400)

NET INCREASE (DECREASE) IN CASH	53,331	(172,669)

CASH, beginning of period	574,528	648,625

CASH, end of period	$ 627,859	$ 475,956

Non-cash Investing and Financing Activities:
Equipment acquired through assumption of
notes payable and capital leases	$ 24,380	$ 34,057
Dividend on preferred stock	533,334	-

The accompanying notes are an integral part of these condensed consolidated financial statements.
HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements of Host America Corporation and subsidiaries (the “Company”) for the three months ended September 30, 2003 and 2002 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) and disclosures necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America.  The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the SEC.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2003.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements presented as of September 30, 2003 and 2002 and for the three months then ended, include the accounts of Host America Corporation (“Host”) and its wholly-owned subsidiaries Lindley Food Service Corporation (“Lindley”) and SelectForce, Inc. (“SelectForce”). All significant intercompany transactions and balances have been eliminated.

INVENTORY

Inventory consists primarily of food supplies and is stated at the lower of cost ormarket, with cost determined on a first-in, first-out basis.

EARNINGS PER SHARE

Earnings per share for the three months ended September 30, 2003 and 2002 have been computed based on the weighted average shares outstanding during the periods.  Diluted earnings per share was not presented for the three months ended September 30, 2003 due to the Company’s net loss; however, some of the warrants, convertible preferred stock and stock purchase options were dilutive.  Diluted earnings per share was not presented for the three months ended September 30, 2002 as the potentially dilutive warrants, convertible preferred stock and stock purchase options were anti-dilutive.  Convertible preferred shares subject to future dilution totaled 266,667 and 700,000, shares under stock purchase options totaled 648,100 and 488,350 and shares under warrants totaled 1,600,412 and 1,182,692 at September 30, 2003 and 2002, respectively.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE A -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SEGMENT INFORMATION

The Company’s primary operating segments are contract food management services (Host), the preparation of unitized meals (Lindley) and employment screening services (SelectForce).

NOTE B –	GOODWILL

There were no changes in the carrying amount of goodwill during the three months ended September 30, 2003.

As of June 30, 2003, Lindley’s and Contra-Pak’s goodwill was tested for impairment by an independent valuation firm utilizing appropriate methodologies.  The goodwill of SelectForce was tested for impairment utilizing methodologies employed by management.

NOTE C –	CUSTOMER LISTS

A summary of the carrying amount of the customer lists as of September 30, 2003 and June 30, 2003 is as follows:

	September 30,	June 30,
	2003	2002
Customer lists	$ 880,000	$ 880,000
Less: accumulated amortization	186,395	168,051
	$ 693,605	$ 711,949

Amortization of the customer lists for the three-month periods ended September 30, 2003 and 2002 totaled $18,344 and $18,343, respectively.

Future amortization expense for each of the fiscal years succeeding September 30, 2003 is as follows:

2004	$ 73,371
2005	73,371
2006	73,371
2007	73,371
2008	73,371
2009 and thereafter	326,750
$ 693,605

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE D –	BANK DEBT

The Company has a term note payable and a demand note payable. However, the Company is prohibited from taking any further advances under the demand note payable.

The term note payable and demand note payable are collateralized by substantially all of the assets of the Company.  In addition, they are subject to certain financial covenants, noncompliance with which would be considered an event of default and provide the bank with the right to demand repayment prior to the maturity date.  The Company is required to comply with the requirements on a quarterly basis.

On July 31, 2003, the Company entered into a Modification and Reaffirmation Agreement with its bank, which provides the following:

	1.	The expiration date on the Demand Note and Term Note has been changed to July 1, 2004.
	2.	The interest rate on the Term Note has been changed to a variable rate of prime plus 1.5%.
	3.	Restores the Company’s ability to draw standby letters of credit, in an aggregate amount not to exceed $143,550, as collateral on performance bonds for certain senior feeding programs.
	4.	Changes the borrowing base definition from 75% to 80% of eligible accounts receivable and modifies the borrowing base certificate filing frequency from daily to weekly.
	5	Requires financial covenant measurements as follows:
		a.	Ratio of debt to net worth of not more than 1.25 to 1.0 tested at September 30, 2003, and at the end of each fiscal quarter thereafter.
		b.	Funded debt to EBITDA shall not be greater than 2.5 to 1.0 tested at fiscal year end.
c.

Ratio of EBIDA to debt service of not less than 1.05 to 1.0 for the quarter ending September 30, 2003, of not less than 1.1 to 1.0 for the six month period ending December 31, 2003 and not less than 1.5 to 1.0 for the nine month period ending March 31, 2004 and at all times thereafter.

		d.	Current ratio equal to or greater than 1:1 at all times.
e.

Collateral coverage ratio of not less than 1:1 to be tested quarterly commencing September 30, 2003.  The collateral coverage ratio will be tested within fifteen (15) days after the end of each fiscal quarter.

The Company met all of the required covenant ratio measurements at September 30, 2003 except for the ratio of EBIDA to debt service.  This instance of noncompliance is considered to be an event of default and provides the bank with the right to demand repayment currently.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE D –	BANK DEBT (Continued)

The total principal outstanding under the term note at September 30, 2003 is $1,113,222, which is included in the current portion of long-term debt at that date due to the July 1, 2004 maturity date.  Total borrowings outstanding under the demand note payable at September 30, 2003 totaled $424,889.

In connection with the July 31, 2003 Modification and Reaffirmation Agreement, the Company unwound the interest rate swap agreement by paying the bank a swap breakage fee of $18,083, which represented the fair value of the interest rate swap on August 5, 2003.

NOTE E -	SUBORDINATED DEBT

On November 1, 2002, the Company commenced a private placement offering of $1,500,000 or sixty units at $25,000 per unit.  Each unit consisted of one 12% unsecured promissory note in the amount of $25,000 due January 31, 2008 and 7,080 warrants to purchase Host’s common stock at an exercise price of $2.00, exercisable from December 31, 2003 until January 31, 2008.  Interest began to accrue on January 1, 2003 and is payable semi-annually on June 30 and December 31.  The units were offered and sold on a “best efforts” basis on behalf of Host by a licensed NASD broker-dealer (“Selling Agent”).  Host paid the Selling Agent a commission of 10% of the gross proceeds from the units sold.  A registered representative of the Selling Agent is a major shareholder of the Company.  Officers and directors of Host also offered and sold units but no commissions or other remuneration were paid to these individuals.  Subordinated notes payable to officers, directors, and other affiliated persons totaled $450,000 at September 30, 2003.  These notes are subordinate to the Company’s borrowings under its term loan and demand note payable.

The Company sold a total of 59 units and received $1,475,000 from the offering, which expired on February 28, 2003. The Company applied $965,000 of the proceeds against its demand note payable obligation and paid $122,500 to the Selling Agent for commissions in connection with the 49 units that were sold by the Selling Agent.  Of the $1,475,000 received in the offering, $434,000 has been assigned to the warrants based on the fair value.  The fair value of these warrants has been recorded as original issue discount, resulting in a reduction in the carrying value of the debt.  The original issue discount will be amortized into interest expense over the term of the debt.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE F –	PREFERRED STOCK

On July 31, 2003, the Company converted 700,000 shares of series A preferred stock into 700,000 shares of its common stock.

On August 5, 2003, the Board of Directors of Host authorized and approved the designation, issuance and sale of series B convertible preferred stock (the “series B stock”), a newly-created series of Host’s preferred stock.  On August 11, 2003, Host privately offered and sold 266,667 shares of the series B stock to an individual investor for an aggregate purchase price of $400,000, or $1.50 per share. The Company recorded proceeds of $379,940, which is net of $20,060 of issuance costs.

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

The difference between the purchase price and the fair value of the common stock into which the preferred stock is convertible of $533,334 is analogous to a dividend and therefore has been reflected as an increase to the deficit during the three months ended September 30, 2003.

NOTE G –	STOCK OPTIONS

The Company applies the disclosure only provisions of Financial Accounting Standards Board Statement (“SFAS”) No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”) for employee stock option awards.  The Company did not grant any stock options during the three months ended September 30, 2003 and 2002.  Therefore, the Company’s reported net loss and net loss per common share are not impacted by any compensation cost applicable to stock option awards.

The Company issued 52,750 shares of common stock for options exercised during the three months ended September 30, 2003.  The Company received $117,175 in gross proceeds from these options, which were exercised at various prices ranging from $2.00 to $2.6875 per share.  The Company recorded proceeds of $108,510, which is net of $8,665 of issuance costs.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE H –	INDUSTRY SEGMENT INFORMATION

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

Business segment financial information as of and for the three months ended September 30, 2003 is as follows:

	Host America Corporation	Lindley Food Service Corporation	SelectForce	Total	Eliminations	Consolidated

Sales to unaffiliated customers	$ 2,977,480	$ 3,043,338	$493,541	$6,514,359	$ (1,349)	$ 6,513,010
Segment (loss) profit	(121,570)	(54,710)	49,407	(126,873)	-	(126,873)
Depreciation and amortization	31,476	48,564	8,480	88,520	-	88,520
Provision for income taxes	-	5,000	-	5,000	-	5,000
Segment assets	1,922,228	7,956,934	1,861,184	11,740,346	-	11,740,346

Business segment financial information as of and for the three months ended September 30, 2002 is as follows:

	Host America Corporation	Lindley Food Service Corporation	SelectForce	Total	Eliminations	Consolidated

Sales to unaffiliated customers	$ 3,109,109	$ 2,964,370	$ 510,899	$ 6,584,378	$ (86)	$ 6,584,292
Segment (loss) profit	(30,777)	(6,460)	45,708	8,471	-	8,471
Depreciation and amortization	65,639	44,603	8,068	118,310	-	118,310
Provision for income taxes	1,000	-	3,000	4,000	-	4,000
Segment assets	1,835,463	8,011,153	1,963,214	11,809,830	-	11,809,830

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE I –	MERGER AGREEMENT

On September 24, 2003, Host entered into a merger agreement with GlobalNet Energy Investors, Inc. (“GlobalNet”) pursuant to which GlobalNet will become a wholly-owned subsidiary of Host.  The merger agreement provides that at closing, Host will issue to the GlobalNet shareholders an aggregate of 250,000 shares of Host’s “restricted” common stock.  In addition, the agreement provides that the GlobalNet shareholders will be issued additional shares of Host’s “restricted” common stock if GlobalNet achieves certain performance goals specified in the merger agreement.  The merger agreement does not limit the number of additional shares that may be issued and as a result, such issuances could result in a change in control of Host.  The merger agreement is subject to shareholder approval and the filing of a definitive proxy statement with the Securities and Exchange Commission.

On August 25, 2003, Host and GlobalNet entered into a promissory note providing for advances from Host to GlobalNet.  The promissory note bears interest on the principal balance at the rate of 9.25% per annum.  As of September 30, 2003, the balance on this note was $59,208, which is included in prepaid expenses and other in the accompanying condensed consolidated balance sheet.  The note was repaid in full to Host on November 14, 2003.

NOTE J –	RISKS AND UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note D to the condensed consolidated financial statements, the Company is in noncompliance of the EBIDA to debt service loan covenant ratio at September 30, 2003.  Such noncompliance constitutes an event of default and provides the bank with the right to demand immediate repayment of the demand and term notes payable.  However, no such demand has been made as of the date of the filing of this Form 10QSB.  If the bank was to demand immediate repayment, the Company may not have adequate liquidity to meet its obligations in the ordinary course of business.  Negotiations are presently underway to obtain a waiver from the bank for the event of default. The Company is also in negotiations with other lenders to refinance the term and demand notes payable and is attempting to raise additional capital.  The Company cannot predict what the outcome of its lender negotiations and capital raising efforts will be.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

Cautionary Statement Regarding Forward Looking Information

This Form 10-QSB for the quarter ended September 30, 2003 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operations, market conditions in the food service industry, our ability to make and integrate acquisitions and the impact of government regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control.  Actual results could differ materially from these forward-looking statements as a result of, among other things:

Our ability to refinance our debt obligations,

Our ability to retain and renew customer contracts,

Our need to finance clients’ equipment and initial start-up costs,

Our dependence on building owners’ ability to retain clients,

Fluctuations in food costs,

Severe labor shortages,

Uncertainties in the competitive bidding process,

Our dependence on key personnel, and

The intense competition in the food service industry on a local and national level.

In addition, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions, as they relate to Host, our business or our management, are intended to identify forward-looking statements.

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

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION (Continued)

Overview

Host America Corporation (referred to in this report as “Host,” the “Company,” “we,” “us” and “our”) consists of three principal operating divisions:  Host Business Dining, Lindley Food Service and SelectForce. Lindley Food Service and SelectForce conduct their operations through entities which are wholly-owned subsidiaries of Host.  Host Business Dining is a contract food management organization that specializes in providing full service corporate dining, and such ancillary services as special event catering and office coffee products to business and industry accounts located in Connecticut, Massachusetts, New Hampshire, New York, New Jersey, Rhode Island and Texas.  Our Lindley Food Service subsidiary provides fresh, unitized meals for governmental programs, such as senior nutrition programs, Head Start programs, school breakfast and summer school programs, primarily under fixed-price contracts in Connecticut, Florida, Indiana, Massachusetts and Rhode Island.  Our SelectForce subsidiary offers employment and drug screening services. SelectForce is able to provide its services to clients throughout the United States and currently has clients in Arkansas, Colorado, Connecticut, Kansas, Missouri, New Mexico, Oklahoma and Texas.

Recent Developments

Lindley Food Service

During the three months ended September 30, 2003, Lindley was awarded the summer food programs for the cities of Hartford and Boston.  Lindley recently entered into a contract with a day care center in Orlando, Florida.

In December 2002, in its ongoing efforts to reduce costs and improve efficiency, Lindley decided to close its shelf stable meals operation at its Dallas, Texas location.  The Lindley management continues to promote its shelf stable meals business and is currently filling orders out of its existing facility in New Haven, Connecticut.  In September, Lindley filled a large shelf stable meal order for Suffolk County and will deliver another order for this agency in the second quarter.  Lindley has also secured various shelf stable meal orders for agencies in Connecticut, Massachusetts and Rhode Island.  These orders will be shipped in the second and third quarters of fiscal 2004.

Lindley is continually looking to increase its presence throughout Connecticut and remains one of the largest senior food service, summer food service, and unitized breakfast providers in the state.  Lindley also is seeking to secure additional senior feeding and head start programs for its locations in Florida, Indiana, Massachusetts and Rhode Island.  The addition of this subsidiary to Host not only helps to diversify the services we provide, but also strengthens the management team and allows the Company to develop markets that were previously unavailable to Host and Lindley as separate entities.

SelectForce

SelectForce has added numerous accounts during the three months ended September 30, 2003; however, it has experienced a decrease in revenues from its existing accounts due to the slow job growth in the economy. SelectForce expects to generate revenue growth through client referrals, mail and telephone solicitations and trade shows.  SelectForce constantly strives to offer new products such as drug and alcohol testing, which will allow it to expand into markets that require these services.  Management plans to attend trade shows throughout the year and strongly believes that this is an effective marketing method for future business growth.

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION (Continued)

Host Business Dining

On August 1, 2003, Host opened two new cafeteria locations in Stamford, CT for Pitney Bowes.  Host also began providing corporate dining services on August 1, 2003 for Stolt-Nielsen in Houston, Texas.  With the addition of this new location, Host has implemented a marketing program to add more business in the Houston area.  In January 2003, Host entered into a contract to provide business dining and catering services for Hutchinson Metro Center in the Bronx, NY and has recently begun temporary operations pending the expected completion of the cafeteria in mid-December.  Hutchinson expects to have more tenants occupying their buildings beginning in January 2004.  Host recently entered into a contract with Honeywell in Teterboro, NJ and expects to begin providing corporate dining services on November 24, 2003.  Host has also recently implemented several new marketing programs at its facilities to maximize sales growth.

Outlook

We believe in our plan to grow our business and increase profitability through future strategic acquisitions and the creation of economies of scale through increased volume and internal sales growth.  Host is constantly looking for ways to reduce its expenses and effectively negotiates with its vendors to minimize costs without compromising food quality.  Host is continually involved in the bidding process for potential new business and currently is working on numerous proposals to secure corporate dining accounts.  SelectForce is expected to continue the growth of its employment screening services and, with the recent addition of its drug screening equipment, now has the capability of offering a total package of screening services to its clients.  Lindley is currently in the process of preparing proposals for several senior nutrition and head start programs.  Most of these programs are high volume accounts and Lindley believes it has a reasonable chance at being the successful bidder on some of these contracts.

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION (Continued)

Results of Operations
Three months ended September 30, 2003 (“2003 period”) vs. three months ended September 30, 2002 (“2002 period”)

Net revenues for the three months ended September 30, 2003 were $6,513,010 as compared to $6,584,292 for the three months ended September 30, 2002.  Accordingly, revenues decreased $71,282 or approximately 1%. The decrease in revenues was attributable to a decline in the Host business dining revenues of $131,629 which was due to the closing of several business dining units during the previous fiscal year and client cutbacks in catering and population.  The business dining revenue decrease was partly offset by the opening of three new locations in August 2003—two for Pitney Bowes and one for Stolt-Nielsen in Houston, Texas.  SelectForce had sales of $492,192 in the 2003 period as compared to $510,899 in 2002, or a decrease of $18,707.  SelectForce added many new customers during the quarter but experienced a decrease in revenues from its existing accounts due to the slow job growth in the economy.  Lindley had a revenue increase of $79,054, primarily due to the opening of operations in Florida, Massachusetts and Rhode Island during the 2003 period. The Company expects to increase its revenues for the balance of fiscal 2004 and beyond through the addition of more corporate dining accounts, aggressive marketing of its elderly feeding and employment screening services and the promotion of its shelf stable meal business.

Total operating costs and expenses were $6,535,027 for the 2003 period as compared to $6,515,352 for the 2002 period, an increase of $19,675 or approximately .3%.  Food, paper, labor and related benefits, and contracted services increased by $7,401 in the 2003 period.  The business dining operation had a decrease in food, labor and related benefits of $100,316, which was due to cost cutting and the decrease in business dining revenues.  Lindley’s food, labor and related benefits increased by $121,746 primarily due to the new operations in Florida, Massachusetts and Rhode Island during the 2003 period.  SelectForce had a decrease of $14,029 in labor and related benefits and contracted services in the 2003 period.  Contracted services totaling $329,938 represent costs incurred with SelectForce’s data screening providers.

Other expenses consist primarily of legal and accounting fees, liability insurance, equipment and facility rental, repairs, maintenance, utilities, commissions and various other costs.  Other expenses were $728,830 in the 2003 period as compared to $682,349 during 2002, an increase of $46,481 or approximately 7%.  A portion of this higher other expense, is due to legal, accounting and other professional fees of $94,406 in 2003 as compared to $75,233 in the 2002 period, an increase of $19,173.  Host paid $18,083 to the bank in the 2003 period to unwind the interest rate swap agreement.  In the 2002 period, Host accrued $22,500 of the bank loan success fee.

Host incurred a net loss of $126,873, after provision for income taxes of $5,000 for the three months ended September 30, 2003, as compared to net income of $8,471 for the three months ended September 30, 2002.  There was a $4,000 provision for income taxes in the 2002 period.  The Company expects to increase its revenues and profitability through the addition of more corporate dining and senior nutrition programs, the anticipated growth of its employment and drug screening business and by identifying areas where it can improve cost efficiencies.

Interest expense increased by $37,963 for the three months ended September 30, 2003 when compared to the 2002 period.  The increase in interest expense is a result of the accrual of $44,250 of interest on the private placement subordinated debt and the accretion of $21,700 of original issue discount on the warrants attached to the debt. These charges were partially offset by lower interest costs on the bank debt due to the new variable interest rate and principal reduction on the term note.

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION (Continued)

Liquidity and Capital Resources

Host has principally financed its operations through its public offering and other equity and debt financing.  Host’s liquidity as evidenced by its current ratio has decreased.  The current ratio at September 30, 2003 and June 30, 2003 was 1.06:1 and 1.20:1, respectively.  This decrease is due to the net operating loss of $126,873 and the classification of the entire bank term note as current due to its July 1, 2004 maturity date.  The net proceeds of $379,940 and $108,510 from the issuance of the preferred and common stock, respectively, partly offset the impact of the net operating loss and classification of the entire bank term note as current.

Net cash flows for the three-month period ended September 30, 2003 resulted in an increase in cash of $53,331, which was primarily attributable to the preferred and common stock  proceeds, net of equipment purchases, debt reduction and cash used in operating activities.  Operating activities resulted in a net cash outflow of $294,436.  This was primarily the result of the net loss and a use of cash by operating assets and liabilities, which was partially offset by depreciation, amortization and the accretion of discount on private placement warrants.  Net cash used in investing activities was $28,954 for equipment purchases. Host’s financing activities resulted in a net cash inflow of $376,721 as a result of the common and preferred stock proceeds, net of principal payments on long-term debt.  Future operating revenues and equity financing will provide long-term liquidity.

The Company has a term note payable and a demand note payable.  However, the Company is prohibited from taking any further advances under the demand note payable.

The term note payable and demand note payable are collateralized by substantially all of the assets of the Company.  In addition, they are subject to certain financial covenants, noncompliance with which would be considered an event of default and provide the bank with the right to demand repayment prior to the maturity date.  The Company is required to comply with the requirements on a quarterly basis.

On July 31, 2003, the Company entered into a Modification and Reaffirmation Agreement with the bank, which provides the following:

1.	The expiration date on the demand note and term note has been changed to July 1, 2004.
2.	The interest rate on the term note has been changed to a variable rate of prime plus 1.5%.
3.	Restored the Company’s ability to draw standby letters of credit, in an aggregate amount not to exceed $143,550, as collateral on performance bonds for certain senior feeding programs.
4.	Changed the borrowing base definition from 75% to 80% of eligible accounts receivable and modifies the borrowing base certificate filing frequency from daily to weekly.
5.	Requires quarterly covenant measurements as follows:

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION (Continued)

a.	Ratio of debt to net worth of not more than 1.25 to 1.0 tested at September 30, 2003 and at the end of each fiscal quarter thereafter.
b.	Funded debt to EBITDA shall not be greater than 2.5 to 1.0 tested at fiscal year end.
c.

Ratio of EBIDA to debt service of not less than 1.05 to 1.0 for the quarter ended September 30, 2003, of not less than 1.1 to 1.0 for the six month period ending December 31, 2003 and not less than 1.5 to 1.0 for the nine month period ending March 31, 2004 and at all times thereafter.

d.	Current ratio equal to or greater than 1:1 at all times.
e.

Collateral coverage ratio of not less than 1:1 to be tested quarterly commencing September 30, 2003.  The collateral coverage ratio will be tested within fifteen (15) days after the end of each fiscal quarter.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note D to the condensed consolidated financial statements, the Company is in noncompliance of the EBIDA to debt service loan covenant ratio at September 30, 2003.  Such noncompliance constitutes an event of default and provides the bank with the right to demand immediate repayment of the demand and term notes payable.  However, no such demand has been made as of the date of the filing of this Form 10QSB.  If the bank was to demand immediate repayment, the Company may not have adequate liquidity to meet its obligations in the ordinary course of business.  Negotiations are presently underway to obtain a waiver from the bank for the event of default. The Company is also in negotiations with other lenders to refinance the term and demand notes payable and is attempting to raise additional capital.  The Company cannot predict what the outcome of its lender negotiations and capital raising efforts will be.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The total principal outstanding under the term note at September 30, 2003 is $1,113,222, which is included in the current portion of long-term debt at that date due to the July 1, 2004 maturity date. Total borrowings outstanding under the demand note payable at September 30, 2003 totaled $424,889.

In connection with the July 31, 2003 Modification and Reaffirmation Agreement, the Company unwound the interest rate swap agreement by paying Webster Bank a swap breakage fee of $18,083, which represented the fair value of the interest rate swap on August 5, 2003.

From November 1, 2002 through February 28, 2003, the Company conducted a private placement offering of $1,500,000 or sixty units at $25,000 per unit.  Each unit consisted of one 12% unsecured promissory note in the amount of $25,000 due January 31, 2008 and 7,080 warrants to purchase Host’s common stock at an exercise price of $2.00, exercisable from December 31, 2003 until January 31, 2008.  Interest began to accrue on January 1, 2003 and is payable semi-annually on June 30 and December 31.  The Company sold a total of 59 units and received $1,475,000 from the offering.  The Company applied $965,000 of these proceeds against its demand note payable obligation and paid $122,500 to the Selling Agent for commissions in connection with the 49 units that were sold by the Selling Agent.  Of the $1,475,000 received in the offering, $434,000 has been assigned to the warrants based on the fair value.  The fair value of these warrants has been recorded as original issue discount, resulting in a reduction in the carrying value of the debt.  The original issue discount will be amortized into interest expense over the term of the debt.

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION (Continued)

On August 5, 2003, the Board of Directors of Host authorized and approved the designation, issuance and sale of series B convertible preferred stock (the “series B stock”), a newly-created series of Host’s preferred stock. On August 11, 2003, Host privately offered and sold 266,667 shares of the series B stock to an individual investor for an aggregate purchase price of $400,000, or $1.50 per share.  The Company recorded proceeds of $379,940, which is net of $20,060 of issuance costs.  The series B stock has various preferences and conversion rights, including the right to receive a cumulative distribution at the rate of 8% per share per annum, payable semi-annually on or before the day of Host’s fiscal quarters ending December 31 and June 30. Furthermore, the series B stock is convertible for a period of 5 years from the issue date into shares of Host’s Common Stock according to the conversion ratio set forth in the Articles of Amendment to the Articles of Incorporation of Host, which were filed with the Colorado Secretary of State on August 11, 2003.  The Articles of Amendment also set forth other preferences, conversion and other rights, voting powers, limitations as to distributions and qualifications of the series B stock.  The difference between the purchase price and fair value of the common stock into which the preferred stock is convertible of $533,334 is analogous to a dividend and therefore has been reflected as an increase to the deficit during the three months ended September 30, 2003.

The Company issued 52,750 shares of common stock for options exercised during the three months ended September 30, 2003.  The Company received $117,175 in gross proceeds from these options, which were exercised at various prices ranging from $2.00 to $2.6875 per share.  The Company recorded proceeds of $108,510, which is net of $8,665 of issuance costs.

On August 25, 2003, Host and GlobalNet Energy Investors, Inc. (“GlobalNet”) entered into a promissory note providing for advances from Host to GlobalNet.  The promissory note bears interest on the principal balance at the rate of 9.25% per annum. As of September 30, 2003, the balance on this note was $59,208, which is included in prepaid expenses and other in the accompanying condensed consolidated balance sheet.  The note was repaid in full to Host on November 14, 2003.

Host does not anticipate making any substantial capital expenditures during the balance of the fiscal year that are not typically reimbursed by its customers.  Initial capital expenditures primarily incurred when a new food service agreement is in its initial start up phase will be financed by cash flows from operations.  On July 1, 2003, Lindley entered into a two-year capital lease agreement for a packaging machine.  The packaging machine has already helped to improve efficiency and reduce Lindley’s labor costs.

Critical Accounting Policies

There have been no major changes to the critical accounting policies as outlined in the Company’s June 30, 2003 Form 10-KSB.

ITEM 3.            CONTROLS AND PROCEDURES

The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15 under supervision and with the participation of its principal executive officer and principal financial officer, as of September 30, 2003.  Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic Securities and Exchange Commission filings.  No significant changes were made to the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.  The design of any future system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

NONE

Item 2.	Changes in Securities

On July 31, 2003, the Company converted 700,000 shares of series A preferred stock into 700,000 shares of its common stock.

On August 5, 2003, the Board of Directors of Host authorized and approved the designation, issuance and sale of series B convertible preferred stock (the “series B stock”), a newly-created series of Host’s preferred stock.  On August 11, 2003, Host privately offered and sold 266,667 shares of the series B stock to an individual investor for an aggregate purchase price of $400,000, or $1.50 per share.  The Company recorded proceeds of $379,940, which is net of $20,060 of issuance costs.  The series B stock has various preferences and conversion rights, including the right to receive a cumulative distribution at the rate of 8% per share per annum, payable semi-annually on or before the day of Host’s fiscal quarters ending December 31 and June 30.  Furthermore, the series B stock is convertible for a period of 5 years from the issue date into shares of Host’s Common Stock according to the conversion ratio set forth in the Articles of Amendment to the Articles of Incorporation of Host, which were filed with the Colorado Secretary of State on August 11, 2003.  The Articles of Amendment also set forth other preferences, conversion and other rights, voting powers, limitations as to distributions and qualifications of the series B stock.

The Company issued 52,750 shares of common stock for options exercised during the three months ended September 30, 2003.  The Company received $117,175 in gross proceeds from these options, which were exercised at various prices ranging from $2.00 to $2.6875 per share.  The Company recorded proceeds of $108,510, which is net of $8,665 of issuance costs.

Item 3.	Defaults Upon Senior Securities

See Note J to the Notes to Condensed Consolidated Financial Statements.

Item 4.	Submission of Matters to a Vote of Security Holders

NONE

Item 5.	Other Information

On September 24, 2003, Host entered into a merger agreement with GlobalNet Energy Investors, Inc. (“GlobalNet”) pursuant to which GlobalNet will become a wholly-owned subsidiary of Host. The merger agreement provides that at closing, Host will issue to the GlobalNet shareholders an aggregate of 250,000 shares of Host’s “restricted” common stock.  In addition, the agreement provides that the GlobalNet shareholders will be issued additional shares of Host’s “restricted” common stock if GlobalNet achieves certain performance goals specified in the merger agreement.  The merger agreement does not limit the number of additional shares that may be issued and as a result, such issuances could result in a change in control of Host.  The merger agreement is subject to shareholder approval and the filing of a definitive proxy statement with the Securities and Exchange Commission.

On November 4, 2003, Host and Globalnet entered into an amendment to the merger agreement extending the due date for the delivery of the disclosure letters as required by the merger agreement.  The disclosure letters, which were previously due on November 7, 2003, are now due on December 7, 2003.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

10.51	Food Services Agreement between Host America Corporation and Pitney Bowes Inc. dated July 28, 2003
10.52	Agreement for Food Services between Host America Corporation and Stolt-Nielsen Transportation Group, Inc. dated August 4, 2003
31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

On August 6, 2003, the Company filed a Form 8-K under Item 5, Material Events, to disclose that it had entered into a Modification and Reaffirmation Agreement with Webster Bank on July 31, 2003, modifying the First Amended and Restated Commercial Loan and Security Agreement dated April 5, 2002.

On August 7, 2003, the Company filed a Form 8-K under Item 5, Material Events, to disclose that it had entered into a Letter of Intent with GlobalNet Energy Investors, Inc. on August 6, 2003, providing for the acquisition by Host of all of the issued and outstanding shares of GlobalNet in consideration for the issuance of Host Common Stock.

On August 13, 2003, the Company filed a Form 8-K under Item 5, Material Events, to disclose that the Board of Directors of Host authorized and approved the designation, issuance and sale of Series B convertible preferred stock (the “series B stock”), a newly-created series of Host’s preferred stock and that on August 11, 2003, Host privately offered and sold 266,667 shares of the series B stock to the Roger Dean Lockhart Trust for an aggregate purchase price of $400,000 or $1.50 per share.

On September 25, 2003, the Company filed a Form 8-K under Item 1, Changes in Control of Registrant and Item 5, Material Events, to disclose that on September 24, 2003, Host signed a Merger Agreement with GlobalNet Energy Investors, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST AMERICA CORPORATION

Date: November 14, 2003	By:/s/ GEOFFREY W. RAMSEY
Geoffrey W. Ramsey, President
and Chief Executive Officer

Date: November 14, 2003	By:/s/ DAVID J. MURPHY
David J. Murphy, Executive Vice President
and Chief Financial Officer