Form 10QSB
period 2003-12-31
HOST AMERICA CORP
filed 2004-02-17
CIK 809012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark one)
[X] Quarterly report under Section 13 or 15(d) of the Securities Act

For the quarterly period ended December 31, 2003

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

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

Yes _____  No _____

APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  4,051,381 shares as of February 9, 2004

       Transitional Small Business Disclosure Format (check one):

Yes _____  No _____

HOST AMERICA CORPORATION AND SUBSIDIARIES
DECEMBER 31, 2003 FORM 10-QSB
INDEX

Part I – Financial Information		Page

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets – December 31, 2003 (Unaudited) and June 30, 2003 (Audited).................................................................................	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) – for the three months ended December 31, 2003 (Unaudited) and 2002 (Unaudited).................................................................................................	4

	Condensed Consolidated Statements of Operations and Comprehensive Loss – for the six months ended December 31, 2003 (Unaudited) and 2002 (Unaudited).................................................................................................	5

	Condensed Consolidated Statements of Cash Flows – for the six months ended December 31, 2003 (Unaudited) and 2002 (Unaudited)..........................................	6

	Notes to Condensed Consolidated Financial Statements (Unaudited).......................	7

Item 2.	Management’s Discussion and Analysis or Plan of Operation.................................	16

Item 3.	Controls and Procedures......................................................................................	25

Part II – Other Information

Item 1.	Legal Proceedings...............................................................................................	26

Item 2.	Changes in Securities...........................................................................................	26

Item 3.	Defaults Upon Senior Securities...........................................................................	26

Item 4.	Submission of Matters to a Vote of Security Holders.............................................	26

Item 5.	Other Information................................................................................................	26

Item 6.	Exhibits and Reports on Form 8-K........................................................................	26

	Signatures.............................................................................................................	28

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2003	June 30, 2003
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$ 2,022,614	$ 574,528
Accounts receivable, net of allowance for doubtful
accounts of $56,000 and $23,000 as of December 31,
2003 and June 30, 2003, respectively	3,315,077	2,679,938
Inventory	1,123,606	655,688
Prepaid expenses and other	491,450	350,200
Total current assets	6,952,747	4,260,354

PROPERTY AND EQUIPMENT, net	946,829	780,787

OTHER ASSETS
Other	470,465	157,407
Customer lists, net	675,261	711,949
Goodwill	10,501,876	5,280,800
	11,647,602	6,150,156
	$ 19,547,178	$ 11,191,297

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Demand note payable	$ 424,889	$ 424,889
Current portion of long-term debt	1,352,985	426,612
Interest rate swap	-	29,099
Accounts payable	2,193,725	1,875,543
Accrued expenses	753,862	802,353
Total current liabilities	4,725,461	3,558,496

LONG-TERM LIABILITIES
Long-term debt, less current portion included above	360,672	960,820
Subordinated debt	1,127,800	1,084,400
	1,488,472	2,045,220
Total liabilities	6,213,933	5,603,716

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, series A, $.001 par value,
2,000,000 shares authorized	-	700
Preferred stock, series B, $.001 par value,
266,667 shares authorized	267	-
Common stock, $.001 par value, 80,000,000 shares
authorized	3,541	2,183
Common stock to be issued, net	2,220,798	-
Additional paid-in capital	17,414,804	11,339,406
Deficit	(6,306,165)	(5,725,609)
Accumulated other comprehensive loss	-	(29,099)
Total stockholders’ equity	13,333,245	5,587,581
	$ 19,547,178	$ 11,191,297

The accompanying notes are an integral part of these condensed consolidated financial statements.
HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
	(Unaudited)	(Unaudited)

NET REVENUES	$6,795,681	$6,349,337

OPERATING COSTS AND EXPENSES
Food and paper products	2,885,936	2,859,122
Labor and benefits	2,676,899	2,360,321
Other	696,790	721,015
Contracted services	269,403	239,027
Depreciation and amortization	88,255	104,752
Bank and related fees	4,842	259,594
Impairment charge	-	121,000
	6,622,125	6,664,831

Income (loss) from operations	173,556	(315,494)

OTHER INCOME (EXPENSE)
Other income	5,428	829
Interest expense	(93,333)	(59,611)
	(87,905)	(58,782)

Income (loss) before provision for income taxes	85,651	(374,276)

PROVISION FOR INCOME TAXES	6,000	1,000

Net income (loss)	79,651	(375,276)

OTHER COMPREHENSIVE INCOME, before tax
Interest rate swap adjustments:
Unrealized loss on agreement	-	(6,060)
Reclassification adjustment for losses included
in net income (loss)	-	19,479

Other comprehensive income, net of tax	-	13,419

Comprehensive income (loss)	$ 79,651	$ (361,857)

Net income (loss) per common share - basic	$ 0.03	$ (0.17)

Net income (loss) per common share - diluted	$ 0.02	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
	(Unaudited)	(Unaudited)

NET REVENUES	$13,308,691	$12,933,629

OPERATING COSTS AND EXPENSES
Food and paper products	5,683,830	5,785,352
Labor and benefits	5,248,661	4,789,980
Other	1,425,620	1,403,364
Contracted services	599,341	575,331
Depreciation and amortization	176,775	223,062
Bank and related fees	22,925	282,094
Impairment charge	-	121,000
	13,157,152	13,180,183

Income (loss) from operations	151,539	(246,554)

OTHER INCOME (EXPENSE)
Other income	6,110	6,935
Interest expense	(193,871)	(122,186)
	(187,761)	(115,251)

Loss before provision for income taxes	(36,222)	(361,805)

PROVISION FOR INCOME TAXES	11,000	5,000

Net loss	(47,222)	(366,805)

OTHER COMPREHENSIVE INCOME, before tax
Interest rate swap adjustments:
Unrealized income (loss) on agreement	4,983	(17,171)
Reclassification adjustment for losses included
in net loss	24,116	39,301

Other comprehensive income, net of tax	29,099	22,130

Comprehensive loss	$ (18,123)	$ (344,675)

Net loss per common share - basic	$ (0.02)	$ (0.17)

Net loss per common share - diluted	N/A	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (47,222)	$ (366,805)
Adjustments to reconcile the net loss to net cash (used in)
provided by operating activities:
Depreciation and amortization	176,775	223,062
Impairment charge	-	121,000
Accretion of discount on private placement warrants	43,400	-
401K expense pursuant to stock issuance	11,397	11,505
Gain on disposal of property and equipment	(2,775)	(743)
Changes in operating assets and liabilities	(320,798)	376,975
Net cash (used in) provided by operating activities	(139,223)	364,994

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	2,775	12,772
Purchases of property and equipment	(47,031)	(101,357)
Net cash paid for business acquired	(1,059,130)	-
Net cash used in investing activities	(1,103,386)	(88,585)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from subordinated debt	-	1,150,000
Deferred financing costs	-	(87,500)
Proceeds from common stock to be issued, net	2,220,798	-
Proceeds from issuance of preferred stock, net	386,940	-
Proceeds from issuance of common stock	304,652	-
Principal payments on long-term debt	(221,695)	(216,572)
Payments on demand notes payable	-	(650,000)
Net cash provided by financing activities	2,690,695	195,928

NET INCREASE IN CASH	1,448,086	472,337

CASH, beginning of period	574,528	648,625

CASH, end of period	$ 2,022,614	$ 1,120,962

Cash paid for business acquired is comprised of:
Fair value of assets acquired	$ 6,483,921	$ -
Liabilities assumed	584,791	-
Purchase price, net of cash received of $66,893	5,899,130	-
Common stock issued for business acquired	4,840,000	-
Net cash paid for business acquired	$ 1,059,130	$ -

Non-cash Investing and Financing Activities:
Equipment acquired through assumption of
notes payable and capital leases	$ 50,405	$ 34,057
Dividend on preferred stock	533,334	-

The accompanying notes are an integral part of these condensed consolidated financial statements.
HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements of Host America Corporation and subsidiaries (the “Company”) as of and for the three and six months ended December 31, 2003 and 2002 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) and disclosures necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America.  The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the SEC.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2003.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements presented as of December 31, 2003 and 2002 and for the three and six months then ended, include the accounts of Host America Corporation (“Host”) and its wholly-owned subsidiaries Lindley Food Service Corporation (“Lindley”), SelectForce, Inc. (“SelectForce”) and, effective December 23, 2003, GlobalNet Energy Investors, Inc. (“GlobalNet”) (see Note B). All significant intercompany transactions and balances have been eliminated.

INVENTORY

Inventory consists primarily of food, paper products and electrical components and is stated at the lower of cost ormarket, with cost determined on a first-in, first-out basis.

EARNINGS PER SHARE

Basic earnings per common share for the six months ended December 31, 2003 and 2002 have been computed based on the weighted average shares outstanding of 2,882,949 and 2,176,027, respectively.  Basic earnings per common share for the three months ended December 31, 2003 and 2002 have been computed based on the weighted average shares outstanding of 3,012,448 and 2,178,516, respectively.  Diluted earnings per common share for the three months ended December 31, 2003 has been computed based on the weighted average shares outstanding of 3,410,200 which includes 397,752 of common stock equivalents.  Diluted earnings per share was not presented for the six months ended December 31, 2003 due to the Company’s net loss; however, some of the warrants, convertible preferred stock and stock purchase options were dilutive.  Diluted earnings per share was not presented for the three and six months ended December 31, 2002 as the

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE A -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

EARNINGS PER SHARE (Continued)

potentially dilutive warrants, convertible preferred stock and stock purchase options were anti-dilutive.

Convertible preferred shares subject to future dilution totaled 266,667 and 700,000, shares under stock purchase options totaled 626,900 and 488,350 and shares under warrants totaled 1,575,412 and 1,600,412 at December 31, 2003 and 2002, respectively.

SEGMENT INFORMATION

The Company’s primary operating segments are contract food management services (Host), the preparation of unitized meals (Lindley), employment screening services (SelectForce) and energy management products and services (GlobalNet).

NOTE B –	ACQUISITION

On December 23, 2003, the Company issued 550,000 shares of Host’s “restricted “ common stock in exchange for all of the outstanding shares of GlobalNet, for a total purchase price, including acquisition expenses of $173,000, of approximately $5,966,000.  The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition.  The excess of the purchase price over the fair value of the net assets acquired was approximately $5,221,000 and has been recognized as goodwill.

GlobalNet markets, sells, installs and manages energy saving products and technology.  Its principal product consists of a computerized controller capable of reducing energy consumption and demand fluctuations of electrical inductive loads on motors and certain lighting systems.  GlobalNet holds a license/distributor agreement with EnergyNSync which provides GlobalNet with the exclusive right to distribute their energy products.  The agreement is contingent upon GlobalNet meeting minimum annual dollar volume purchase requirements measured on a quarterly basis.  In the event GlobalNet fails to meet the minimum annual dollar purchase requirements in any calendar year or otherwise fails to timely make any of the exclusivity payments, the exclusive term shall terminate and the agreement shall automatically be amended and shall thereafter be, non-exclusive for the non-exclusive term (6 months).  In the event that GlobalNet fails to meet the minimum annual purchase requirement during the non-exclusive term, EnergyNSync will give 30 days prior written notice to GlobalNet to terminate this agreement.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE B –	ACQUISITION (Continued)

EnergyNSync would have the right to terminate the agreement if the default is not cured within that 30 day period.  In addition, GlobalNet is a registered “aggregator” with the Public Utility Commission of Texas.  As a registered aggregator, GlobalNet is authorized to act as an electricity buyer’s agent and can join two or more customers into a single purchasing unit to negotiate the purchase of electricity on behalf of a customer group.  GlobalNet has not recorded any aggregation revenue through December 31, 2003.

As a result of the acquisition of GlobalNet on December 23, 2003, Host is related to certain entities through common ownership.  Specifically, former GlobalNet shareholders who are now Host shareholders are principals in EnergyNSync and RS Services.  EnergyNSync is the owner of certain technology which makes up proprietary software used in the GlobalNet products.  EnergyNSync currently has a production agreement with a manufacturer to install this software on the circuit boards used in the manufacture of products sold by GlobalNet.  EnergyNSync currently has these boards shipped to RS Services where final assembly of the control panels is completed.  The finished control panels are sold directly to GlobalNet by EnergyNSync.  RS Services currently does not have an agreement with GlobalNet; however, RS Services has performed site surveys and installations and has been paid by GlobalNet for these services.

The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows:

Cash	$ 66,893
Accounts receivable	597,003
Other assets	469,836
Property and equipment	196,006
Goodwill	5,221,076
Total assets purchased	6,550,814
Less: liabilities assumed	584,791
Total purchase price	$ 5,966,023

The following information reflects the pro forma results of operations of the Company for the three and six months ended December 31, 2003 assuming that the GlobalNet acquisition had occurred at the beginning of the respective periods:

	Three Months Ended	Six Months Ended
	December 31, 2003	December 31, 2003
Net Revenue	$6,815,661	$13,348,671
Loss from continuing operations	(120,716)	(503,843)
Net (loss)	(120,716)	(503,843)
Net loss per common share – basic	$ (.03)	$ (.15)
Net loss per common share – diluted	N/A	N/A

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE C –	GOODWILL

The changes in the carrying amount of goodwill for the six months ended December 31, 2003 are as follows:

Balance as of June 30, 2003	$ 5,280,800
Goodwill acquired during the period	5,221,076
Balance as of December 31, 2003	$10,501,876

NOTE D –	CUSTOMER LISTS

A summary of the carrying amount of the customer lists as of December 31, 2003 and June 30, 2003 is as follows:

	December 31,	June 30,
	2003	2003
Customer lists	$ 880,000	$ 880,000
Less: accumulated amortization	204,739	168,051
	$ 675,261	$ 711,949

Amortization of the customer lists for the six-month periods ended December 31, 2003 and 2002 totaled $36,688 and $36,687, respectively.

Future amortization expense for each of the twelve month periods succeeding December 31, 2003 is as follows:

2004	$ 73,371
2005	73,371
2006	73,371
2007	73,371
2008	73,371
2009 and thereafter	308,406
$ 675,261

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE E –	BANK DEBT

The Company has a term note payable and demand note payable with a bank. The total principal outstanding under the term note at December 31, 2003 was $1,035,556, which is included in the current portion of long-term debt at that date due to the July 1, 2004 maturity date.  Borrowings outstanding under the demand note payable at December 31, 2003 totaled $424,889.  Subsequent to December 31, 2003, the Company paid in full the balance due on the term and demand notes plus accrued interest.  The Company utilized substantially all of the net proceeds from a private placement to liquidate its debt obligations with the bank.

NOTE F -	SUBORDINATED DEBT

On November 1, 2002, the Company commenced a private placement offering of $1,500,000 or sixty units at $25,000 per unit.  Each unit consisted of one 12% unsecured promissory note in the amount of $25,000 due January 31, 2008 and 7,080 warrants to purchase Host’s common stock at an exercise price of $2.00, exercisable from December 31, 2003 until January 31, 2008.  Interest began to accrue on January 1, 2003 and is payable semi-annually on June 30 and December 31.  The units were offered and sold on a “best efforts” basis on behalf of Host by a licensed NASD broker-dealer (“Selling Agent”).  The Company paid the Selling Agent a commission of 10% of the gross proceeds from the units sold.  A registered representative of the Selling Agent is a major shareholder of Host.  Officers and directors of Host also offered and sold units but no commissions or other remuneration were paid to these individuals.  Subordinated notes payable to officers, directors, and other affiliated persons totaled $450,000 at December 31, 2003.  As of December 31, 2003, these notes are subordinate to the Company’s borrowings under its term and demand notes payable.

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

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE G –	STOCKHOLDERS’ EQUITY

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

The difference between the purchase price and the fair value of the common stock into which the preferred stock is convertible of $533,334 is analogous to a dividend and therefore has been reflected as an increase to the deficit during the three and six months ended December 31, 2003.

COMMON STOCK

During the quarter ended December 31, 2003, Host privately placed 500,000 shares of common stock at $5.00 per share with twenty-four accredited investors.  The shares were offered and sold on a best efforts basis by officers and directors of Host and by a licensed NASD broker-dealer (“Selling Agent”).  Host paid the Selling Agent a commission of 10% of the gross proceeds from the shares sold.  In addition, for every ten shares of common stock sold, the Selling Agent received one warrant to purchase one share of common stock at $5.50 per share, exercisable for a period of five years.  A registered representative of the Selling Agent is a major shareholder of Host.  Officers and directors of Host also offered and sold shares but no commissions or other remuneration were paid to these individuals.

The Company received $2,500,000 from the offering, which closed on December 19, 2003; however, the 500,000 shares of common stock were not issued until January 9, 2004.  The Company paid $242,500 to the Selling Agent for commissions in connection with the 485,000 shares that were sold by the Selling Agent.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE G –	STOCKHOLDERS’ EQUITY (Continued)

WARRANTS

The Company issued 25,000 shares of common stock in connection with the exercise of non-publicly traded warrants during the quarter ended December 31, 2003.  The Company received $137,500 in gross proceeds from these warrants, which were exercised at $5.50 per share.

STOCK OPTIONS

The Company applies the disclosure only provisions of Financial Accounting Standards Board Statement (“SFAS”) No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”) for employee stock option awards.  Had compensation cost for the Company’s stock option plan been determined in accordance with the fair value-based method prescribed under SFAS 123, the Company’s net loss and net loss per common share would have approximated the pro forma amounts indicated below:

	For the six months ended
	12/31/03	12/31/02
Net loss, as reported	$ (47,222)	$ (366,805)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11,000)	-
Pro forma net loss	(58,222)	$ (366,805)
Net loss per common share, as reported	$ (.02)	$ (.17)
Pro forma net loss per common share	$ (.02)	$ (.17)

The fair value of stock options used to compute pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2003:  dividend yield of 0%; expected volatility of 77%; average risk-free interest rate of 4.30%; and an expected option holding period of 10 years.

The Company issued 77,750 shares of common stock for options exercised during the six months ended December 31, 2003.  The Company received $167,152 in gross proceeds from these options, which were exercised at various prices ranging from $2.00 to $2.6875 per share.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE H –	INDUSTRY SEGMENT INFORMATION

The Company has four major reportable segments: Host America Corporation (Host) and its wholly-owned subsidiaries Lindley Food Service Corporation (Lindley), SelectForce, Inc. (SelectForce) and GlobalNet Energy Investors, Inc. (GlobalNet).  The segments were determined based on the types of products and services that the individual entities offer.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Business segment financial information as of and for the six months ended December 31, 2003 is as follows:

	Business Dining	Unitized Meals	Screening Services	Energy Management	Total	Eliminations	Consolidated

Sales to unaffiliated customers	$ 6,252,709	$ 6,166,600	$890,731	-	$13,310,040	$ (1,349)	$13,308,691
Segment (loss) profit	(128,496)	42,210	53,525	(14,461)	(47,222)	-	(47,222)
Depreciation and amortization	60,099	99,706	16,970	-	176,775	-	176,775
Provision for income taxes	2,000	5,000	4,000	-	11,000	-	11,000
Segment assets	2,542,630	8,181,139	1,793,874	7,029,535	19,547,178	-	19,547,178

Business segment financial information as of and for the six months ended December 31, 2002 is as follows:

	Business Dining	Unitized Meals	Screening Services	Total	Eliminations	Consolidated

Sales to unaffiliated customers	$ 6,000,421	$ 6,060,829	$ 872,590	$12,933,840	$ (211)	$ 12,933,629
Segment (loss) profit	(183,004)	(228,858)	45,057	(366,805)	-	(366,805)
Depreciation and amortization	117,894	88,967	16,201	223,062	-	223,062
Provision for income taxes	2,000	-	3,000	5,000	-	5,000
Segment assets	2,155,316	8,115,523	1,865,241	12,136,080	-	12,136,080

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE I –	RELATED PARTY TRANSACTIONS

The Company leases land and real property from a partnership owned by certain employees/stockholders under a lease agreement extended to March 31, 2005.  Rent expense totaled $18,000 for the six months ended December 31, 2003 and 2002.  The Company believes this lease is on terms competitive with other similar facilities in the area.

Future minimum lease payments under the related party lease for each of the twelve month periods succeeding December 2003 are as follows:

2004	$ 36,000
2005	9,000
$ 45,000

In accordance with the terms of the Lindley acquisition, Host shall pay the Sellers of Lindley, the President and Vice President of Lindley, an “Earnout EBITA” equal to a ten percent (10%) earnings interest (“Earnout Percentage Points”) multiplied by the product of 2.25 times Earnout EBITA.  In accordance with the terms of the acquisition agreement, the Sellers elected to exercise the 5% maximum Earnout EBITA for the two (2) year periods ended June 30, 2003 and 2002.

Amounts due to the Sellers in connection with the Earnout EBITA, totaled $188,700 and $248,700 as of December 31, 2003 and June 30, 2003, respectively, which is reflected in accrued expenses in the accompanying condensed consolidated balance sheets.  The Company is repaying this obligation in monthly installments of $10,000 plus 12% interest.

The Company is obligated to certain officers, directors and affiliated persons in the amount of $450,000 in connection with private placement of subordinated debt (see Note F).

A major shareholder of Host, who was also a principal shareholder of GlobalNet, provided GlobalNet with debt financing, which was assumed by Host as a result of the acquisition (see Note B).  As of December 31, 2003, there are three outstanding promissory notes with a total balance due of $497,515.  These notes, which bear interest at 15%, mature in February, June and August 2006.

NOTE J –	LETTER OF INTENT

On January 20, 2004, Host signed a letter of intent to purchase two patents and all rights to an energy saving product marketed under the name “Fan Saver,” from Advanced Refrigeration Controls of Riverside, California.  Host expects to issue “restricted” common stock in exchange for the patents and inventory.

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

Cautionary Statement Regarding Forward Looking Information

This Form 10-QSB for the quarter ended December 31, 2003 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operations, market conditions in the food service industry, our ability to make and integrate acquisitions and the impact of government regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control.  Actual results could differ materially from these forward-looking statements as a result of, among other things:

Our ability to refinance our debt obligations,

Our ability to retain and renew customer contracts,

Our need to finance clients’ equipment and initial start-up costs,

Our dependence on building owners’ ability to retain clients,

Fluctuations in food costs,

Severe labor shortages,

Uncertainties in the competitive bidding process,

Our dependence on key personnel,

The intense competition in the industry segments in which we operate on a local and national level, and

The integration and success of our newly acquired GlobalNet subsidiary and GlobalNet’s ability to satisfy the terms of the license/distributor agreement between GlobalNet and EnergyNSync.

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

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION (Continued)

Overview

Host America Corporation (referred to in this report as “Host,” the “Company,” “we,” “us” and “our”) consists of four principal operating divisions:  Host Business Dining, Lindley Food Service, SelectForce and GlobalNet.  Lindley Food Service, SelectForce and GlobalNet conduct their operations through entities which are wholly-owned subsidiaries of Host.  Host Business Dining is a contract food management organization that specializes in providing full service corporate dining, and such ancillary services as special event catering and office coffee products to business and industry accounts located in Connecticut, Massachusetts, New Hampshire, New York, New Jersey, Rhode Island and Texas.  Our Lindley Food Service subsidiary provides fresh, unitized meals for governmental programs, such as senior nutrition programs, Head Start programs, school breakfast and summer school programs, primarily under fixed-price contracts in Connecticut, Florida, Indiana, Massachusetts and Rhode Island.  Our SelectForce subsidiary offers employment and drug screening services. SelectForce is able to provide its services to clients throughout the United States and currently has clients in Arkansas, Colorado, Connecticut, Kansas, Missouri, New Mexico, Oklahoma and Texas.  Our GlobalNet subsidiary holds a license to distribute energy saving technology products and software.  These products possess the capacity to reduce the energy consumption on inductive loads for electrical equipment, motors and the majority of existing lighting systems.

Recent Developments

Private Placement

During the quarter ended December 31, 2003, Host privately placed 500,000 shares of common stock at $5.00 per share with twenty-four accredited investors.  The shares were offered and sold on a best efforts basis by officers and directors of Host and by a licensed NASD broker-dealer (“Selling Agent”).  Host paid the Selling Agent a commission of 10% of the gross proceeds from the shares sold.  In addition, for every ten shares of common stock sold, the Selling Agent received one warrant to purchase one share of common stock at $5.50 per share, exercisable for a period of five years.  A registered representative of the Selling Agent is a major shareholder of Host.  Officers and directors of Host also offered and sold shares but no commissions or other remuneration were paid to these individuals.  The Company received $2,500,000 from the offering, which closed on December 19, 2003; however, the 500,000 shares of common stock were not issued until January 9, 2004.  The Company paid $242,500 to the Selling Agent for commissions in connection with the 485,000 shares that were sold by the Selling Agent.

GlobalNet Energy Investors, Inc.

On December 23, 2003, Host acquired GlobalNet as a wholly-owned subsidiary and the shareholders of GlobalNet received in the aggregate, 550,000 shares of Host’s restricted common stock in exchange for all of the outstanding GlobalNet common stock.

GlobalNet markets, sells, installs and manages energy saving products and technology.  Its principal product consists of a computerized controller capable of reducing energy consumption and demand fluctuations of electrical inductive loads on motors and certain lighting systems.  GlobalNet believes it can provide both large and small customers with significant savings on their electrical energy use and minimize down time costs associated with power outages.  Likewise, the increase in energy efficiency can reduce its customers’ repairs and maintenance expenses and impact environmental improvements such as air quality and increased comfort levels for a customers’ clients and employees.

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION (Continued)

GlobalNet’s principal product was developed over a period of years by its president and is currently manufactured by KWM Electronics under the terms of a production agreement with EnergyNSync, Inc. of Dallas, Texas, an affiliated company.  GlobalNet markets and sells the product pursuant to a license/distributor agreement.  The agreement is contingent upon GlobalNet meeting minimum annual dollar volume purchase requirements measured on a quarterly basis.  In the event GlobalNet fails to meet the minimum annual dollar purchase requirements in any calendar year or otherwise fails to timely make any of the exclusivity payments, the exclusive term shall terminate and the agreement shall automatically be amended and shall thereafter be, non-exclusive for the non-exclusive term (6 months).  In the event that GlobalNet fails to meet the minimum annual purchase requirement during the non-exclusive term, EnergyNSync will have the right to terminate the agreement if the default is not cured within a 30 day period.  GlobalNet is also a registered “aggregator” with the Public Utility Commission of Texas.  As a registered aggregator, GlobalNet is authorized to act as an electricity buyer’s agent and can join two or more customers into a single purchasing unit to negotiate the purchase of electricity on behalf of a customer group.

As a result of the acquisition of GlobalNet on December 23, 2003, Host is related to certain entities through common ownership.  Specifically, former GlobalNet shareholders who are now Host shareholders are principals in EnergyNSync and RS Services.  EnergyNSync is the owner of certain technology, which makes up proprietary software used in the GlobalNet products.  EnergyNSync currently has a production agreement with a manufacturer to install this software on the circuit boards used in production with the GlobalNet products.   EnergyNSync currently has these boards shipped to RS Services where final assembly of the control panels is completed.  The finished control panels are sold directly to GlobalNet by EnergyNSync.  RS Services currently does not have an agreement with GlobalNet; however, RS Services has performed site surveys and installations and has been paid by GlobalNet for these services.  As described above, GlobalNet entered into a license/distributor agreement with EnergyNSync, providing GlobalNet with certain distribution rights to the EnergyNSync technology and products.  Certain officers, directors and majority shareholders of the Company, including Eric Barger, Peter Sarmanian and Roger Lockhart, are controlling shareholders of EnergyNSync.  In addition, Roger Lockhart and two other former GlobalNet shareholders who are now shareholders of the Company comprise the Board of Directors of EnergyNSync.  Accordingly, the terms and conditions of the license/distributor agreement should not be deemed arms length in nature.

In December 2003, GlobalNet received Underwriters Laboratories, Inc. listing and labeling of its industrial control panels which confirms that they comply with the Standard for Industrial Control Panels UL508A.  This standard is the basis for acceptance for all of the National Building Codes such as BOCA, ICBO, SBCC and NFPA.  The UL listing and labeling status was required to allow GlobalNet to install its control panels into several national account test facilities.

GlobalNet’s long-term goal is to target the commercial, industrial, governmental and residential markets, initially utilizing direct sales by its executive team, sub-distributors and an in-house sales staff.  GlobalNet also plans to conduct research and development efforts, which may include obtaining international rights from EnergyNSync, Inc., new product launches and product expansions with a view to increasing revenues, market expansion, name brand recognition and client loyalty.  It will also continue to develop its relationships with large electrical contractors, the restaurant industry and the large corporate dining clients of the Company’s food service division.

A major shareholder of Host who was also a principal shareholder of GlobalNet, provided GlobalNet with debt financing, which was assumed by Host as a result of the acquisition.  As of December 31, 2003, there are three outstanding promissory notes with a total balance due of $497,515.  These notes, which bear interest at 15%, mature in February, June and August 2006.

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION (Continued)

On January 20, 2004, Host signed a letter of intent to purchase two patents and all rights to an energy saving product marketed under the name “Fan Saver,” from Advanced Refrigeration Controls of Riverside, California.  Host expects to issue restricted common stock in exchange for the patents and inventory.  The two principals of “Fan Saver” have agreed to join GlobalNet and extend their marketing experience to Host’s client base as well as to continue to expand their existing markets.  Among its major clients are Sam’s Club and Stater Brothers.  The Fan Saver product has the ability to prolong the life of produce, flowers, frozen foods and cooling equipment while reducing electrical consumption and is expected to be a good fit with GlobalNet’s existing products and services.

In addition, it is anticipated that effective February 2004, Charles Stevenson, the current president of KWM Electronics, the manufacturer of the GlobalNet product, will become the chief operating officer of GlobalNet.

Lindley Food Service

In December 2002, in its ongoing efforts to reduce costs and improve efficiency, Lindley decided to close its shelf stable meals operation at its Dallas, Texas location.  The Lindley management continues to promote its shelf stable meals business and is currently filling orders out of its existing facility in New Haven, Connecticut.  In September, Lindley filled a large shelf stable meal order for Suffolk County, New York and delivered a second order in December.  Lindley has also secured various shelf stable meal orders for agencies in Connecticut, Massachusetts and Rhode Island.  These orders are expected to be shipped in the second and third quarters of fiscal 2004.

During the quarter ended December 31, 2003, Lindley entered into one year and six month contract extensions with WestMass Elder Care and the Suburban Boston Consortium, respectively.  Lindley also entered into new one year contracts with Sugar and Spice/MOW ETC, Merriday Montessori/MOW ETC and Community Care for the Elderly/MOW ETC.   In addition, Lindley has recently secured several headstart programs.

Lindley is continually looking to increase its presence throughout Connecticut and remains one of the largest senior food service, summer food service, and unitized breakfast providers in the state.  Lindley also is seeking to secure additional senior feeding and head start programs for its locations in Florida, Indiana, Massachusetts and Rhode Island.  Our Lindley subsidiary not only helps to diversify the services we provide, but also strengthens the management team and allows the Company to develop markets that were previously unavailable to Host and Lindley as separate entities.

SelectForce

SelectForce has continued to add new clients during the quarter ended December 31, 2003.  SelectForce generated a modest increase in revenue during the quarter due to the addition of these new accounts and a slight improvement from existing clients.  As the expected economic recovery continues, SelectForce should benefit and increase its revenue growth.   SelectForce expects to generate revenue growth through client referrals, mail and telephone solicitations and trade shows.  SelectForce constantly strives to offer new products such as drug and alcohol testing, which allows it to expand into markets that require these services.  Management plans to attend trade shows throughout the year and strongly believes that this is an effective marketing method for future business growth.

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION (Continued)

Host Business Dining

On October 13, 2003, Host began operating a cafeteria in Bridgeport, CT for Pitney Bowes.  In January 2003, Host entered into a contract to provide business dining and catering services for Hutchinson Metro Center in the Bronx, NY and on October 6, 2003 it began temporary operations pending the expected completion of the cafeteria in mid-March.  Hutchinson expects to have more tenants occupying their buildings beginning in January 2004.  Host recently entered into a contract with Honeywell in Teterboro, NJ and began providing corporate dining services on November 24, 2003.  Host has also recently implemented several new marketing programs at its facilities to maximize sales growth.

Outlook

We believe in our plan to grow our business and increase profitability through future strategic acquisitions and the creation of economies of scale through increased volume and internal sales growth.  Host is constantly looking for ways to reduce its expenses and effectively negotiates with its vendors to minimize costs without compromising food quality.  Host is continually involved in the bidding process for potential new business and currently is working on several proposals to secure corporate dining accounts.  SelectForce is expected to continue the growth of its employment screening services and, with the recent addition of its drug screening equipment, now has the capability of offering a total package of screening services to its clients.  Lindley is currently in the process of preparing proposals for several senior nutrition and head start programs.  Most of these programs are high volume accounts and Lindley believes it has a reasonable chance of being the successful bidder on some of these contracts.  With the recent acquisition of GlobalNet, Host has entered into a whole new business venue.  GlobalNet is currently conducting client requested building surveys in several states which are a necessary first step in the process of analyzing a building’s electrical infrastructure, preparing an installation budget and calculating the expected energy savings.  The Company is actively promoting its GlobalNet product line and expects to begin generating revenue growth during the next two fiscal quarters.

Results of Operations
Three months ended December 31, 2003 (“2003 period”) vs. three months ended December 31, 2002 (“2002 period”)

Net revenues for the three months ended December 31, 2003 were $6,795,681 as compared to $6,349,337 for the three months ended December 31, 2002.  Accordingly, revenues increased $446,344 or approximately 7%. The improvement in revenues was primarily attributable to an increase in the Host business dining revenues of $383,917.  The business dining improvement resulted from the opening of several business dining units during the previous and current quarters and an increase in client catering.  SelectForce had sales of $399,190 in the 2003 period as compared to $361,691 in 2002, an increase of $35,499.  SelectForce added many clients during the quarter and also experienced an increase in demand from its existing accounts due to the improving economy.  Lindley had a revenue increase of $26,928, primarily due to the Florida and Massachusetts locations which it did not operate during the 2002 period.  The increase in Lindley revenue generated by these locations was mostly offset by the loss of several accounts in Connecticut and the closing of its shelf stable meal operation in Texas in December 2002.  Since the GlobalNet acquisition occurred on December 23, 2003, it did not generate any significant revenue during the 2003 period.  The Company expects to increase its revenues for the balance of fiscal 2004 and beyond through the addition of more corporate dining accounts, aggressive marketing of its elderly feeding and employment screening services, the promotion of its shelf stable meal business and the anticipated growth of GlobalNet.

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION (Continued)

Total operating costs and expenses were $6,622,125 for the 2003 period as compared to $6,664,831 for the 2002 period, a decrease of $42,706 or approximately 1%.  Food, paper, labor and related benefits, and contracted services increased by $373,768 in the 2003 period.  The business dining operation had an increase in food, labor and related benefits of $308,911, which was primarily due to the increase in business dining revenues.  Lindley’s food, labor and related benefits increased by $30,148 primarily due to the new operations in Florida and Massachusetts which were mostly offset by the closing of the shelf stable meals operation in Texas and the decrease in Connecticut business.  SelectForce had an increase of $20,371 in labor and related benefits and contracted services in the 2003 period.  Contracted services totaling $269,403 represent costs incurred with SelectForce’s data screening providers.  The balance of the increase was attributable to GlobalNet which incurred $14,338 in labor costs.  Other expenses consist primarily of legal and accounting fees, liability insurance, equipment and facility rental, repairs, maintenance, utilities, commissions and various other costs.  Other expenses were $696,790 in the 2003 period as compared to $721,015 during 2002, a decrease of $24,225 or approximately 3%.  Increased facility rental costs (due to the new locations in Florida and Massachusetts) were offset by improved cost controls in all of the Company’s segments and the closing of the Texas shelf stable meals operation.  The 2003 period only incurred $4,842 in bank and related fees as compared to $259,594 in the 2002 period, a decrease of $254,752.  In addition, there were no goodwill impairment charges in the 2003 period as compared to $121,000 taken in the same period for 2002.

Host generated a net profit of $79,651, after provision for income taxes of $6,000 for the three months ended December 31, 2003, as compared to a net loss of $375,276 for the three months ended December 31, 2002.  There was a $1,000 provision for income taxes in the 2002 period.  The large net loss in the 2002 period was primarily a result of the impairment charge of $121,000 and the bank and related fees of $259,594 incurred during the quarter.  The Company expects to increase its revenues and profitability through the addition of more corporate dining and senior nutrition programs, the continued expansion of its employment and drug screening business, improving cost efficiencies and the anticipated growth of its new GlobalNet acquisition.

Interest expense increased by $33,722 for the three months ended December 31, 2003 when compared to the 2002 period.  The increase in interest expense is a result of the accrual of $44,250 of interest on the private placement subordinated debt and the accretion of $21,700 of original issue discount on the warrants attached to the debt. These charges were partially offset by lower interest costs on the bank debt due to the new variable interest rate and principal reductions on the term and demand notes.

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION (Continued)

Results of Operations
Six months ended December 31, 2003 (“2003 period”) vs. six months ended December 31, 2002 (“2002 period”)

Net revenues for the six months ended December 31, 2003 were $13,308,691 as compared to $12,933,629 for the six months ended December 31, 2002.  Accordingly, revenues increased $375,062 or approximately 3%. The improvement in revenues was primarily attributable to an increase in the Host business dining revenues of $252,289.  The business dining improvement was attributable to the opening of several business dining units during the previous and current quarters and an increase in client catering.  SelectForce had sales of $889,381 in the 2003 period as compared to $872,590 in 2002, an increase of $16,791.  The small increase  is mainly attributable to the addition of new clients and an increase in demand from its existing accounts due to the improving economy.  Lindley had a revenue increase of $105,982, primarily due to the Florida and Massachusetts locations which it did not operate during the 2002 period.  The increase in Lindley revenue generated by these locations was mostly offset by the loss of several accounts in Connecticut and the closing of its shelf stable meal operation in Texas in December 2002.  Since the GlobalNet acquisition occurred on December 23, 2003, it did not generate any significant revenue during the 2003 period.  The Company expects to increase its revenues for the balance of fiscal 2004 and beyond through the addition of more corporate dining accounts, aggressive marketing of its elderly feeding and employment screening services, the promotion of its shelf stable meal business and the addition of GlobalNet.

Total operating costs and expenses were $13,157,152 for the 2003 period as compared to $13,180,183 for the 2002 period, a decrease of $23,031.  Food, paper, labor and related benefits, and contracted services increased by $381,169 in the 2003 period.  The business dining operation had an increase in food, labor and related benefits of $208,595, which was primarily due to its increase in revenues.  Lindley’s food, labor and related benefits increased by $151,894 primarily due to the new locations in Florida and Massachusetts which were mostly offset by the closing of the shelf stable meals operation in Texas and the decrease in Connecticut business.  SelectForce had an increase of $6,342 in labor and related benefits and contracted services in the 2003 period.  Contracted services totaling $599,341 represent costs incurred with SelectForce’s data screening providers.  The balance of the increase was attributable to GlobalNet which incurred $14,338 in labor costs.  Other expenses consist primarily of legal and accounting fees, liability insurance, equipment and facility rental, repairs, maintenance, utilities, commissions and various other costs.  Other expenses were $1,425,620 in the 2003 period as compared to $1,403,364 during 2002, an increase of $22,256 or approximately 2%.  The increase is a result of higher facility rental (due to the new locations in Florida and Massachusetts) which was mostly offset by improved cost controls in all of the Company’s segments and the closing of the Texas location.  The 2003 period only incurred $22,925 in bank and related fees as compared to $282,094 in the 2002 period, or a decrease of $259,169.  In addition, there were no goodwill impairment charges in the 2003 period as compared to $121,000 taken in the same period for 2002.

Host incurred a net loss of $47,222, after provision for income taxes of $11,000 for the six months ended December 31, 2003, as compared to a net loss of $366,805 for the six months ended December 31, 2002.  There was a $5,000 provision for income taxes in the 2002 period.  The large net loss in the 2002 period was primarily a result of the impairment charge of $121,000 and the bank and related fees of $282,094.  The Company expects to increase its revenues and profitability through the addition of more corporate dining and senior nutrition programs, the continued expansion of its employment and drug screening business, improving cost efficiencies and the anticipated growth of its new GlobalNet acquisition.

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION (Continued)

Interest expense increased by $71,685 for the six months ended December 31, 2003 when compared to the 2002 period.  The increase in interest expense is a result of the payment of $89,500 of interest on the private placement subordinated debt and the accretion of $43,400 of original issue discount on the warrants attached to the debt. These charges were partially offset by lower interest costs on the bank debt due to the new variable interest rate and principal reductions on the term and demand notes.

Liquidity and Capital Resources

To date, the Company has been dependent on equity and debt financing to fund its operations, product development, working capital and acquisition strategy.  The Company anticipates this trend to continue in the upcoming fiscal year.  Host’s liquidity as evidenced by its current ratio has increased.  The current ratio at December 31, 2003 and June 30, 2003 was 1.47:1 and 1.20:1, respectively.  This increase is primarily attributable to the net proceeds received of $2,525,450 from the private placement of 500,000 shares of its common stock and the exercise of various options and non-publicly traded warrants.  In addition, the Company also received $386,940 in net proceeds from the issuance of the new series of preferred stock.

Net cash flows for the six-month period ended December 31, 2003 resulted in an increase in cash of $1,448,086, which was primarily attributable to the preferred and common stock proceeds, net of equipment purchases, acquisition costs, debt reduction and cash used in operating activities.  Operating activities resulted in a net cash outflow of $139,223.  This was primarily the result of an increase in the Company’s accounts receivable and investment in inventory.  Net cash used in investing activities was $1,103,386 consisting primarily of equipment purchases and GlobalNet acquisition costs, net of cash received.  Host’s financing activities resulted in a net cash inflow of $2,690,695 as a result of the common and preferred stock proceeds, net of principal payments on long-term debt.  Future operating revenues and equity financing are expected to provide long-term liquidity; however, the Company cannot predict what the outcome of its capital raising efforts will be.

The Company has a term note payable and a demand note payable with Webster Bank.  The total principal outstanding under the term note at December 31, 2003 was $1,035,556, which is included in the current portion of long-term debt at that date due to the July 1, 2004 maturity date.  Borrowings outstanding under the demand note payable at December 31, 2003 totaled $424,889.  Subsequent to December 31, 2003, the Company paid in full the balance due on the term and demand notes plus accrued interest.  The Company utilized substantially all of the net proceeds from a private placement to liquidate its debt obligations with the bank.

From November 1, 2002 through February 28, 2003, the Company conducted a private placement offering of $1,500,000 or sixty units at $25,000 per unit.  Each unit consisted of one 12% unsecured promissory note in the amount of $25,000 due January 31, 2008 and 7,080 warrants to purchase Host’s common stock at an exercise price of $2.00, exercisable from December 31, 2003 until January 31, 2008.  Interest began to accrue on January 1, 2003 and is payable semi-annually on June 30 and December 31.  The Company sold a total of 59 units and received $1,475,000 from the offering.  The Company applied $965,000 of these proceeds against its demand note payable obligation and paid $122,500 to the Selling Agent for commissions in connection with the 49 units that were sold by the Selling Agent.  A registered representative of the Selling Agent is a major shareholder of Host.  Of the $1,475,000 received in the offering, $434,000 has been assigned to the warrants based on the fair value.  The fair value of these warrants has been recorded as original issue discount, resulting in a reduction in the carrying value of the debt.  The original issue discount will be amortized into interest expense over the term of the debt.

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION (Continued)

On August 5, 2003, the Board of Directors of Host authorized and approved the designation, issuance and sale of series B convertible preferred stock (the “series B stock”), a newly-created series of Host’s preferred stock. On August 11, 2003, Host privately offered and sold 266,667 shares of the series B stock to an individual investor for an aggregate purchase price of $400,000, or $1.50 per share.  The series B stock has various preferences and conversion rights, including the right to receive a cumulative distribution at the rate of 8% per share per annum, payable semi-annually on or before the day of Host’s fiscal quarters ending December 31 and June 30. Furthermore, the series B stock is convertible for a period of 5 years from the issue date into shares of Host’s common stock according to the conversion ratio set forth in the Articles of Amendment to the Articles of Incorporation of Host, which were filed with the Colorado Secretary of State on August 11, 2003.  The Articles of Amendment also set forth other preferences, conversion and other rights, voting powers, limitations as to distributions and qualifications of the series B stock.  The difference between the purchase price and fair value of the common stock into which the preferred stock is convertible of $533,334 is analogous to a dividend and therefore has been reflected as an increase to the deficit during the three and six months ended December 31, 2003.

The Company issued 77,750 shares of common stock for options exercised during the six months ended December 31, 2003.  The Company received $167,152 in gross proceeds from these options, which were exercised at various prices ranging from $2.00 to $2.6875 per share.

The Company issued 25,000 shares of common stock in connection with the exercise of non-publicly traded warrants during the quarter ended December 31, 2003.  The Company received $137,500 in gross proceeds from these warrants, which were exercised at $5.50 per share.

On October 1, 2003 the Company commenced a private placement offering of 500,000 shares of its common stock at a purchase price of $5.00 per share.  The shares were offered and sold on a best efforts basis by officers and directors of Host and by a licensed NASD broker-dealer (“Selling Agent”).  Host paid the Selling Agent a commission of 10% of the gross proceeds from the shares sold.  In addition, for every ten shares of common stock sold, the Selling Agent received one warrant to purchase one share of Host common stock at $5.50 per share, exercisable for a period of five years.  A registered representative of the Selling Agent is a major shareholder of Host.  Officers and directors of Host also offered and sold shares but no commissions or other remuneration were paid to these individuals.  The Company placed all 500,000 shares of the private placement with twenty-four accredited investors and received $2,500,000 in gross proceeds from the offering; however, the 500,000 shares of common stock were not issued until January 9, 2004.  The Company paid $242,500 to the Selling Agent for commissions in connection with the 485,000 shares that were sold by the Selling Agent.

Host does not anticipate making any substantial capital expenditures during the balance of the fiscal year that are not typically reimbursed by its customers.  Initial capital expenditures primarily incurred when a new food service agreement is in its initial start up phase will be financed by cash flows from operations.  On July 1, 2003, Lindley entered into a two-year capital lease agreement for a packaging machine.  The packaging machine has already helped to improve efficiency and reduce Lindley’s labor costs.  On October 24, 2003, Lindley entered into a five year, interest free installment note for the purchase of a new 2003 Ford van.

Critical Accounting Policies

There have been no major changes to the critical accounting policies as outlined in the Company’s June 30, 2003 Form 10-KSB.

ITEM 3.            CONTROLS AND PROCEDURES

The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15 under supervision and with the participation of its principal executive officer and principal financial officer, as of December 31, 2003.  Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic Securities and Exchange Commission filings.  No significant changes were made to the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.  The design of any future system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

NONE

Item 2.	Changes in Securities

During the three months ended December 31, 2003, Host privately placed 500,000 shares of common stock at $5.00 per share with 24 accredited investors.  The shares were offered and sold on a best efforts basis by officers and directors of Host and by View Trade Securities, a licensed NASD broker-dealer (“Selling Agent”).  Host paid the Selling Agent a commission of 10% of the gross proceeds from the shares sold.  In addition, for every ten shares of common stock sold, the Selling Agent received one warrant to purchase one share of common stock at $5.50 per share, exercisable for a period of five years.  A registered representative of the Selling Agent is a major shareholder of the Company.  Officers and directors of Host also offered and sold shares but no commissions or other remuneration were paid to these individuals.  The Company received $2,500,000 from the offering, which closed on December 19, 2003; however, the 500,000 shares of common stock were not issued until January 9, 2004.  The Company paid $242,500 to the Selling Agent for commissions in connection with the 485,000 shares that were sold by the Selling Agent. The offering was made in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and Regulation D and Rule 506 promulgated thereunder.   No general or public solicitation or advertising was employed in the offering.

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Submission of Matters to a Vote of Security Holders

NONE

Item 5.	Other Information

NONE

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

10.55	Food Services Agreement between Host America Corporation and Honeywell International (Teterboro Operations) dated October 8, 2003.
10.56	License Agreement/Distributor Agreement between EnergyNSync, Inc. and GlobalNet Energy Investors, Inc. dated November 1, 2003.
10.57	Amendment Agreement between GlobalNet Energy Investors, Inc. and EnergyNSync, Inc. dated February 16, 2004.
31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

On December 2, 2003, Host filed a Form 8-K under Item 5, Material Events, to disclose that it had entered into an Amended and Restated Merger Agreement with Host Acquisition Corporation and GlobalNet Energy Investors, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST AMERICA CORPORATION

Date: February 17, 2004	By: /s/ Geoffrey W. Ramsey
Geoffrey W. Ramsey, President
and Chief Executive Officer

Date: February 17, 2004	By: /s/ David J. Murphy
David J. Murphy, Executive Vice President
and Chief Financial Officer