Form 10QSB
period 2004-03-31
HOST AMERICA CORP
filed 2004-05-20
CIK 809012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark one)
[X] Quarterly report under Section 13 or 15(d) of the Securities Act

For the quarterly period ended March 31, 2004

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

__________________________________________________________________________________ (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

       Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

       Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ____  No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  4,117,461 shares as of May 18, 2004

       Transitional Small Business Disclosure Format (check one):

Yes ____  No     X

HOST AMERICA CORPORATION AND SUBSIDIARIES
MARCH 31, 2004 FORM 10-QSB
INDEX

Part I – Financial Information		Page

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets – March 31, 2004 (Unaudited) and June 30, 2003 (Audited)	3

	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) – for the three months ended March 31, 2004 (Unaudited) and 2003 (Unaudited)	4

	Condensed Consolidated Statements of Operations and Comprehensive Loss – for the nine months ended March 31, 2004 (Unaudited) and 2003 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows – for the nine months ended March 31, 2004 (Unaudited) and 2003 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	17

Item 3.	Controls and Procedures	26

Part II – Other Information

Item 1.	Legal Proceedings	27

Item 2.	Changes in Securities	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	28

Item 6.	Exhibits and Reports on Form 8-K	28

	Signatures	29

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2004	June 30, 2003
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$ 983,895	$ 574,528
Accounts receivable, net of allowance for doubtful
accounts of $76,000 and $23,000 as of March 31,
2004 and June 30, 2003, respectively	3,184,182	2,679,938
Inventory	1,101,665	655,688
Prepaid expenses and other	783,228	350,200
Total current assets	6,052,970	4,260,354

PROPERTY AND EQUIPMENT, net	946,811	780,787

OTHER ASSETS
Other	619,517	157,407
Patents, net	404,206	-
Customer lists, net	656,917	711,949
Goodwill	5,280,800	5,280,800
	6,961,440	6,150,156
	$ 13,961,221	$ 11,191,297

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Demand note payable	$ -	$ 424,889
Current portion of long-term debt	312,558	426,612
Interest rate swap	-	29,099
Deferred revenue	496,432	-
Accounts payable	2,006,865	1,875,543
Accrued expenses	962,821	802,353
Total current liabilities	3,778,676	3,558,496

LONG-TERM LIABILITIES
Long-term debt, less current portion included above	286,239	960,820
Subordinated debt	2,784,767	1,084,400
	3,071,006	2,045,220
Total liabilities	6,849,682	5,603,716

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, series A, $.001 par value,
2,000,000 shares authorized	-	700
Preferred stock, series B, $.001 par value,
266,667 shares authorized	267	-
Common stock, $.001 par value, 80,000,000 shares
authorized	4,113	2,183
Additional paid-in capital	17,385,483	11,339,406
Deficit	(10,278,324)	(5,725,609)
Accumulated other comprehensive loss	-	(29,099)
Total stockholders’ equity	7,111,539	5,587,581
	$ 13,961,221	$ 11,191,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	2004	2003
	(Unaudited)	(Unaudited)

NET REVENUES	$6,645,308	$5,953,651

OPERATING COSTS AND EXPENSES
Food and paper products	2,718,485	2,642,305
Labor and benefits	2,977,607	2,295,059
Other	922,162	538,117
Contracted services	310,663	271,050
Depreciation and amortization	112,078	101,210
Acquisition costs	70,814	-
Bank and related fees	220	-
	7,112,029	5,847,741

Income (loss) from operations	(466,721)	105,910

OTHER INCOME (EXPENSE)
Other	(4,635)	11,622
Interest expense	(132,236)	(113,236)
	(136,871)	(101,614)

Income (loss) before provision for income taxes	(603,592)	4,296

PROVISION FOR INCOME TAXES	8,000	3,000

Net income (loss)	(611,592)	1,296

OTHER COMPREHENSIVE INCOME, before tax
Interest rate swap adjustments:
Unrealized loss on agreement	-	(7,150)
Reclassification adjustment for losses included
in net income (loss)	-	18,567

Other comprehensive income, net of tax	-	11,417

Comprehensive income (loss)	$ (611,592)	$ 12,713

Income (loss) applicable to common stockholders	$ (611,592)	$ 1,296

Net income (loss) per common share - basic	$ (0.16)	$ NIL

Net income (loss) per common share - diluted	$ N/A	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003

	2004	2003
	(Unaudited)	(Unaudited)

NET REVENUES	$19,953,999	$18,887,280

OPERATING COSTS AND EXPENSES
Food and paper products	8,402,315	8,427,657
Labor and benefits	8,226,268	7,085,039
Acquisition costs	3,431,381	-
Other	2,347,781	1,941,481
Contracted services	910,004	846,381
Depreciation and amortization	288,853	324,272
Bank and related fees	23,145	282,094
Impairment charge	-	121,000
	23,629,747	19,027,924

Loss from operations	(3,675,748)	(140,644)

OTHER INCOME (EXPENSE)
Other income	1,475	18,557
Interest expense	(326,107)	(235,422)
	(324,632)	(216,865)

Loss before provision for income taxes	(4,000,380)	(357,509)

PROVISION FOR INCOME TAXES	19,000	8,000

Net loss	(4,019,380)	(365,509)

OTHER COMPREHENSIVE INCOME, before tax
Interest rate swap adjustments:
Unrealized income (loss) on agreement	4,983	(24,321)
Reclassification adjustment for losses included
in net loss	24,116	57,868

Other comprehensive income, net of tax	29,099	33,547

Comprehensive loss	$(3,990,281)	$ (331,962)

Loss applicable to common stockholders	$(4,552,714)	$ (365,509)

Net loss per common share - basic	$ (1.40)	$ (0.17)

Net loss per common share - diluted	N/A	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003

	2004	2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (4,019,380)	$ (365,509)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	288,853	324,272
Impairment charge	-	121,000
Acquisition costs	3,431,381	-
Accretion of discount on private placement warrants	73,367	21,700
401K expense pursuant to stock issuance	11,397	11,505
Loss (gain) on disposal of property and equipment	3,940	(11,411)
Changes in operating assets and liabilities	(925,398)	(181,815)
Net cash used in operating activities	(1,135,840)	(80,258)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	8,475	164,638
Purchases of property and equipment	(140,529)	(148,628)
Net cash paid for business and patents acquired	(1,189,674)	-
Net cash (used in) provided by investing activities	(1,321,728)	16,010

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	2,562,403	-
Proceeds from subordinated debt	1,875,000	1,475,000
Proceeds from issuance of preferred stock, net	386,940	-
Deferred financing costs	(195,965)	(129,121)
Payments on demand notes payable	(424,889)	(1,013,000)
Principal payments on long-term debt	(1,336,554)	(321,795)
Net cash provided by financing activities	2,866,935	11,084

NET INCREASE (DECREASE) IN CASH	409,367	(53,164)

CASH, beginning of period	574,528	648,625

CASH, end of period	$ 983,895	$ 595,461

Cash paid for business and patents acquired is comprised of:
Fair value of assets acquired, including acquisition costs of $3,431,381	$ 4,691,518	$ -
Liabilities assumed	1,196,344	-
Purchase price, net of cash received of $66,893	3,495,174	-
Common stock issued for business and patents acquired	2,305,500	-
Net cash paid for business and patents acquired	$ 1,189,674	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements of Host America Corporation and subsidiaries (the “Company”) as of and for the three and nine months ended March 31, 2004 and 2003 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) and disclosures necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America.  The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the SEC.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2003.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements presented as of March 31, 2004 and 2003 and for the three and nine months then ended, include the accounts of Host America Corporation (“Host”) and its wholly-owned subsidiaries Lindley Food Service Corporation (“Lindley”), SelectForce, Inc. (“SelectForce”) and, effective December 23, 2003, GlobalNet Energy Investors, Inc. (“GlobalNet”) (see Note B). All significant intercompany transactions and balances have been eliminated.

INVENTORY

Inventory consists primarily of food, paper products and electrical components and is stated at the lower of cost ormarket, with cost determined on a first-in, first-out basis.

EARNINGS PER SHARE

Basic earnings per common share for the nine months ended March 31, 2004 and 2003 have been computed based on the weighted average shares outstanding of 3,258,801 and 2,176,881, respectively.  Basic earnings per common share for the three months ended March 31, 2004 and 2003 have been computed based on the weighted average shares outstanding of 3,707,450 and 2,178,627, respectively.  Diluted earnings per share was not presented for the three and nine months ended March 31, 2003 as the potentially dilutive warrants, convertible preferred stock and stock purchase options were anti-dilutive.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE A -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

EARNINGS PER SHARE (Continued)

The August 11, 2003 preferred stock dividend of $533,334 has been added to the net loss of $4,019,380 for the nine months ended March 31, 2004 to calculate the net loss applicable to common stockholders of $4,552,714 and the corresponding net loss per common share of $1.42.

Convertible preferred shares subject to future dilution totaled 266,667 and 700,000, shares under stock purchase options totaled 1,030,650 and 695,600 and shares under warrants totaled 2,116,672 and 1,600,412 at March 31, 2004 and 2003, respectively.

SEGMENT INFORMATION

The Company’s primary operating segments are contract food management services (Host), the preparation of unitized meals (Lindley), employment screening services (SelectForce) and energy management products and services (GlobalNet).

NOTE B –	ACQUISITION

On December 23, 2003, the Company issued 550,000 shares of Host’s common stock in exchange for all of the outstanding shares of GlobalNet plus net liabilities assumed of $276,000 and acquisition expenses of $213,000, for a total purchase price of approximately $3,431,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition.  The excess purchase price of $3,431,381 was expensed in connection with the purchase price allocation and has been reflected as acquisition costs in the accompanying condensed consolidated statements of operations for the nine months ended March 31, 2004.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE B –	ACQUISITION (Continued)

GlobalNet markets, sells, installs and manages energy saving products and technology.  In addition, GlobalNet is a registered “aggregator” with the Public Utility Commission of Texas.  As a registered aggregator, GlobalNet is authorized to act as an electricity buyer’s agent and can join two or more customers into a single purchasing unit to negotiate the purchase of electricity on behalf of a customer group.  GlobalNet’s principal product consists of a computerized controller capable of reducing energy consumption and demand fluctuations of electrical inductive loads on motors and certain lighting systems.  GlobalNet is a party to a license/distributor agreement with EnergyNSync which provides GlobalNet with the exclusive right to distribute the EnergyNSync energy products.  The agreement is contingent upon GlobalNet meeting minimum annual dollar volume purchase requirements measured on a quarterly basis.  In the event GlobalNet fails to meet the quarterly purchase requirements, the exclusive term shall terminate and the agreement shall automatically be amended and shall thereafter be non-exclusive for the non-exclusive term (6 months).  In the event that GlobalNet fails to meet the minimum annual purchase requirement during the non-exclusive term, EnergyNSync may give 30 days prior written notice to GlobalNet to terminate this agreement.  GlobalNet failed to meet its first quarterly measurement requirement; however, it has secured a waiver of this default from EnergyNSync.  The Company considered allocating the purchase price to the distribution agreement with EnergyNSync and/or to goodwill but determined that this recognition would not be appropriate due to the uncertainties surrounding GlobalNet’s ability to meet the purchase requirements under its distribution agreement, and the fact that GlobalNet has not executed contractual arrangements that provide reliable and objective evidence supporting future cash flows to recover these intangible assets.

As a result of the acquisition of GlobalNet on December 23, 2003, Host is related to certain entities through common ownership.  Specifically, former GlobalNet shareholders who are now Host shareholders are principals in EnergyNSync and RS Services.  EnergyNSync is the owner of certain technology comprising the proprietary software used in the GlobalNet products.  EnergyNSync currently has a production agreement with KWM Electronics to install this software on the circuit boards used to manufacture the products that are sold by GlobalNet.  The president of KWM was recently named the chief operating officer of GlobalNet.  EnergyNSync currently has these boards shipped to RS Services where final assembly of the control panels is completed.  The finished control panels are sold directly to GlobalNet by EnergyNSync.  RS Services currently does not have an agreement with GlobalNet; however, RS Services has performed site surveys and installations and has been paid by GlobalNet for these services.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE B –	ACQUISITION (Continued)

The following information reflects the pro forma results of operations of the Company for the nine months ended March 31, 2004 assuming that the GlobalNet acquisition had occurred at the beginning of the period:

Nine Months Ended
March 31, 2004
Net Revenue	$20,002,454
Loss from continuing operations	(4,719,540)
Net loss applicable to common stockholders*	$ (5,252,874)
Net loss per common share – basic	$ (1.46)
Net loss per common share – diluted	N/A

* Includes $533,334 preferred stock dividend

NOTE C –	GOODWILL

The changes in the carrying amount of goodwill for the nine months ended March 31, 2004 are as follows:

Balance as of June 30, 2003	$ 5,280,800
Goodwill acquired during the period	-
Impairment loss	-
Balance as of March 31, 2004	$ 5,280,800

NOTE D –	PATENTS

On March 19, 2004, the Company issued 50,000 shares of common stock and paid $49,000 in cash to Advanced Refrigeration Controls in consideration for the acquisition of certain inventory and two patents to an energy saving product marketed under the name “Fan Saver,” for a total purchase price, including acquisition expenses of $22,000, of approximately $452,000.  The two patents, one for a Model 4000 and the other for a Model 5000, expire on July 28, 2013 and August 1, 2017, respectively.  Accordingly, the Company is amortizing the cost of these patents over their remaining useful lives and recorded $3,023 in amortization expense for the period from March 19, 2004 to March 31, 2004.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE E –	CUSTOMER LISTS

A summary of the carrying amount of the customer lists as of March 31, 2004 and June 30, 2003 is as follows:

	March 31,	June 30,
	2004	2003
Customer lists	$ 880,000	$ 880,000
Less: accumulated amortization	223,083	168,051
	$ 656,917	$ 711,949

Amortization of the customer lists for the nine-month periods ended March 31, 2004 and 2003 totaled $55,032 and $55,031, respectively.

Future amortization expense for each of the twelve month periods succeeding March 31, 2004 is as follows:

2004	$ 73,371
2005	73,371
2006	73,371
2007	73,371
2008	73,371
2009 and thereafter	290,062
$ 656,917

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE F –	BANK DEBT

On February 13, 2004, the Company paid in full the balances due of $983,778 and $324,889 on its term and demand note obligations, respectively, plus accrued interest of $2,327. The Company utilized substantially all of the net proceeds from the issuance of subordinated promissory notes to liquidate its debt obligations with the bank.

NOTE G -	SUBORDINATED DEBT

On November 1, 2002, the Company commenced a private placement offering of $1,500,000 or sixty units at $25,000 per unit.  Each unit consisted of one 12% unsecured promissory note in the amount of $25,000 due January 31, 2008 and 7,080 warrants to purchase Host’s common stock at an exercise price of $2.00, exercisable from December 31, 2003 until January 31, 2008.  Interest began to accrue on January 1, 2003 and is payable semi-annually on June 30 and December 31.  The units were offered and sold on a “best efforts” basis on behalf of Host by a licensed NASD broker-dealer (“Selling Agent”).  The Company paid the Selling Agent a commission of 10% of the gross proceeds from the units sold.  A registered representative of the Selling Agent is a major shareholder of Host.  Officers and directors of Host also offered and sold units but no commissions or other remuneration were paid to these individuals.  Subordinated notes payable to officers, directors, and other affiliated persons totaled $450,000 at December 31, 2003.  As of December 31, 2003, these notes were subordinate to the Company’s borrowings under its term and demand notes payable.

The Company sold a total of 59 units and received $1,475,000 from the offering, which expired on February 28, 2003. The Company used $965,000 of the proceeds to repay its demand note payable obligation and paid $122,500 to the Selling Agent for commissions in connection with the 49 units that were sold by the Selling Agent.  In connection with the $1,475,000 received in the offering, $434,000 has been credited to the warrants based on the fair value, resulting in a reduction in the carrying value of the debt.  This original issue discount will be amortized into interest expense over the term of the debt.

During the three months ended March 31, 2004, the Company received $1,875,000 from the issuance of unsecured subordinated promissory notes.  The notes were sold in increments of $25,000 per unit.  Each unit consisted of one 7.5% unsecured promissory note in the amount of $25,000 due January 31, 2009 and 7,500 warrants to purchase Host’s common stock at an exercise price of $10.00, exercisable from December 31, 2004 until January 31, 2009.  Interest will accrue from the date of issuance, payable semi-annually on June 30 and December 31.  The Company has incurred costs of $195,965 in connection with these note obligations.

In connection with the $1,875,000 offering, $248,000 has been credited to the warrants based on the fair value, resulting in a reduction in the carrying value of the debt.  This original issue discount will be amortized into interest expense over the term of the debt.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE H –	STOCKHOLDERS’ EQUITY

PREFERRED STOCK

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

The series B stock has various preferences and conversion rights, including the right to receive a cumulative distribution at the rate of 8% per share per annum, payable semi-annually on or before the last day of Host’s fiscal quarters ending December 31 and June 30. Furthermore, the series B stock is convertible for a period of five years from the issue date into shares of Host’s common stock according to the conversion ratio set forth in the Articles of Amendment to the Articles of Incorporation of Host, which were filed with the Colorado Secretary of State on August 11, 2003.  The Articles of Amendment also set forth other preferences, conversion and other rights, voting powers, limitations as to distributions and qualifications of the series B stock.

The difference between the purchase price and the fair value of the common stock into which the preferred stock is convertible of $533,334 is analogous to a dividend and therefore has been reflected as an increase to the deficit during the nine months ended March 31, 2004.

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

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE I –	STOCKHOLDERS’ EQUITY (Continued)

WARRANTS

The Company issued 46,240 shares of common stock in connection with the exercise of non-publicly traded warrants during the nine months ended March 31, 2004.  The Company received $179,980 in gross proceeds from these warrants, which were exercised at $2.00 and $5.50 per share.

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

	For the nine months ended
	3/31/04	3/31/03
Net loss, as reported	$(4,019,380)	$ (365,509)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,025,000)	(187,240)
Pro forma net loss	(5,044,380)	(552,749)
Preferred stock dividend	(533,334)	-
Pro forma net loss applicable to common stockholders	$(5,577,714)	$ (552,749)
Net loss per common share, as reported	$ (1.40)	$ (.17)
Pro forma net loss available to common stockholders	$ (1.71)	$ (.25)

The fair value of stock options used to compute pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2004:  dividend yield of 0%; expected volatility of 77%; average risk-free interest rate of 4.08%; and an expected option holding period of 10 years.

The Company issued 77,750 shares of common stock for options exercised during the nine months ended March 31, 2004.  The Company received $167,152 in gross proceeds from these options, which were exercised at various prices ranging from $2.00 to $2.6875 per share.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE J –	INDUSTRY SEGMENT INFORMATION

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

Business segment financial information as of and for the nine months ended March 31, 2004 is as follows:

	Business Dining	Unitized Meals	Screening Services	Energy Management	Total	Eliminations	Consolidated

Sales to unaffiliated customers	$ 9,450,401	$ 9,076,845	$ 1,382,471	45,631	$19,955,348	$ (1,349)	$19,953,999
Segment (loss) profit	(311,043)	97,030	99,137	(3,904,504)	(4,019,380)	-	(4,019,380)
Depreciation and amortization	88,728	152,751	25,439	21,935	288,853	-	288,853
Provision for income taxes	3,000	9,000	7,000	-	19,000	-	19,000
Segment assets	2,038,666	8,111,162	1,832,704	1,978,689	13,961,221	-	13,961,221

Business segment financial information as of and for the nine months ended March 31, 2003 is as follows:

	Business Dining	Unitized Meals	Screening Services	Total	Eliminations	Consolidated

Sales to unaffiliated customers	$ 8,744,675	$ 8,847,398	$1,301,338	$18,893,411	$ (6,131)	$18,887,280
Segment (loss) profit	(347,542)	(109,206)	91,239	(365,509)	-	(365,509)
Depreciation and amortization	168,034	131,778	24,460	324,272	-	324,272
Provision for income taxes	5,000	-	3,000	8,000	-	8,000
Segment assets	1,602,210	7,897,773	1,891,165	11,391,148	-	11,391,148

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE K –	RELATED PARTY TRANSACTIONS

The Company leases land and real property from a partnership owned by certain employees/shareholders under a lease agreement extended to March 31, 2005.  Rent expense totaled $27,000 for the nine months ended March 31, 2004 and 2003.  The Company believes this lease is on terms competitive with other similar facilities in the area.

Future minimum lease payments under the related party lease for each of the twelve month periods succeeding March 2004 are as follows:

2005 $ 36,000

In accordance with the terms of the Lindley acquisition, Host is obligated to pay the Sellers of Lindley, the President and Executive Vice President of Lindley, an “Earnout EBITA” equal to a ten percent (10%) earnings interest (“Earnout Percentage Points”) multiplied by the product of 2.25 times Earnout EBITA.  In accordance with the terms of the acquisition agreement, the Sellers elected to exercise the 5% maximum Earnout EBITA for the two (2) year periods ended June 30, 2003 and 2002.

Amounts due to the Sellers in connection with the Earnout EBITA, totaled $158,700 and $248,700 as of March 31, 2004 and June 30, 2003, respectively, which is reflected in accrued expenses in the accompanying condensed consolidated balance sheets.  Although this obligation is due on demand, the Company is repaying this obligation in monthly installments of $10,000 plus 12% interest.

The Company is obligated to certain officers, directors and affiliated persons in the amount of $450,000 in connection with the private placement of subordinated debt (see Note G).

A major shareholder of Host, who was also a principal shareholder of GlobalNet, provided GlobalNet with debt financing, which was assumed by Host as a result of the acquisition (see Note B).  As of March 31, 2004, there are three outstanding promissory notes with a total balance due of $450,593.  These notes, which bear interest at 15%, mature in February, June and August 2006.

On February 11, 2004, KWM Electronics borrowed $125,000 from GlobalNet.  Accordingly, KWM issued a promissory note to GlobalNet in the amount of $125,000, which bears interest at 7.5% and has a maturity date of August 11, 2004.  GlobalNet reserves the right to extend the due date of this note subject to approval by its Board of Directors.  GlobalNet recorded $1,276 of interest income on this note for the three months ended March 31, 2004.  The note receivable of $125,000 is included in prepaid expenses and other in the accompanying condensed consolidated balance sheets as of March 31, 2004.  The president of KWM is also the chief operating officer of GlobalNet.

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

Cautionary Statement Regarding Forward Looking Information

This Form 10-QSB for the quarter ended March 31, 2004 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operations, market conditions in the food service industry, our ability to make and integrate acquisitions and the impact of government regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control.  Actual results could differ materially from these forward-looking statements as a result of, among other things:

Our ability to secure additional debt or equity financing,

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

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION (Continued)

Overview

Host America Corporation (referred to in this report as “Host,” the “Company,” “we,” “us” and “our”) consists of four principal operating divisions:  Host Business Dining, Lindley Food Service, SelectForce and GlobalNet.  Lindley Food Service, SelectForce and GlobalNet conduct their operations through entities which are wholly-owned subsidiaries of Host.  Host Business Dining is a contract food management organization that specializes in providing full service corporate dining, and such ancillary services as special event catering and office coffee products to business and industry accounts located in Connecticut, Massachusetts, New Hampshire, New York, New Jersey, Rhode Island and Texas.  Our Lindley Food Service subsidiary provides fresh, unitized meals for governmental programs, such as senior nutrition programs, Head Start programs, school breakfast and summer school programs, primarily under fixed-price contracts in Connecticut, Florida, Indiana, Massachusetts and Rhode Island.  Our SelectForce subsidiary offers employment and drug screening services to clients throughout the United States, including clients in Arkansas, Colorado, Connecticut, Kansas, Missouri, New Mexico, Oklahoma and Texas.  Our GlobalNet subsidiary holds a license to distribute energy saving technology products and software.  These products possess the capacity to reduce the energy consumption on inductive loads for electrical equipment, motors and the majority of existing lighting systems.  GlobalNet’s initial sales have been to customers located in Texas, however, GlobalNet intends to solicit business throughout the United States.

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

Bank Debt

On February 13, 2004, the Company paid in full the balances due of $983,778 and $324,889 on its term and demand note obligations, respectively, plus accrued interest of $2,327.  The Company utilized substantially all of the net proceeds from the issuance of subordinated promissory notes to liquidate its debt obligations with the bank.

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION (Continued)

Fan Savers Patents

On March 19, 2004, the Company issued 50,000 shares of common stock and paid $49,000 in cash to Advanced Refrigeration Controls in consideration for the acquisition of certain inventory and two patents to an energy saving product marketed under the name “Fan Saver,” for a total purchase price, including acquisition expenses of $22,000, of approximately $452,000.  The two patents, one for a Model 4000 and the other for a Model 5000, expire on July 28, 2013 and August 1, 2017, respectively.

Subordinated Debt Issuance

During the three months ended March 31, 2004, the Company received $1,875,000 from the issuance of unsecured subordinated promissory notes.  The notes were sold in increments of $25,000 per unit.  Each unit consisted of one 7.5% unsecured promissory note in the amount of $25,000 due January 31, 2009 and 7,500 warrants to purchase Host’s common stock at an exercise price of $10.00, exercisable from December 31, 2004 until January 31, 2009.  Interest will accrue from the date of issuance, payable semi-annually on June 30 and December 31.  The Company has incurred costs of $195,965 in connection with these note obligations.

GlobalNet

GlobalNet markets and sells its principal product pursuant to a license/distributor agreement with EnergyNSync, a related entity.  The agreement is contingent upon GlobalNet meeting minimum annual dollar volume purchase requirements measured on a quarterly basis.  In the event GlobalNet fails to meet the minimum annual dollar purchase requirements in any calendar year, the exclusive term shall terminate and the agreement shall automatically be amended and shall thereafter be, non-exclusive for the non-exclusive term (6 months).  In the event that GlobalNet fails to meet the minimum annual purchase requirement during the non-exclusive term, EnergyNSync has the right to terminate the agreement if the default is not cured within a 30-day period.  GlobalNet failed to meet its first quarterly measurement requirement, however, it has secured a waiver of this default from EnergyNSync.  The waiver applies to the quarter ended March 31, 2004 and also waives the purchase requirements for the quarter ended June 30, 2004.

A major shareholder of Host who was also a principal shareholder of GlobalNet, provided GlobalNet with debt financing, which was assumed by Host when it acquired GlobalNet.  As of March 31, 2004, there are three outstanding promissory notes with a total balance due of $450,593.  These notes, which bear interest at 15%, mature in February, June and August 2006.

On February 11, 2004, KWM Electronics borrowed $125,000 from GlobalNet for working capital purposes.  The transaction was subsequently ratified by Host’s audit committee on May 18, 2004.  Accordingly, KWM issued a promissory note to GlobalNet in the amount of $125,000, which bears interest at 7.5% and has a maturity date of August 11, 2004.  GlobalNet reserves the right to extend the due date of this note subject to approval by its Board of Directors.  The president of KWM, Charles Stevenson, is also the chief operating officer of GlobalNet.

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION (Continued)

Lindley Food Service

During the quarter ended March 31, 2004, Lindley received one year contract extensions from Catholic Charities, Family Services, The Salvation Army of Bridgeport and New Opportunities of Waterbury, Inc.  In addition, Lindley has recently secured several new headstart programs and was named the low bidder on the Holyoke, MA summer food program.  Lindley will be bidding on other summer food programs in Connecticut and Massachusetts during the next few weeks.

Lindley is continually looking to increase its presence throughout Connecticut and remains one of the largest senior food service, summer food service, and unitized breakfast providers in the state.  Lindley is seeking to secure additional senior feeding and head start programs for its locations in Florida, Indiana, Massachusetts and Rhode Island.  It is currently in negotiations with and bidding on several large senior feeding programs in the Northeast.  Our Lindley subsidiary not only helps to diversify the services we provide, but also strengthens the management team and allows the Company to develop markets that were previously unavailable to Host and Lindley as separate entities.

SelectForce

SelectForce has continued to increase its client base during the quarter ended March 31, 2004.  Its revenues for the nine months ended March 31, 2004 are up over 6% in fiscal 2004.  As the expected economic recovery continues, SelectForce should benefit and further improve its revenue growth.   SelectForce expects to generate increased revenues through client referrals, mail and telephone solicitations and trade shows.  SelectForce constantly strives to offer new products such as drug and alcohol testing which allows it to expand into markets that require these services.  It is currently exploring the possibility of offering personality, aptitude and integrity tests.  SelectForce’s marketing strategy, along with an improving economy, is expected to provide the impetus for continued revenue growth for the balance of fiscal 2004 and beyond.

Host Business Dining

On April 14, 2004, Host began providing full dining services at Hutchinson Metro Center in the Bronx, NY and initial sales have been better than anticipated.  Hutchinson is expected to add more tenants in its buildings during the upcoming months which should provide Host with additional revenues from this location.  Host has also recently implemented new marketing programs at its facilities such as “cruising cuisine” and “celebrity chefs” to maximize sales growth.  In our cruising cuisine program, our corporate chefs travel from location to location in a custom outfitted vehicle and present a complete specialty theme promotion menu such as fresh sushi, a taste of Havana, authentic Japanese stir-fry, etc.  In our celebrity chefs program, the recipes and culinary style of featured world class chefs are presented in the business dining location.  Every three months, a different celebrity chef is featured.  Our clients’ responses to these programs have been very favorable.

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION (Continued)

Outlook

We believe in our plan to grow our business and increase profitability through future strategic acquisitions, sales growth and cost reductions by consolidating the buying power of all of our entities.  Host and Lindley are continually involved in the bidding process for potential new business and currently are working on several proposals to secure corporate dining, senior feeding and headstart accounts.  SelectForce is expected to continue the growth of its employment screening services and has the capability of offering a variety of screening services to its clients.  With the recent acquisition of GlobalNet, Host has entered into a whole new business venue.  GlobalNet is currently conducting client requested building surveys in several states which are a necessary first step in the process of analyzing a building’s electrical infrastructure, preparing an installation budget and calculating the expected energy savings.  GlobalNet expects to be installing test sites for several high profile companies in the upcoming weeks.

Results of Operations
Three months ended March 31, 2004 (“2004 period”) vs. three months ended March 31, 2003 (“2003 period”)

Net revenues for the three months ended March 31, 2004 were $6,645,308 as compared to $5,953,651 for the three months ended March 31, 2003.  Accordingly, revenues increased $691,657 or approximately 12%. The improvement in revenues was primarily attributable to an increase in the Host business dining revenues of $453,437.  The business dining improvement resulted from the opening of several business dining units during the first two quarters of the fiscal year.  SelectForce had sales of $491,741 in the 2004 period as compared to $428,748 in 2003, an increase of $62,993.  The SelectForce improvement is a result of the addition of new clients during the current and previous two quarters and an increase in demand from its existing accounts due to the improving economy.  Lindley had a revenue increase of $129,596, primarily due to the Florida and Massachusetts locations which it did not operate for a full quarter during the 2003 period.  The increase in Lindley revenue generated by these locations was mostly offset by the loss of several accounts in Connecticut. Lindley lost these Connecticut accounts due to the fact that it was unsuccessful in the competitive bidding process for the renewal of these contracts.  GlobalNet generated $45,631 in revenue during the 2004 period.  The Company expects to increase its revenues for the balance of fiscal 2004 and beyond through the addition of more corporate dining accounts, aggressive marketing of its elderly feeding and employment screening services, the promotion of its shelf stable meal business and the anticipated growth of GlobalNet.

Total operating costs and expenses were $7,112,029 for the 2004 period as compared to $5,847,741 for the 2003 period, an increase of $1,264,288 or approximately 22%.  Food, paper, labor and related benefits, and contracted services increased by $798,341 in the 2003 period.  The business dining operation had an increase in food, labor and related benefits of $417,623, which was primarily attributable to the increase in business dining revenues.  Lindley’s food, labor and related benefits increased by $105,381 primarily due to the additional revenues of the Florida and Massachusetts operations which were mostly offset by the decrease in Connecticut business.  SelectForce had an increase of $51,523 in labor and related benefits and contracted services in the 2004 period.  Contracted services totaling $310,663 represent costs incurred with SelectForce’s data screening providers.  The balance of the increase was attributable to GlobalNet which incurred $223,814 in labor and related benefits costs for the 2004 period.  Other expenses consist primarily of legal, accounting and other professional fees, liability insurance, equipment and facility rental, repairs, maintenance, utilities, commissions and various other costs.  Other expenses were $922,162 in the 2004

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION (Continued)

period as compared to $538,117 during 2003, an increase of $384,045 or approximately 71%.  The large increase is attributable to the GlobalNet acquisition, the increase in Host’s business dining revenues and corresponding addition of new unit locations and the applicable associated costs and the additional expenses of the Lindley operations in Florida and Massachusetts.

Host incurred a net loss of $611,592, after provision for income taxes of $8,000 for the three months ended March 31, 2004, as compared to a net profit of $1,296 for the three months ended March 31, 2003.  There was a $3,000 provision for income taxes in the 2003 period.  The large net loss in the 2004 period was primarily a result of the GlobalNet acquisition which incurred a net loss of $529,477.  The Company expects to increase its revenues and profitability through the addition of more corporate dining and senior nutrition programs, the continued expansion of its employment and drug screening business and the anticipated growth of its GlobalNet subsidiary.  In addition, the Company expects to improve profitability by creating economies of scale by combining the purchasing power of its various entities.  It recently consolidated its food purchasing for both business dining and unitized meals with one vendor which is expected to provide the Company with a reduction in its overall food costs and improve its operating margins.  The Company is currently negotiating with a major vendor to utilize its buying power to help reduce dairy costs and it also anticipates consolidating the insurance premiums of all of its operating units which is expected to provide additional cost savings

Interest expense increased by $19,000 for the three months ended March 31, 2004 when compared to the 2003 period.  The increase in interest expense is a result of the accrual of $64,422 of interest on the subordinated debt and the accretion of $29,967 of original issue discount on the warrants attached to the debt. These charges were partially offset by lower interest costs on the bank debt due to the pay off of the term and demand notes on February 13, 2004 (see, Note F).

Results of Operations
Nine months ended March 31, 2004 (“2004 period”) vs. nine months ended March 31, 2003 (“2003 period”)

Net revenues for the nine months ended March 31, 2004 were $19,953,999 as compared to $18,887,280 for the nine months ended March 31, 2003.  Accordingly, revenues increased $1,066,719 or approximately 6%. The improvement in revenues was primarily attributable to an increase in the Host business dining revenues of $705,726.  The business dining improvement was attributable to the opening of several business dining units during the previous two quarters and an increase in client catering.  SelectForce had sales of $1,381,122 in the 2004 period as compared to $1,301,338 in 2003, an increase of $79,784.  The small increase is mainly attributable to the addition of new clients and an increase in demand from its existing accounts due to the improving economy.  Lindley had a revenue increase of $235,578, primarily due to the Florida and Massachusetts locations which it only operated for a short time during the comparable 2003 period.  The increase in Lindley revenue generated by these locations was mostly offset by the loss of several accounts in Connecticut and the closing of its shelf stable meal operation in Texas in December 2002.  Lindley decided to close the Texas location due to its low margins and operating losses.  The majority of Lindley’s work is done on a contract basis with terms ranging from one to five years—the summer food programs are as short as eight weeks.  Most contracts are secured through a competitive bidding process.  Price alone is not the only determining factor for the awarding of these contracts—food quality, service and other factors may also enter into the decision making process.  Lindley was the successful bidder on the Florida contract and was approached by the Massachusetts agency after the incumbent food service provider had given notice that it no

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION (Continued)

longer wanted the business.  Lindley successfully negotiated with the Massachusetts agency and was awarded the contract on an emergency basis for one year and has since received a six month extension.  Lindley will need to go through the bidding process again as this contract is up for renewal in October.  The business Lindley lost in Connecticut was due to the fact that it was unsuccessful in the competitive bidding process for the renewal of these contracts.  Due to the fact that most of Lindley’s business is awarded as a result of this competitive bidding process, Lindley cannot predict if it will be successful in securing new contracts or renewing existing ones.  GlobalNet generated $45,631 in revenue during the 2004 period.  The Company expects to increase its revenues for the balance of fiscal 2004 and beyond through the addition of more corporate dining accounts, aggressive marketing of its elderly feeding and employment screening services, the promotion of its shelf stable meal business and the anticipated growth of GlobalNet.

Total operating costs and expenses were $23,629,747 for the 2004 period as compared to $19,027,924 for the 2003 period, an increase of $4,601,822 or approximately 24%.  Food, paper, labor and related benefits, and contracted services increased by $1,179,510 in the 2004 period.  The business dining operation had an increase in food, labor and related benefits of $626,217, which was primarily due to its increase in revenues.  Lindley’s food, labor and related benefits increased by $257,275 primarily due to the new locations in Florida and Massachusetts which were mostly offset by the closing of the shelf stable meals operation in Texas and the decrease in Connecticut business.  SelectForce had an increase of $57,865 in labor and related benefits and contracted services in the 2004 period.  Contracted services totaling $910,004 represent costs incurred with SelectForce’s data screening providers.  The balance of the increase was attributable to GlobalNet which incurred $238,153 in labor and related benefits costs.  Other expenses consist primarily of legal, accounting and other professional fees, liability insurance, equipment and facility rental, repairs, maintenance, utilities, commissions and various other costs.  Other expenses were $2,347,781 in the 2004 period as compared to $1,941,481 during 2003, an increase of $406,300 or approximately 21%.  The large increase is attributable to the GlobalNet acquisition, the increase in Host’s revenues and corresponding addition of new unit locations and the applicable associated costs and the additional expenses of the Lindley operations in Florida and Massachusetts.  These cost increases were partly offset by the closing of the Texas location.  The 2004 period incurred $23,145 in bank and related fees as compared to $282,094 in the 2003 period, or a decrease of $258,949.  In addition, there were no goodwill impairment charges in the 2004 period as compared to $121,000 taken in the same period for 2003.

Interest expense increased by $90,685 for the nine months ended March 31, 2004 when compared to the 2003 period.  The increase in interest expense is a result of the accrual of $153,721 of interest on the subordinated debt and the accretion of $73,367 of original issue discount on the warrants attached to the debt. These charges were partially offset by lower interest costs on the bank debt due to the pay off of the term and demand notes on February 13, 2004 (see, Note F).

Host incurred a net loss of $4,019,380, after provision for income taxes of $19,000 for the nine months ended March 31, 2004, as compared to a net loss of $365,509 for the nine months ended March 31, 2003.  There was an $8,000 provision for income taxes in the 2003 period.  The large net loss in the 2004 period was primarily a result of the GlobalNet acquisition which incurred a net loss of $3,904,505.  The GlobalNet net loss includes a charge for the expensing of acquisition costs of $3,431,381 (see, Note B).  The large net loss during the 2003 period was attributable to the impairment charge of $121,000 and the bank and related fees of $282,094.  The Company expects to increase its revenues and profitability through the addition of more corporate dining and senior nutrition programs, the continued expansion of its employment and drug screening business, improving cost efficiencies through economies of scale and the anticipated growth of its GlobalNet subsidiary.

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION (Continued)

Liquidity and Capital Resources

To date, the Company has been dependent on equity and debt financing to fund its operations, product development, working capital and acquisition strategy.  The Company anticipates this trend to continue in the upcoming fiscal year.  Host’s liquidity as evidenced by its current ratio has increased.  The current ratio at March 31, 2004 and June 30, 2003 was 1.60:1 and 1.20:1, respectively.  This increase is primarily attributable to the net proceeds received of $2,525,450 from the private placement of 500,000 shares of its common stock, the $1,875,000 from the issuance of subordinated debt and the exercise of various options and non-publicly traded warrants.  In addition, the Company also received $386,940 in net proceeds from the issuance of the Series B preferred stock.

Net cash flows for the nine-month period ended March 31, 2004 resulted in an increase in cash of $409,367, which was primarily attributable to the proceeds received from the issuance of the subordinated debt and preferred and common stock, net of equipment purchases, acquisition and patents costs, debt reduction and cash used in operating activities.  Operating activities resulted in a net cash outflow of $1,135,840.  This was primarily the result of the large net operating loss and an increase in the Company’s accounts and note receivable and investment in inventory. Net cash used in investing activities was $1,321,728 consisting primarily of equipment purchases, the GlobalNet acquisition costs, net of cash received and the purchase of the Fan Savers’ patents.  Host’s financing activities resulted in a net cash inflow of $2,866,935 as a result of the common and preferred stock and subordinated debt proceeds, net of principal payments on long-term debt.

On February 13, 2004, the Company paid in full the balances due of $983,778 and $324,889 on its term and demand note obligations, respectively, plus accrued interest of $2,327.  The Company utilized substantially all of the net proceeds from the issuance of subordinated promissory notes to liquidate its debt obligations with the bank.  The Company is currently negotiating with banks and other financial institutions to secure additional financing and provide long-term liquidity; however, the Company cannot predict what the outcomeof its capital raising efforts will be.  If the Company is unsuccessful in its efforts to secure additional debt or equity financing, it could have a material adverse effect upon its ability to fund future acquisitions and operations.

From November 1, 2002 through February 28, 2003, the Company conducted a private placement offering of $1,500,000 or sixty units at $25,000 per unit.  Each unit consisted of one 12% unsecured promissory note in the amount of $25,000 due January 31, 2008 and 7,080 warrants to purchase Host’s common stock at an exercise price of $2.00, exercisable from December 31, 2003 until January 31, 2008.  Interest began to accrue on January 1, 2003 and is payable semi-annually on June 30 and December 31.  The Company sold a total of 59 units and received $1,475,000 from the offering.  The Company applied $965,000 of these proceeds against its demand note payable obligation and paid $122,500 to the Selling Agent for commissions in connection with the 49 units that were sold by the Selling Agent.  A registered representative of the Selling Agent is a major shareholder of Host.  In connection with the $1,475,000 received in the offering, $434,000 has been credited to the warrants based on the fair value, resulting in a reduction in the carrying value of the debt.  This original issue discount will be amortized into interest expense over the term of the debt.

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION (Continued)

On August 5, 2003, the Board of Directors of Host authorized and approved the designation, issuance and sale of series B convertible preferred stock (the “series B stock”), a newly-created series of Host’s preferred stock. On August 11, 2003, Host privately offered and sold 266,667 shares of the series B stock to an individual investor for an aggregate purchase price of $400,000, or $1.50 per share.  The series B stock has various preferences and conversion rights, including the right to receive a cumulative distribution at the rate of 8% per share per annum, payable semi-annually on or before the last day of Host’s fiscal quarters ending December 31 and June 30. Furthermore, the series B stock is convertible for a period of 5 years from the issue date into shares of Host’s common stock according to the conversion ratio set forth in the Articles of Amendment to the Articles of Incorporation of Host, which were filed with the Colorado Secretary of State on August 11, 2003.  The Articles of Amendment also set forth other preferences, conversion and other rights, voting powers, limitations as to distributions and qualifications of the series B stock.  The difference between the purchase price and fair value of the common stock into which the preferred stock is convertible of $533,334 is analogous to a dividend and therefore has been reflected as an increase to the deficit during the nine months ended March 31, 2004.

The Company issued 77,750 shares of common stock for options exercised during the nine months ended March 31, 2004.  The Company received $167,152 in gross proceeds from these options, which were exercised at various prices ranging from $2.00 to $2.6875 per share.

The Company issued 46,240 shares of common stock in connection with the exercise of non-publicly traded warrants during the nine months ended March 31, 2004.  The Company received $179,980 in gross proceeds from these warrants, which were exercised at $2.00 and $5.50 per share.

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

During the three months ended March 31, 2004, the Company received $1,875,000 from the issuance of unsecured subordinated promissory notes.  The notes were sold in increments of $25,000 per unit.  Each unit consisted of one 7.5% unsecured promissory note in the amount of $25,000 due January 31, 2009 and 7,500 warrants to purchase Host’s common stock at an exercise price of $10.00, exercisable from December 31, 2004 until January 31, 2009.  Interest will accrue from the date of issuance, payable semi-annually on June 30 and December 31.  The Company has incurred costs of $195,965 in connection with these note obligations.

Host business dining does not anticipate making any substantial capital expenditures during the balance of the fiscal year that are not typically reimbursed by its customers.  Initial capital expenditures primarily incurred when a new food service agreement is in its initial start up phase will be financed by cash flows from operations.  On July 1, 2003, Lindley entered into a two-year capital lease agreement for a packaging machine. The packaging machine has already helped to improve efficiency and reduce Lindley’s labor costs.

On October 24, 2003, Lindley entered into a five year, interest free installment note for the purchase of a new 2003 Ford van.  If Lindley is awarded any of the large senior feeding programs it is currently bidding on, it may be required to purchase trucks and food processing equipment to operate these programs.  Lindley expects to fund its equipment requirements through capital leases with its current finance company.

Critical Accounting Policies

There have been no major changes to the critical accounting policies as outlined in the Company’s June 30, 2003 Form 10-KSB.

ITEM 3.          CONTROLS AND PROCEDURES

            (a)     Evaluation of disclosure controls and procedures

            Our Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004 in accordance with Rule 13a-15 under the Exchange Act.  Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures enable us to:

•

record, process, summarize and report within the time periods specified in the Security and Exchange Commission’s rules and forms, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act; and

•

accumulate and communicate to management, as appropriate to allow timely decisions regarding required disclosure, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

            (b)     Changes in internal control over financing reporting

            There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2. Changes in Securities

During the three months ended March 31, 2004, the Company received $1,875,000 from the issuance of unsecured subordinated promissory notes.  The notes were sold in increments of $25,000 per unit.  Each unit consisted of one 7.5% unsecured promissory note in the amount of $25,000 due January 31, 2009 and 7,500 warrants to purchase Host’s common stock at an exercise price of $10.00, exercisable from December 31, 2004 until January 31, 2009.  Interest will accrue from the date of issuance, payable semi-annually on June 30 and December 31.  Net proceeds were used for working capital purposes and to liquidate its term and demand note obligations with its bank.  The units were sold pursuant to the exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on March 31, 2004 for the principal purposes of (a) electing three directors to the Board of Directors; and (b) approving Carlin, Charron & Rosen, LLP as the Company’s independent auditors for the year ending June 30, 2004.

The following votes were cast by shareholders with respect to the election of directors named in the Company’s Proxy Statement, dated February 20, 2004, for the Annual Meeting.

Nominee

Shares Voted For

		Authority Withheld

Geoffrey W. Ramsey	2,886,919	12,279
David J. Murphy	2,886,919	12,279
Peter Sarmanian	2,893,407	5,791

The following votes were cast by shareholders with respect to approving Carlin, Charron & Rosen, LLP as the Company’s independent auditors for the year ending June 30, 2004.

	Shares Voted For	Shares Voted Against	Shares Abstained

Approving Carlin, Charron & Rosen, LLP as the Company’s independent auditors for the year ending June 30, 2004.	2,896,812	943	1,443

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.60	Extension of Emergency Food Preparation Agreement between Host America Corporation and Suburban Boston Consortium of Elder Nutrition Programs dated November 12, 2003.
10.61	License/Distributor Agreement Waiver dated April 30, 2004.
31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

On January 7, 2004, Host filed a Form 8-K under Item 2, Acquisition or disposition of Assets, to disclose its December 23, 2003 Merger Agreement with Host Acquisition Corporation and GlobalNet Energy Investors, Inc.

On January 15, 2004, Host filed a Form 8-K under Item 5, Other Events, to disclose that, from October 1, 2003 through December 31, 2003, it had privately placed 500,000 shares of its common stock at $5.00 per share with twenty-four (24) accredited investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D and Rule 506 promulgated thereunder.

On February 19, 2004, Host filed a Form 8-K under Item 7, Financial Statements and Exhibits, to disclose its February 18, 2004 press release announcing the results of operations for the three and the six months ended December 31, 2003.

On March 31, 2004, Host filed a Form 8-K under Item 2, Acquisition or Disposition of Assets to disclose it had acquired certain assets of Advanced Refrigeration Controls, Inc. pursuant to the terms and conditions of an Asset Purchase Agreement dated and effective March 19, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST AMERICA CORPORATION

Date: May 20, 2004	By: /s/ Geoffrey W. Ramsey
Geoffrey W. Ramsey, President
and Chief Executive Officer

Date: May 20, 2004	By: /s/ David J. Murphy
David J. Murphy, Executive Vice President
and Chief Financial Officer