Form 10QSB/A
period 2003-12-31
HOST AMERICA CORP
filed 2004-06-18
CIK 809012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB/A1

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

Yes _____  No _____

APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  4,117,461 shares as of June 16, 2004

       Transitional Small Business Disclosure Format (check one):

Yes _____  No _____

HOST AMERICA CORPORATION AND SUBSIDIARIES
DECEMBER 31, 2003 FORM 10-QSB/A1
INDEX

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2003	June 30, 2003
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$ 2,022,614	$ 574,528
Accounts receivable, net of allowance for doubtful
accounts of $76,000 and $23,000 as of December 31,
2003 and June 30, 2003, respectively	3,363,257	2,679,938
Inventory	665,488	655,688
Prepaid expenses and other	491,450	350,200
Total current assets	6,542,809	4,260,354

PROPERTY AND EQUIPMENT, net	946,829	780,787

OTHER ASSETS
Other	470,465	157,407
Customer lists, net	675,261	711,949
Goodwill	5,280,800	5,280,800
	6,426,526	6,150,156
	$ 13,916,164	$ 11,191,297

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Demand note payable	$ 424,889	$ 424,889
Current portion of long-term debt	1,352,985	426,612
Interest rate swap	-	29,099
Deferred revenue	508,585	-
Accounts payable	2,193,725	1,875,543
Accrued expenses	856,830	802,353
Total current liabilities	5,337,014	3,558,496

LONG-TERM LIABILITIES
Long-term debt, less current portion included above	360,672	960,820
Subordinated debt	1,127,800	1,084,400
	1,488,472	2,045,220
Total liabilities	6,825,486	5,603,716

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, series A, $.001 par value,
2,000,000 shares authorized	-	700
Preferred stock, series B, $.001 par value,
266,667 shares authorized	267	-
Common stock, $.001 par value, 80,000,000 shares
authorized	3,541	2,183
Common stock to be issued, net	2,220,798	-
Additional paid-in capital	14,532,804	11,339,406
Deficit	(9,666,732)	(5,725,609)
Accumulated other comprehensive loss	-	(29,099)
Total stockholders’ equity	7,090,678	5,587,581
	$ 13,916,164	$ 11,191,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
	(Unaudited)	(Unaudited)

NET REVENUES	$6,795,681	$6,349,337

OPERATING COSTS AND EXPENSES
Food and paper products	2,885,936	2,859,122
Labor and benefits	2,676,899	2,360,321
Acquisition costs	3,360,567	-
Other	696,789	721,015
Contracted services	269,403	239,027
Depreciation and amortization	88,255	104,752
Bank and related fees	4,842	259,594
Impairment charge	-	121,000
	9,982,691	6,664,831

Loss from operations	(3,187,010)	(315,494)

OTHER INCOME (EXPENSE)
Other income	5,428	829
Interest expense	(93,333)	(59,611)
	(87,905)	(58,782)

Loss before provision for income taxes	(3,274,915)	(374,276)

PROVISION FOR INCOME TAXES	6,000	1,000

Net loss	(3,280,915)	(375,276)

OTHER COMPREHENSIVE INCOME, before tax
Interest rate swap adjustments:
Unrealized loss on agreement	-	(6,060)
Reclassification adjustment for losses included
in net income (loss)	-	19,479

Other comprehensive income, net of tax	-	13,419

Comprehensive loss	$(3,280,915)	$ (361,857)

Loss applicable to common stockholders	$(3,280,915)	$ (375,276)

Net loss per common share - basic	$ (1.09)	$ (0.17)

Net loss per common share - diluted	N/A	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
	(Unaudited)	(Unaudited)

NET REVENUES	$13,308,691	$12,933,629

OPERATING COSTS AND EXPENSES
Food and paper products	5,683,830	5,785,352
Labor and benefits	5,248,661	4,789,980
Acquisition costs	3,360,567	-
Other	1,425,619	1,403,364
Contracted services	599,341	575,331
Depreciation and amortization	176,775	223,062
Bank and related fees	22,925	282,094
Impairment charge	-	121,000
	16,517,718	13,180,183

Loss from operations	(3,209,027)	(246,554)

OTHER INCOME (EXPENSE)
Other income	6,110	6,935
Interest expense	(193,871)	(122,186)
	(187,761)	(115,251)

Loss before provision for income taxes	(3,396,788)	(361,805)

PROVISION FOR INCOME TAXES	11,000	5,000

Net loss	(3,407,788)	(366,805)

OTHER COMPREHENSIVE INCOME, before tax
Interest rate swap adjustments:
Unrealized income (loss) on agreement	4,983	(17,171)
Reclassification adjustment for losses included
in net loss	24,116	39,301

Other comprehensive income, net of tax	29,099	22,130

Comprehensive loss	$(3,378,689)	$ (344,675)

Loss applicable to common stockholders	$(3,941,122)	$ (366,805)

Net loss per common share - basic	$ (1.37)	$ (0.17)

Net loss per common share - diluted	N/A	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (3,407,788)	$ (366,805)
Adjustments to reconcile the net loss to net cash (used in)
provided by operating activities:
Depreciation and amortization	176,775	223,062
Impairment charge	-	121,000
Acquisition costs	3,360,567	-
Accretion of discount on private placement warrants	43,400	-
401K expense pursuant to stock issuance	11,397	11,505
Gain on disposal of property and equipment	(2,775)	(743)
Changes in operating assets and liabilities	(320,799)	376,975
Net cash (used in) provided by operating activities	(139,223)	364,994

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	2,775	12,772
Purchases of property and equipment	(47,031)	(101,357)
Net cash paid for business acquired	(1,059,130)	-
Net cash used in investing activities	(1,103,386)	(88,585)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from subordinated debt	-	1,150,000
Deferred financing costs	-	(87,500)
Proceeds from common stock to be issued, net	2,220,798	-
Proceeds from issuance of preferred stock, net	386,940	-
Proceeds from issuance of common stock	304,652	-
Principal payments on long-term debt	(221,695)	(216,572)
Payments on demand notes payable	-	(650,000)
Net cash provided by financing activities	2,690,695	195,928

NET INCREASE IN CASH	1,448,086	472,337

CASH, beginning of period	574,528	648,625

CASH, end of period	$ 2,022,614	$ 1,120,962

Cash paid for business acquired is comprised of:
Fair value of assets acquired	$ 4,213,474	$ -
Liabilities assumed	1,196,344	-
Purchase price, net of cash received of $66,893	3,017,130	-
Common stock issued for business acquired	1,958,000	-
Net cash paid for business acquired	$ 1,059,130	$ -

Non-cash Investing and Financing Activities:
Equipment acquired through assumption of
notes payable and capital leases	$ 50,405	$ 34,057
Dividend on preferred stock	533,334	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

INVENTORY

Inventory consists primarily of food and paper products and is stated at the lower of cost ormarket, with cost determined on a first-in, first-out basis.

EARNINGS PER SHARE

Basic earnings per common share for the six months ended December 31, 2003 and 2002 have been computed based on the weighted average shares outstanding of 2,882,949 and 2,176,027, respectively.  Basic earnings per common share for the three months ended December 31, 2003 and 2002 have been computed based on the weighted average shares outstanding of 3,012,448 and 2,178,516, respectively.  Diluted earnings per share was not presented for the three and six months ended December 31, 2003 due to the Company’s net loss; however, some of the warrants, convertible preferred stock and stock purchase options were dilutive.  Diluted earnings per share was not presented for the three and six months ended December 31, 2002 as the

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE A -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

EARNINGS PER SHARE (Continued)

potentially dilutive warrants, convertible preferred stock and stock purchase options were anti-dilutive.

The August 11, 2003 preferred stock dividend of $533,334 has been added to the net loss of $3,407,788 for the six months ended December 31, 2003 to calculate the net loss applicable to common stockholders of $3,941,122 and the corresponding net loss per common share of $1.37.

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

On December 23, 2003, the Company issued 550,000 shares of Host’s common stock in exchange for all of the outstanding shares of GlobalNet plus net liabilities assumed of $276,000 and acquisition expenses of $173,000, for a total purchase price of approximately $3,361,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition.  The excess purchase price of $3,360,567 was expensed in connection with the purchase price allocation and has been reflected as acquisition costs in the accompanying condensed consolidated statements of operations for the three and six months ended December 31, 2003.

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

As a result of the acquisition of GlobalNet on December 23, 2003, Host is related to certain entities through common ownership.  Specifically, former GlobalNet shareholders who are now Host shareholders are principals in EnergyNSync and RS Services.  EnergyNSync is the owner of certain technology comprising the proprietary software used in the GlobalNet products.  EnergyNSync currently has a production agreement with a manufacturer to install this software on the circuit boards used to manufacture the products that are sold by GlobalNet.  EnergyNSync currently has these boards shipped to RS Services where final assembly of the control panels is completed.  The finished control panels are sold directly to GlobalNet by EnergyNSync.  RS Services currently does not have an agreement with GlobalNet; however, RS Services has performed site surveys and installations and has been paid by GlobalNet for these services.

The following information reflects the pro forma results of operations of the Company for the three and six months ended December 31, 2003 assuming that the GlobalNet acquisition had occurred at the beginning of the respective periods:

	Three Months Ended	Six Months Ended
	December 31, 2003	December 31, 2003
Net Revenue	$ 6,815,661	$ 13,348,671
Loss from continuing operations	(3,481,283)	(3,864,410)
Net loss applicable to common stockholders	(3,481,283)	(4,397,744)*
Net loss per common share – basic	$ (.99)	$ (1.29)
Net loss per common share – diluted	N/A	N/A

* Includes $533,334 preferred stock dividend

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE C –	GOODWILL

The changes in the carrying amount of goodwill for the six months ended December 31, 2003 are as follows:

Balance as of June 30, 2003	$ 5,280,800
Goodwill acquired during the period	-
Impairment loss	-
Balance as of December 31, 2003	$ 5,280,800

NOTE D –	CUSTOMER LISTS

A summary of the carrying amount of the customer lists as of December 31, 2003 and June 30, 2003 is as follows:

	December 31,	June 30,
	2003	2003
Customer lists	$ 880,000	$ 880,000
Less: accumulated amortization	204,739	168,051
	$ 675,261	$ 711,949

Amortization of the customer lists for the six-month periods ended December 31, 2003 and 2002 totaled $36,688 and $36,687, respectively.

Future amortization expense for each of the twelve month periods succeeding December 31, 2003 is as follows:

2004	$ 73,371
2005	73,371
2006	73,371
2007	73,371
2008	73,371
2009 and thereafter	308,406
$ 675,261

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE E –	BANK DEBT

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

	For the six months ended
	12/31/03	12/31/02
Net loss, as reported	$(3,407,788)	$ (366,805)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11,000)	-
Pro forma net loss	(3,418,788)	$ (366,805)
Preferred stock dividend	(533,334)	-
Pro forma net loss applicable to common stockholders	$(3,952,122)	$ (366,805)
Net loss per common share, as reported	$ (1.37)	$ (.17)
Pro forma net loss applicable to common stockholders	$ (1.37)	$ (.17)

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

Business segment financial information as of and for the six months ended December 31, 2003 is as follows:

	Business Dining	Unitized Meals	Screening Services	Energy Management	Total	Eliminations	Consolidated

Sales to unaffiliated customers	$ 6,252,709	$ 6,166,600	$890,731	-	$13,310,040	$ (1,349)	$13,308,691
Segment (loss) profit	(128,496)	42,210	53,525	(3,375,027)	(3,407,788)	-	(3,407,788)
Depreciation and amortization	60,099	99,706	16,970	-	176,775	-	176,775
Provision for income taxes	2,000	5,000	4,000	-	11,000	-	11,000
Segment assets	2,542,630	8,181,139	1,793,874	1,398,521	13,916,164	-	13,916,164

Business segment financial information as of and for the six months ended December 31, 2002 is as follows:

	Business Dining	Unitized Meals	Screening Services	Total	Eliminations	Consolidated

Sales to unaffiliated customers	$ 6,000,421	$ 6,060,829	$ 872,590	$12,933,840	$ (211)	$ 12,933,629
Segment (loss) profit	(183,004)	(228,858)	45,057	(366,805)	-	(366,805)
Depreciation and amortization	117,894	88,967	16,201	223,062	-	223,062
Provision for income taxes	2,000	-	3,000	5,000	-	5,000
Segment assets	2,155,316	8,115,523	1,865,241	12,136,080	-	12,136,080

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE I –	RELATED PARTY TRANSACTIONS

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

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION (Continued)

Overview

Host America Corporation (referred to in this report as “Host,” the “Company,” “we,” “us” and “our”) consists of four principal operating divisions:  Host Business Dining, Lindley Food Service, SelectForce and GlobalNet.  Lindley Food Service, SelectForce and GlobalNet conduct their operations through entities which are wholly-owned subsidiaries of Host.  Host Business Dining is a contract food management organization that specializes in providing full service corporate dining, and such ancillary services as special event catering and office coffee products to business and industry accounts located in Connecticut, Massachusetts, New Hampshire, New York, New Jersey, Rhode Island and Texas.  Our Lindley Food Service subsidiary provides fresh, unitized meals for governmental programs, such as senior nutrition programs, Head Start programs, school breakfast and summer school programs, primarily under fixed-price contracts in Connecticut, Florida, Indiana, Massachusetts and Rhode Island.  Our SelectForce subsidiary offers employment and drug screening services. SelectForce is able to provide its services to clients throughout the United States and currently has clients in Arkansas, Colorado, Connecticut, Kansas, Missouri, New Mexico, Oklahoma and Texas.  Our GlobalNet subsidiary holds a license to distribute energy saving technology products and software.  These products possess the capacity to reduce the energy consumption on inductive loads for electrical equipment, motors and the majority of existing lighting systems.  GlobalNet’s initial sales have been to customers located in Texas; however, GlobalNet intends to solicit business throughout the United States.

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

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION (Continued)

GlobalNet’s principal product was developed over a period of years and is currently manufactured by KWM Electronics under the terms of a production agreement with EnergyNSync, Inc. of Dallas, Texas, an affiliated company.  GlobalNet markets and sells the product pursuant to a license/distributor agreement.  The agreement is contingent upon GlobalNet meeting minimum annual dollar volume purchase requirements measured on a quarterly basis.  In the event GlobalNet fails to meet the minimum annual dollar purchase requirements in any calendar year, the exclusive term shall terminate and the agreement shall automatically be amended and shall thereafter be, non-exclusive for the non-exclusive term (6 months).  In the event that GlobalNet fails to meet the minimum annual purchase requirement during the non-exclusive term, EnergyNSync has the right to terminate the agreement if the default is not cured within a 30 day period.  GlobalNet is also a registered “aggregator” with the Public Utility Commission of Texas.  As a registered aggregator, GlobalNet is authorized to act as an electricity buyer’s agent and can join two or more customers into a single purchasing unit to negotiate the purchase of electricity on behalf of a customer group.

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

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION (Continued)

Total operating costs and expenses were $9,982,691 for the 2003 period as compared to $6,664,831 for the 2002 period, an increase of $3,317,860 or approximately 50%.  The large increase in operating expenses during the 2003 period is primarily a result of the GlobalNet operation which incurred a charge for the expensing of acquisition costs of $3,360,567 (see, Note B).  Food, paper, labor and related benefits, and contracted services increased by $373,768 in the 2003 period.  The business dining operation had an increase in food, labor and related benefits of $308,911, which was primarily due to the increase in business dining revenues.  Lindley’s food, labor and related benefits increased by $30,148 primarily due to the new operations in Florida and Massachusetts which were mostly offset by the closing of the shelf stable meals operation in Texas and the decrease in Connecticut business.  SelectForce had an increase of $20,371 in labor and related benefits and contracted services in the 2003 period.  Contracted services totaling $269,403 represent costs incurred with SelectForce’s data screening providers.  The balance of the increase was attributable to GlobalNet which incurred $14,338 in labor costs.  Other expenses consist primarily of legal and accounting fees, liability insurance, equipment and facility rental, repairs, maintenance, utilities, commissions and various other costs.  Other expenses were $696,789 in the 2003 period as compared to $721,015 during 2002, a decrease of $24,226 or approximately 3%.  Increased facility rental costs (due to the new locations in Florida and Massachusetts) were mostly offset by the closing of the Texas shelf stable meals operation.  The 2003 period only incurred $4,842 in bank and related fees as compared to $259,594 in the 2002 period, a decrease of $254,752.  In addition, there were no goodwill impairment charges in the 2003 period as compared to $121,000 taken in the same period for 2002.

Host incurred a net loss of $3,280,915, after provision for income taxes of $6,000 for the three months ended December 31, 2003, as compared to a net loss of $375,276 for the three months ended December 31, 2002.  The large net loss in the 2003 period was primarily a result of the GlobalNet acquisition which incurred a net loss of $3,375,027.  The GlobalNet net loss includes a charge for the expensing of acquisition costs of $3,360,567 (see Note B).  There was a $1,000 provision for income taxes in the 2002 period.  The large net loss in the 2002 period was primarily a result of the impairment charge of $121,000 and the bank and related fees of $259,594 incurred during the quarter.  The Company expects to increase its revenues and profitability through the addition of more corporate dining and senior nutrition programs, the continued expansion of its employment and drug screening business and the anticipated growth of its new GlobalNet acquisition.

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

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION (Continued)

The increase in Lindley revenue generated by these locations was mostly offset by the loss of several accounts in Connecticut and the closing of its shelf stable meal operation in Texas in December 2002.  Lindley decided to close the Texas location due to its low margins and operating losses.  The majority of Lindley’s work is done on a contract basis with terms ranging from one to five years – the summer food programs are as short as eight weeks.  Most contracts are secured through a competitive bidding process.  Price alone is not the only determining factor for the awarding of these contracts – food quality, service and other factors may also enter into the decision making process.  Lindley was the successful bidder on the Florida contract and was approached by the Massachusetts agency after the incumbent food service provider had given notice that it no longer wanted the business.  Lindley successfully negotiated with the Massachusetts agency and was awarded the contract on an emergency basis for one year.  Lindley will need to go through the bidding process again as this contract is up for renewal in October.  The business Lindley lost in Connecticut was due to the fact that it was unsuccessful in the competitive bidding process for the renewal of these contracts.  Due to the fact that most of Lindley’s business is awarded as a result of this competitive bidding process, Lindley cannot predict if it will be successful in securing new contracts or renewing existing ones.  Since the GlobalNet acquisition occurred on December 23, 2003, it did not generate any significant revenue during the 2003 period.  The Company expects to increase its revenues for the balance of fiscal 2004 and beyond through the addition of more corporate dining accounts, aggressive marketing of its elderly feeding and employment screening services, the promotion of its shelf stable meal business and the addition of GlobalNet.

Total operating costs and expenses were $16,517,718 for the 2003 period as compared to $13,180,183 for the 2002 period, an increase of $3,337,535.  The large increase in operating expenses during the 2003 period is primarily a result of the GlobalNet operation which incurred a charge for the expensing of acquisition costs of $3,360,567 (see, Note B).  Food, paper, labor and related benefits, and contracted services increased by $381,169 in the 2003 period.  The business dining operation had an increase in food, labor and related benefits of $208,595, which was primarily due to its increase in revenues.  Lindley’s food, labor and related benefits increased by $151,894 primarily due to the new locations in Florida and Massachusetts which were mostly offset by the closing of the shelf stable meals operation in Texas and the decrease in Connecticut business.  SelectForce had an increase of $6,342 in labor and related benefits and contracted services in the 2003 period.  Contracted services totaling $599,341 represent costs incurred with SelectForce’s data screening providers.  The balance of the increase was attributable to GlobalNet which incurred $14,338 in labor costs.  Other expenses consist primarily of legal and accounting fees, liability insurance, equipment and facility rental, repairs, maintenance, utilities, commissions and various other costs.  Other expenses were $1,425,619 in the 2003 period as compared to $1,403,364 during 2002, an increase of $22,255 or approximately 2%.  The increase is a result of higher facility rental (due to the new locations in Florida and Massachusetts) which was mostly offset by the closing of the Texas location.  The 2003 period only incurred $22,925 in bank and related fees as compared to $282,094 in the 2002 period, or a decrease of $259,169.  In addition, there were no goodwill impairment charges in the 2003 period as compared to $121,000 taken in the same period for 2002.

Host incurred a net loss of $3,407,788, after provision for income taxes of $11,000 for the six months ended December 31, 2003, as compared to a net loss of $366,805 for the six months ended December 31, 2002.  The large net loss in the 2003 period was primarily a result of the GlobalNet acquisition which incurred a net loss of $3,375,027.  The GlobalNet net loss includes a charge for the expensing of acquisition costs of $3,360,567 (see, Note B).  There was a $5,000 provision for income taxes in the 2002 period.  The large net loss in the 2002 period was primarily a result of the impairment charge of $121,000 and the bank and related fees of $282,094.  The Company expects to increase its revenues and profitability through the addition of more corporate dining and senior nutrition programs, the continued expansion of its employment and drug screening business and the anticipated growth of its new GlobalNet acquisition.

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

Liquidity and Capital Resources

To date, the Company has been dependent on equity and debt financing to fund its operations, product development, working capital and acquisition strategy.  The Company anticipates this trend to continue in the upcoming fiscal year.  Host’s liquidity as evidenced by its current ratio has increased.  The current ratio at December 31, 2003 and June 30, 2003 was 1.23:1 and 1.20:1, respectively.  This increase is primarily attributable to the net proceeds received of $2,525,450 from the private placement of 500,000 shares of its common stock and the exercise of various options and non-publicly traded warrants.  In addition, the Company also received $386,940 in net proceeds from the issuance of the new series of preferred stock.

Net cash flows for the six-month period ended December 31, 2003 resulted in an increase in cash of $1,448,086, which was primarily attributable to the preferred and common stock proceeds, net of equipment purchases, acquisition costs, debt reduction and cash used in operating activities.  Operating activities resulted in a net cash outflow of $139,223.  This was primarily the result of an increase in the Company’s accounts receivable and investment in inventory.  Net cash used in investing activities was $1,103,386 consisting primarily of equipment purchases and GlobalNet acquisition costs, net of cash received.  Host’s financing activities resulted in a net cash inflow of $2,690,695 as a result of the common and preferred stock proceeds, net of principal payments on long-term debt.  Future operating revenues, debt and equity financing are expected to provide long-term liquidity.  Since GlobalNet is not expected to generate any significant cash flows to support its operations during the upcoming months, the Company will need to fund this operation through outside financing.  The Company is currently negotiating with banks and other financial institutions to secure additional financing and provide long-term liquidity; however, the Company cannot predict what the outcome of its capital raising efforts will be.  If the Company is unsuccessful in its efforts to secure additional debt or equity financing, it could have a material adverse effect upon its ability to fund future acquisitions and operations.

The Company has a term note payable and a demand note payable with Webster Bank.  The total principal outstanding under the term note at December 31, 2003 was $1,035,556, which is included in the current portion of long-term debt at that date due to the July 1, 2004 maturity date.  Borrowings outstanding under the demand note payable at December 31, 2003 totaled $424,889.  Subsequent to December 31, 2003, the Company paid in full the balance due on the term and demand notes plus accrued interest.  The Company utilized substantially all of the net proceeds from the issuance of unsecured subordinated promissory notes to liquidate its debt obligations with the bank.

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

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Submission of Matters to a Vote of Security Holders

NONE

Item 5.	Other Information

NONE

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

10.55	Food Services Agreement between Host America Corporation and Honeywell International (Teterboro Operations) dated October 8, 2003.*
10.56	License Agreement/Distributor Agreement between EnergyNSync, Inc. and GlobalNet Energy Investors, Inc. dated November 1, 2003.*
10.57	Amendment Agreement between GlobalNet Energy Investors, Inc. and EnergyNSync, Inc. dated February 16, 2004.*
31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

* previously filed

(b)	Reports on Form 8-K:

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

HOST AMERICA CORPORATION

Date: June 18, 2004	By: /s/ Geoffrey W. Ramsey
Geoffrey W. Ramsey, President
and Chief Executive Officer

Date: June 18, 2004	By: /s/ David J. Murphy
David J. Murphy, Executive Vice President
and Chief Financial Officer