Form 10KSB
period 2004-06-30
HOST AMERICA CORP
filed 2004-10-08
CIK 809012

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2004

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

Yes  X        No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

The issuer’s revenues for its fiscal year ended June 30, 2004 were $26,827,497.

At September 23, 2004, 4,127,491 shares of common stock, $.001 par value, were outstanding.  The aggregate market value of the common stock held by non-affiliates of the Registrant on that date was approximately $13,382,227.  Shares of common stock held by officers, directors and each person who owns more than 5% of the outstanding common stock have been excluded in that such persons may be deemed affiliates.

Documents Incorporated by Reference:

None.

Page 1 of 103 pages                                                                                                                     Exhibits are indexed on page 57.

PART I

Item 1.            DESCRIPTION OF BUSINESS.

            Except for historical information, the following description of our business may contain forward-looking statements which involve risks and uncertainties.  Our actual results could differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those set forth under the heading, “Risk Factors.”

Overview

            Host America Corporation (referred to in this report as “Host,” the “Company,” “we,” “us” and “our”) consists of four principal operating divisions:  Host Business Dining, Lindley Food Service, SelectForce and GlobalNet Energy Investors.  Lindley Food Service, SelectForce and GlobalNet conduct their operations through entities which are wholly-owned subsidiaries of Host.  Host Business Dining  is a contract food management organization that specializes in providing full service corporate dining, and such ancillary services as special event catering and office coffee products to business and industry accounts located in Connecticut, New Hampshire, New Jersey, New York, Rhode Island and Texas.  Our Lindley Food Service subsidiary provides fresh, unitized meals for governmental programs, such as senior nutrition programs, Head Start programs, school breakfast and summer school programs, primarily under fixed-price contracts in Connecticut, Florida, Indiana, Massachusetts and Rhode Island.  Our SelectForce subsidiary is a regional employment and drug screening company offering criminal histories, motor vehicle reports, workers’ compensation records, verification of education and social security numbers, credit reports and previous employment verification.  SelectForce is able to provide its services to clients throughout the United States and currently has clients in Arkansas, Colorado, Connecticut, Kansas, Missouri, New Mexico, Oklahoma and Texas.  Our GlobalNet subsidiary is in the development stage and intends to market, sell and install control panels and other electrical energy saving devices to commercial and industrial users.  GlobalNet is in the process of establishing a multi-channel marketing and sales platform in addition to direct sales by its executive officers and sub-distributors, to bring its energy savings products to market.

            Host’s principal executive offices are located at Two Broadway, Hamden, Connecticut 06518 and our telephone number is (203) 248-4100.  Our worldwide website is www.hostamericacorp.com.  Any reference contained in this report to our web site, or to any other web site, shall not be deemed to incorporate information from those sites into this report.

History

            We were formed as a Delaware corporation on February 6, 1986 under the name University Dining Services, Inc.  Our initial business strategy was to provide food service to colleges and preparatory schools in the New England area.  After several years, we determined it was more profitable to concentrate on larger, more densely populated customer bases.  Accordingly, in 1992, we became a full service food management company providing employee dining and special events catering to large office complexes.  On April 30, 1999, we filed Articles of Merger with the State of Colorado to change our corporate domicile, merging Host Delaware into Host Colorado and Host

Delaware ceased to exist as of that date.  We changed our corporate domicile to reduce the amount of franchise tax required in the State of Delaware.

            On July 31, 2000, we purchased all of the issued and outstanding shares of Lindley Food Service Corporation of Bridgeport, Connecticut for approximately $6,116,000.  We paid approximately $3,700,000 in cash and issued 198,122 shares of our common stock. Lindley is engaged in the preparation and sale of fresh and frozen unitized meals for senior food programs, school lunches, and various governmental programs, under fixed-price contracts.  Unitized meals allow our clients to contain costs and ensure high quality nutritional standards.

            On March 28, 2002, we acquired all of the outstanding shares of SelectForce, Inc. pursuant to a merger agreement.  In consideration for the acquisition of SelectForce, we issued a total of 700,000 shares of our common stock to the SelectForce shareholders.  This transaction was approved by our shareholders at our annual meeting which was held on March 28, 2002, and SelectForce now operates as a wholly-owned subsidiary of Host.

     On December 23, 2003, we acquired GlobalNet Energy Investors, Inc. pursuant to the terms and conditions of the amended and restated merger agreement dated December 2, 2003.  The shareholders of GlobalNet received in the aggregate, 550,000 shares of Host’s common stock in exchange for all of their outstanding GlobalNet common stock.  As part of the acquisition, we agreed to allocate, on an as received basis, 80% of the net proceeds from the exercise of the 1,150,000 warrants for marketing and sales of GlobalNet’s energy management products, exercisable at $5.50 per warrant, that are currently publicly traded under the NASDQ Symbol CAFEW.  GlobalNet is a development stage corporation formed for the purpose of marketing, selling, installing and maintaining energy saving products and technology pursuant to an agreement with an affiliated company, EnergyNSync, Inc.  GlobalNet’s initial products consist of computerized controllers, capable of reducing energy consumption and demand fluctuations of inductive loads on a majority of commercial and industrial lighting systems.  Management believes GlobalNet’s products provide large and small businesses significant savings in their overall electrical energy use.  To date, GlobalNet’s activities have been limited to product development, including UL certification, test applications and forming a marketing and distribution plan through its relationship with EnergyNSync.  GlobalNet intends to market its products through a combination of direct sales by its executive officers, sub-distribution agreements and internal sales staff.

Recent Developments

Food Brokers, Inc.

            On June 4, 2004, Host entered into a non-binding letter of intent with Food Brokers, Inc. a Bridgeport, Connecticut based food service company.  The letter of intent provides for the acquisition of certain assets owned by Food Brokers, including machinery and equipment, customer contracts and customer lists, for a purchase price of $1,200,000.  The purchase price will consist of $295,000 in cash, a $655,000 promissory note and $250,000 in shares of Host common stock.  The shares are subject to transfer and sale restrictions commencing on the closing date and extending until twelve (12) months (for the number of shares with an allocated value at closing of $100,000) and eighteen (18) months (for the remaining number of shares with an allocated value at closing of $150,000) after the closing date.  At the closing, Food Brokers and its officers will execute a six-year non-competition agreement in favor of Host covering the entire United States of America.  Host expects to close this transaction in the second quarter of fiscal 2005.

Laurus Private Placement

            On June 25, 2004, we privately placed with Laurus Master Funds, Ltd (i) a Secured Convertible Term Note A in the aggregate principal amount of $4,000,000 which note is convertible into 795,260 shares of our common stock at a fixed conversion price of $5.03 per share, and (ii) a Secured Convertible Term Note B in the aggregate principal amount of $4,000,000, which note is convertible into 730,194 shares of our common stock at a fixed conversion price of $5.48 per share.  The $4,000,000 in proceeds received by us from the placement of Note A are immediately available for use.  However, the terms of Note B require that the $4,000,000 in proceeds received from the placement of Note B be placed in a “restricted bank account” under the sole dominion of Laurus to be released to us in certain specified amounts only upon presentation to and approval by Laurus of bona fide customer contracts obligating the customer to acquire certain energy savings products, including circuit board units and control boxes, from us or any of our subsidiaries.  In addition, we may request Laurus from time to time to direct the bank to release all or a portion of the amounts contained in the restricted account following or in connection with a corporate acquisition by us or upon conversion of Note B by Laurus into our common stock.

            Note A bears interest at prime plus 1%, which rate is subject to reduction features based on performance. Note B bears interest at 1% until such time as it becomes no longer subject to the restricted account then interest is calculated on the same terms as Note A. Both notes are for a term of three years.

            We also issued to Laurus warrants to purchase 450,000 shares of our common stock.  Each warrant is exercisable for a 10 year period at conversion prices as follows:  300,000 shares at $5.98 per share and 150,000 shares at $6.23 per share.  The warrants are subject to certain adjustment provisions in the event we shall (a) effect a corporate reorganization or merger; or (b) consolidate with or merge into any other entity or transfer all or substantially all of our assets or properties under a plan contemplating our dissolution.

            The notes are secured by a first lien on all of our assets and operating subsidiaries as well as a guarantee by our subsidiaries in favor of Laurus.   In connection with the transaction, we paid fees of $800,000.  Laurus received $280,000 and H.C. Wainwright & Co., Inc. (“HCW”), the placement agent, received $520,000.  In addition, HCW is entitled to receive warrants to purchase 197,516 shares of our common stock at a weighted average exercise price of $5.43 per share, which are exercisable for a period to expire five years  after the date of issuance, unless otherwise extended by us.

RS Services, Inc.

            On September 29, 2004, Host entered into a merger agreement with RS Services, Inc. (“RS”), a specialized electrical installation company which installs energy saving devices and controls.  The merger agreement provides for the acquisition of all of the outstanding shares of RS in exchange for $200,000 in cash and 431,777 shares of Host’s common stock.  In addition, the merger agreement has an earn-out provision which provides for the potential issuance of another $1,745,000 in Host’s common stock and $400,000 in cash.  In addition, it is contemplated that certain officers and directors of RS will enter into employment and non-competition agreements with Host.  The agreement is subject to shareholder approval and the filing of a definitive proxy statement with the Securities and Exchange Commission in connection with the Company’s annual meeting of shareholders.  The transaction is expected to be completed and the closing to occur in the second quarter of Host’s June 30, 2005 fiscal year.

Lindley New Business

            Lindley was recently named the successful bidder on two large elderly nutrition programs – Suburban Boston Consortium and Northeast Massachusetts Consortium of Elder Nutrition Programs. Both of these contracts are for three years and begin on October 1, 2004.  Lindley has been operating the Suburban Boston Consortium contract since March 17, 2003; however, it was required to bid on the new three year contract and was the successful bidder for this program.

Industry and Market Overview

Food Service Industry

            Technomic, a food consultant and research company, estimates that the United States food service industry is a multi-billion dollar industry, encompassing corporate services, educational markets, hospital/health care, correctional facilities, military facilities and transportation facilities.  Technomic also estimates that the senior feeding market is a multi-billion dollar industry, and Host’s subsidiary, Lindley, primarily serves this market niche.  The food service market is characterized by a large concentration of corporate and industry populations in a multitude of geographic locations.  We believe the geographic locations in which we operate contain:

•	the largest financial segment of the industry,

•	high population density,

•	numerous corporate office parks and industrial facilities, and

•	high concentration of medium-size corporations.

            Although Host has a relatively small share of the food service provider market, we compete favorably with other regional food service providers and those national companies that have operations in the northeastern United States.  We believe we are able to remain competitive because of the quality, selection and value of the food and services that we provide.

Pre-Employment Screening Industry

            We believe that the need for SelectForce’s pre-employment and drug screening services will grow as the United States workforce grows.  The Bureau of Labor Statistics estimates that the United States civilian labor force will increase by 17 million over the 2000-2010 period, reaching 158 million in 2010.  Fortune Magazine wrote in February 2000, that on average in U.S. businesses, at least 50% of all new hires do not work out.  Furthermore, according to AAIM Management

Association, a non-profit employer association, 33% of all applicants to a job embellish their resumes or falsify information on an application.  The Employers Resources Association estimates that the cost of replacing employees ranges from $6,000 to $11,000 per employee.  Based on these statistics, we believe there will be a continuing need for our pre-employment screening services.

Energy Management

            The United States Department of Energy’s website indicates that electrical consumption, which exceeds approximately $200 billion dollars annually, is projected to grow at a 2% rate per year through the year 2020.  In addition, the Department of Energy anticipates that increasing electrical demand may exceed the industry’s ability to generate sufficient electrical power.  During 2003, the northeastern region of the United States and portions of Canada experienced total grid power failure as a result of insufficient electrical energy to satisfy the increase in demand.  In addition, certain states continue to experience high rate increases and brownouts with little relief in sight.  To combat this growing problem, public utility commissions throughout the United States have implemented programs to require utilities to implement energy conservation and management programs to promote the replacement or retrofitting of inefficient lighting, heating and cooling equipment.  In a competitive business environment demanding lower prices of products to the market place, the increase in electricity operating costs will continue to diminish operating margins unless companies and residential consumers take proactive measures to increase electrical efficiencies and reduce waste.  As a result, utility companies and consumers alike are motivated to decrease overall energy consumption.  Almost 60% of this energy is used to power an estimated 1 billion AC electric motor-driven devices in the U.S.  The U.S. Department of Energy estimates that anywhere from 20% to 40% of the country’s electrical consumption is wasted each day by the inefficient operation of AC induction motors.  Deregulation of utilities and increased competition are forcing electric utilities to become pro-active in promoting the purchase and installation of energy saving products and services similar to those anticipated to be offered to customers by GlobalNet and its affiliates.

Operations

            Host consists of four operating divisions: Host Business Dining, Lindley Food Service, SelectForce and GlobalNet.  A description of each division follows.

Host Business Dining

            Since our formation in 1986, we have grown from providing food service to colleges and preparatory schools in the New England area to a regional, full-service food service provider for major corporations.  Our primary clients are medium-size corporate accounts with annual food sales of between $250,000 and $3,700,000.  We feel these accounts allow us the opportunity to provide a wide variety of food services in a single location.  We also are afforded the opportunity to customize our services at each location to provide:

•	cafeteria services,

•	special event catering,

•	office coffee services, and

•	employee gift and sundry stores.

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

       New accounts are assigned to a member of management who develops a comprehensive plan to meet each client’s specific needs.  After extensive interviews and on-site visits, an operating strategy is formulated to best meet the needs of our clients.  We consider various factors to maximize our profit potential without sacrificing client satisfaction, including a thorough review of:

•	labor and product costs,

•	facility and menu design,

•	training and recruiting,

•	specialized needs of the client or its employees, and

•	equipment needs.

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

            We may be required to grant credit to our customers to fund their initial purchase of equipment and supplies at our various food service facilities.  Before granting credit, we review a client’s credit history and establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific clients, industry historical trends and other types of credit information.  To reduce the risk of default, our client contracts provide for buyback provisions allowing us to buy the equipment and remaining supplies from each client in the event of an early termination of the contract.

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

•	an executive chef,

•	sous chef,

•	grill cook,

•	deli servers,

•	cashiers,

•	dishwashers,

•	catering personnel, and

•	general kitchen help.

            We employ managers, chefs and cooks who have obtained experience from larger food service organizations, graduates of a culinary school or graduates with a degree in Hotel and Restaurant management.  Other support personnel are hired locally and trained on-site by our on-site manager, chef/managers and/or district managers.

Lindley Food Service

            Our Lindley subsidiary prepares meals for various governmental programs under fixed-price contracts and has a slightly different operational structure.  Typically, Lindley will bid on government feeding contracts involving schools and senior citizen programs.  Lindley operates three food processing locations in Connecticut which have high volume production capabilities for breakfast, lunch and after school programs.  During the previous fiscal year, Lindley added production facilities in Florida, Indiana and Massachusetts.  Lindley’s production staff prepares the meals fresh daily and delivers the meals using its own trucks and drivers, directly from the food processing locations to the client’s facility.  Lindley also offers packaged microwavable senior meals for its “meals-on-wheels” programs and does congregate feeding.  A staff nutritionist monitors the nutritional content of the food produced at each of Lindley’s facilities.  Currently, Lindley is one of the largest providers of fresh unitized meals in the Northeast, operating out of its various production sites.

            Lindley’s strengths include professional management of large-volume accounts, custom designed meals for special needs and available plan capacity to expand production.

SelectForce

            SelectForce is a regional employment screening company offering a complete package of criminal histories, motor vehicle reports, worker’s compensation records, verifications of education and social security numbers, credit reports, and previous employment verification.  Drug screening

(five-panel and nine-panel) and assessment testing is also available to SelectForce’s clients through strategic affiliates.  SelectForce recently began providing paternity testing (DNA).  SelectForce currently has clients in Arkansas, Colorado, Connecticut, Kansas, Missouri, New Mexico, Oklahoma and Texas.

            The majority of corporate revenues are from sales to customers that are in the health care or temporary employment industries.  This makes up approximately 45% of our revenues and includes nursing homes, assisted living centers, hospitals, and home health care providers.  Temporary employment agencies currently make up 10% of revenues.  The balance of revenues is from a variety of commercial businesses, schools, and contractors.  SelectForce has over 1,000 different accounts with the average account size being only $2,500 annually.  Management believes by focusing on larger employers that have 1,000 to 5,000 employees, incremental profits will increase by reducing administrative costs and increasing the average size of the account.

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

GlobalNet

            GlobalNet markets, sells, installs and manages energy saving products and technology.  Its principal product consists of a computerized controller capable of reducing energy consumption and demand fluctuations of electrical inductive loads on motors and certain lighting systems.  GlobalNet believes it can provide both large and small customers with significant savings on their electrical energy usage and minimize downtime costs associated with power outages.  Likewise, the increase in energy efficiency can reduce repairs and maintenance expenses by prolonging the life of the customers’ equipment.  GlobalNet holds a license/distribution agreement with EnergyNSync, an affiliated company, which provides GlobalNet with the exclusive right to distribute their energy products.  The agreement is contingent upon GlobalNet meeting minimum annual dollar volume purchase requirements measured on a quarterly basis.  In the event GlobalNet fails to meet the quarterly purchase requirements, the exclusive term shall terminate and the agreement shall automatically be amended and shall thereafter be, non-exclusive for the non-exclusive term (6 months).  In the event that GlobalNet fails to meet the minimum annual purchase requirement during the non-exclusive term, EnergyNSync may give 30 days prior written notice to GlobalNet to terminate this agreement.  GlobalNet failed to meet its first two quarterly measurement requirements; however, it has secured waivers of these defaults from EnergyNSync.

            GlobalNet’s principal products and services are as follows:

•

LightMasterPlus
 This product reduces kilowatt hours and demand usage in ballasts, bulbs and light fixtures and increases their useful life by correcting their power factors and decreasing the heat generated by them during operation.

•

MotorMasterPlus
 This product reduces kilowatt hours and demand usage in various motors such as air conditioner compressors and appliances and increases their useful life by correcting their power factors, reducing motor vibration and decreasing the motor’s operating temperature.

•	VaporMaster This product is a gas leak detection system for high volume refrigerant areas which sets off an alarm to alert the user for safety and system protection purposes.

•

FanSaver
 This product regulates the speed of the evaporator fan motor to meet the needs of the refrigeration cycle in a walk-in box.  It also detects refrigerant flow and selects the optimum fan speed which saves energy usage and reduces compressor run time to increase the life of the fan motor.

•	Services GlobalNet offers product enhancements, installation and product servicing and maintenance support to its customers.

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

            GlobalNet’s long-term goal is to target the commercial, industrial and governmental markets, initially utilizing direct sales by its executive team, then sub-distributors and an in-house sales staff.  GlobalNet also plans to conduct research and development efforts, which may include obtaining international rights from EnergyNSync, new product launches and product expansions with a view to increasing revenues, market expansion, name brand recognition and client loyalty.  We also will continue to develop our relationships with large electrical contractors, the restaurant industry and the large corporate dining clients of our food service division.

Business Strategy

Host Business Dining

            We introduced our “Food Serve 2000” as a means of evaluating all of our existing food operations in an attempt to maximize and maintain client satisfaction.  Each month we study the basic elements of our food service at each location, including:

•	traffic flows and waiting times,

•	menu variety and food presentation,

•	nutritional assessment,

•	work preparation, and

•	labor qualifications.

            Through our continuing evaluations, on-site managers strive to maintain:

•	strict cost containment policies,

•	nutritional programs for better health,

•	custom designed menus to meet regional and ethnic tastes, and

•	facilities with state-of-the-art equipment.

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

GlobalNet

            GlobalNet intends to expand its market base through direct market penetration of its multiple energy saving products.  This will be accomplished by targeting the market leader in each segment (retail, commercial, industrial, real estate, government and education) which is expected to bring credibility and name brand recognition to the energy saving and management product lines we offer. In addition, GlobalNet intends to establish relationships with trade organizations that will endorse the products, and offer the sale of these products to companies that make up their industry.  The third avenue to market GlobalNet products will be to cross sell the energy management products to Host’s current food service clients.  This process should streamline GlobalNet’s entry into the marketplace, as relationships are already in place that will reduce the sales process leading to additional revenues.

Marketing

Host Business Dining and Lindley Food Service

            We selectively bid for privately owned facility contracts and contracts awarded by governmental and quasi-governmental agencies.  Other potential food service contracts come to our attention through:

•	mail and telephone,

•	conversations with suppliers, such as purveyors and vending machine suppliers,

•	state listings,

•	trade shows and conventions, and

•	client referrals.

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

            To attract office building clients, we constantly upgrade our food and customer service.  We strive to provide menu items which are healthy and higher quality than typical fast food or cafeteria style products.  Our philosophy is that to the extent our client’s employees are able to satisfy their food needs at their employer’s location, the less time those employees are away from their office setting.  We believe this results in an increase in corporate and individual productivity.  Further, if we can satisfy the employees with diverse and high-quality food items, employers are often willing to subsidize a portion of the costs.

            We believe that we can compete with the largest of our competitors because:

•	we provide direct, personal contact with our clients two or three times a week,

•	offer flexible menus to meet desires, and

•	intensively train our managers.

            During fiscal 2004 Host implemented new marketing programs at its facilities such as “cruising cuisine” and “celebrity chefs” to help maximize sales growth.  In our cruising cuisine program, our corporate chefs travel from location to location in a custom outfitted vehicle and present a complete specialty theme promotion menu such as fresh sushi, a taste of Havana, authentic Japanese stir-fry, etc.  In our celebrity chefs program, the recipes and culinary style of featured world class chefs are presented in the business dining location.  Every three months, a different celebrity chef is featured.  Our clients’ responses to these programs have been very favorable.

SelectForce

            We obtain a large number of our clients through referrals from other clients.  Other potential leads come to us through direct customer contact, trade shows, by mail and telephone solicitation, and from participation in professional associations.  We are constantly attempting to upgrade the quality and appearance of the information provided to our clients.  In our effort to attract potential clients, we look for ways to package services that will entice business to conduct a more comprehensive screening process and thus, engage our services.  We constantly strive to offer new products such as drug and alcohol testing which allows us to expand into markets that require these services.  We are currently exploring the possibility of offering personality, aptitude and integrity tests.  We believe that if we can demonstrate a return on investment to businesses by reducing training costs, overhead and employee turnover, potential clients will be less likely to attempt to perform employee pre-screening internally.

GlobalNet

     GlobalNet will pursue a multi-channel approach in its marketing and sales strategy utilizing management, sub-distributors and an in-house sales staff concentrating on commercial and industrial customers.  As we achieve brand awareness through advertising, our website and industry and electric conservation seminars and exhibits to promote the products, we will attempt direct sales efforts to potential customers whom we believe are extremely sensitive to growing energy costs.  Management will be responsible to identify potential customers in a particular industry group and those persons within an organization to implement an energy savings program.  We will directly contact the energy decision makers at a particular company to explain our product line.  GlobalNet will then determine which products and services of EnergyNSync or other manufacturers will most benefit the customer and arrange for an onsite beta testing program and product modifications prior to installation.  Extensive follow up and testing of our system is conducted by an in-house technical staff and sub-distributors to insure customer satisfaction.  We believe that satisfied customers with proof of energy savings is an important element in marketing our products.

Acquisition Strategy

            We believe there are significant opportunities to further expand our business through the acquisition of companies in those industries which are compatible to the contract food service industry with higher margins on revenues.  Our officers and directors are responsible for identifying, pursuing and negotiating potential acquisition candidates and integrating acquired operations.  We believe we can integrate acquired companies into our management structure and diversify operations successfully without a significant increase in general and administrative expenses.  In addition, future acquisitions are expected to enable us to lower overhead costs through centralized geographical office operations.  We would like to grow to a size that qualifies us for bids on larger volume accounts, requiring asset or purchase programs; however, there can be no assurance that our acquisition strategy will be successful.

Major Clients and Contracts

Host Business Dining

            We have a number of large, multi-year contracts among our thirty-six (36) units.  Some of our larger contracts include:

•	Pitney Bowes, Inc., of Stamford, Connecticut (currently 9 locations with over 4,500 employees),

•	Oxford Health Plans, Inc., of Trumbull, Connecticut (currently 6 locations with over 4,000 employees),

•	Stanley Works of New Britain, Connecticut and East Greenwich, Rhode Island (with over 4,500 employees).

            Our two largest contracts, Oxford Health Plans and Pitney Bowes, accounted for 11% and 14%, respectively, of our total revenue for the fiscal year ended June 30, 2004.  If we were to lose either of these major contracts, such loss may have a material adverse effect on Host.

            During the fiscal year ended June 30, 2004, Host opened the following cafeteria units:

•	Pitney Bowes Training and Conference Center in Stamford, Connecticut

•	Pitney Bowes Headquarters in Stamford, Connecticut

•	Pitney Bowes Main Plant in Bridgeport, Connecticut

•	Oxford Health Unit # 3 in Trumbull, Connecticut

•	Stolt-Nielsen in Houston, Texas

•	Hutchinson Metro Center, Bronx, New York – changed from a ship-in service to a full cafeteria unit

            We closed facilities at:

•	The Hartford Courant in Hartford, Connecticut

•	Georgia Pacific in Norwalk, Connecticut

            The closures described above were a result of various reasons.  The Hartford Courant cafeteria was taken over by a local vending company which is charging lower prices than Host.  Georgia Pacific moved out of the building in Norwalk to another location.  We do not believe that the loss of these contracts will have a material adverse effect on our operations.

Lindley Food Service

            Our Lindley subsidiary has numerous “meals-on-wheels” and congregate feeding accounts, the largest of which are in New Haven, Bridgeport and Waterbury, Connecticut, Muncie, Indiana and Everett, Massachusetts.  Lindley provides school breakfasts and lunches for the New Haven, Bridgeport and Waterbury public schools.  During July and August 2003, Lindley provided breakfasts and lunches for the Hartford and Boston summer food programs.  Lindley was also awarded the contract with the Boston public schools to provide emergency replacement meals for breakfast and sandwich items.  The above referenced contract was awarded to Lindley after it had been the successful bidder for this business.  Most of Lindley’s contracts are secured in this manner because the majority of its business is with governmental agencies.  During the year, Lindley was also awarded the following elderly feeding programs:

•	WestMass Elder Care in Holyoke, MA—one year contract

•	Suburban Boston Consortium in Everett, MA—six month contract extension

•	Sugar and Spice/MOW ETC., Merriday Montessori/MOW ETC and Community Care for the Elderly/MOW ETC—one year contracts

•	Catholic Charities, Family Services, The Salvation Army of Bridgeport of Bridgeport and New Opportunities of Waterbury, Inc.—one year contracts

•	Holyoke, MA, Hartford, CT and Waterbury, CT—2004 summer food programs for six weeks beginning in July 2004 and ending in August 2004

            Lindley is currently involved in bids for numerous other “meals-on-wheels,” head-start and shelf stable meals contracts in various states and intends to continue to aggressively pursue this type of business.  Lindley was recently awarded three year contracts beginning on October 1, 2004 for the Suburban Boston Consortium and Northeast Massachusetts Consortium of Elder Nutrition Programs.

SelectForce

            The majority of SelectForce’s revenues are from sales to customers in the health care or temporary employment industries.  Other customers include commercial businesses, schools and contractors who seek employment and drug screening services.  Some of our more recognized customers include Manpower, Inc. and Great Plains Coca Cola, Inc.  Such clients are representative of SelectForce’s client base, although many of SelectForce’s clients do not have such widespread name recognition.

GlobalNet

     GlobalNet’s management has developed relationships with restaurant, retail and commercial chains.  GlobalNet recently installed its EnergyNSync (“ENS”) MotorMasterPlus product at a test site for a national restaurant chain at one of its stores outside of Boston.  It has also signed a contract to install its ENS MotorMasterPlus, LightMasterPlus and FanSaver at two Kansas City Sonic Restaurants owned by the Zahn Corporation, which operates twenty-five Sonic Restaurants along with other interests, in the southwest area.  In addition, it has been in discussions to install test sites at one of the properties of a national REIT in the Boston area, a large liquor warehouse in Dallas, a large university also located in Texas and a supermarket chain located in the northwest region of the country.  GlobalNet installs these test sites at no cost if the customer has the potential for a large number of installations.  At the end of the test period, GlobalNet will receive payment for the test site if the customer decides to go forward with a commitment for additional locations.  If no commitment is given, GlobalNet removes the equipment from the test site.

            GlobalNet has been approved as an aggregator in the state of Texas and is in the process of seeking similar approval in several other states.  As a registered aggregator, GlobalNet is authorized to act as an electricity buyer’s agent and can join two or more customers into a single purchasing unit to negotiate the purchase of electricity on behalf of a customer group.  Several utility companies have voiced an interest in promoting our products to their business and residential clients.

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

Competition

Host Business Dining and Lindley Food Service

            We encounter significant competition locally and nationally in the contract food service market.  Food service companies compete for clients on the basis of:

•	quality and service standards,

•	local economic conditions,

•	innovative approaches to food service facility design, and

•	maximization of sales and price (including the making of loans, advances and investments in client facilities and equipment).

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

GlobalNet

            There are currently a number of products on the market that directly or indirectly compete with the EnergyNSync products.  Many of these products are offered by companies that are larger and better financed.  However, GlobalNet believes that although energy saving technology currently exists, its product is the only one capable of controlling, monitoring and saving energy, all in one product.  Our product also is capable of providing real-time variability of savings levels, alarm capabilities and operational control at offsite locations.

            GlobalNet believes that our EnergyNSync (“ENS”) MotorMasterPlus and LightMasterPlus products have certain qualities and advantages over those sold by our competitors.  Our equipment processor is digital, which is faster, more compact and more efficient than our competitors’ analog processors.  The installation of our equipment is less invasive and creates less of a disruption to a customer’s operation than that of our competition.  Our equipment can generate power savings during the entire running time of a motor while we believe many of our competitors’ products can only save power during a motor’s down time.  Another advantage of our equipment is that it can provide continuous savings without affecting any mechanical changes to the way the motors were designed.

Government Regulation

General

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

Energy Management

            New government regulations, through The Energy Policy Act of 1992 ("EPACT"), are changing the competitive environment in the electric generation and AC motor industries. EPACT has brought sweeping changes to the electric industry. These changes include allowing for direct  competition among wholesale power suppliers and mandating use of more efficient electric motors.  In the U.S., electric volatility is already high relative to other industrial economies. While many formerly state-owned electric utilities are becoming independent business entities through deregulation, the regulation of the electric industry remains high.  AC motor manufacturers are being forced to comply with more stringent environmental performance requirements to make motors more efficient. These requirements put added pressure on smaller companies who do not have the research and development resources of larger competitors.  State and Federal agencies are demanding the reduction of usage, while offering tax and product purchase incentives and allowances to customers that meet certain saving criteria.

Employees

            As of June 30, 2004, Host Business Dining had 182 full-time employees and 20 part-time employees employed for special occasions and seasonal busy times.  Our Lindley subsidiary had 130 full-time employees and 32 part-time employees.  Our SelectForce subsidiary had 9 full-time employees and 1 part-time employee.  Our GlobalNet subsidiary had 12 full-time employees and 1 part-time employee.  None of our employees are represented by a union.

Risk Factors

            The risks described below are the material risks associated with our business.  Other information, including our consolidated financial statements and the related notes, detail other risks affecting our business.  If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

Risks Related to Host Generally

Any acquisitions that we undertake could be difficult to integrate and could disrupt our business, dilute shareholder value and adversely affect our operations.

            A component of Host’s strategy is to pursue acquisitions of other businesses.  There can be no assurance, however, that Host will be able to identify, negotiate and consummate acquisitions or that acquired businesses can be operated profitably or integrated successfully into Host’s food service operations or other operating segments.  In addition, acquisitions by Host are subject to various risks generally associated with the acquisition of businesses, including the financial impact of expenses associated with the integration of acquired businesses.  There can be no assurance that

Host’s historic or future acquisitions will not have an adverse impact on Host’s business, financial condition or results of operations.  If suitable opportunities arise, Host anticipates that it would finance future acquisitions through available cash, bank lines of credit or through additional debt or equity financing.  There can be no assurance that such debt or equity financing would be available to Host on acceptable terms when, and if, suitable strategic opportunities arise.  If Host were to consummate one or more significant acquisitions in which part or all of the consideration consisted of equity, shareholders of Host could suffer a significant dilution of their interests in Host.

Government regulations could adversely affect our business.

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

            Host’s current officers, directors and family members beneficially own approximately 42% of the total voting stock outstanding, including options and warrants for common stock such individuals may have the right to exercise.  Host’s articles of incorporation do not authorize cumulative voting in the election of directors and as a result, Host’s officers and directors currently are, and in the foreseeable future will continue to be, in a position to have a significant impact on the outcome of substantially all matters on which shareholders are entitled to vote, including the election of directors.  In addition, based on the large number of shares currently owned by management, any sales of significant amounts of shares by Host’s officers and directors, or the prospect of such sales, could adversely affect the market price of Host’s common stock.  These individuals, if and when they sell their shares, are subject to the volume limitations imposed by Rule 144 with respect to sales by affiliates.

We do not anticipate payment of dividends and shareholders are wholly dependent upon the market for the common stock to realize economic benefit.

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

Historically our stock price has been volatile, which may make it more difficult to resell shares at prices that are attractive.

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

Risks Relating to Host’s and Lindley’s Food Service Operations

Host’s success depends on its ability to retain and renew existing client contracts.

            Host’s success depends on its ability to retain and renew existing client contracts and to obtain and successfully negotiate new client contracts.  Certain of Host Business Dining’s corporate dining contracts representing approximately 25% of Host’s consolidated annual sales are from two major customers.  There can be no assurance that Host will be able to retain and renew existing client contracts or obtain new contracts or that such contracts will be profitable.  Host’s failure to retain and renew existing contracts or obtain new contracts could have a material adverse effect on Host’s business, financial condition and results of operations.

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

Lindley’s fixed-price contracts subject us to market risks and uncertainties.

            Approximately 95% of Lindley’s food service contracts are fixed-price contacts, meaning that the contract price is fixed for the term of the contract, which generally ranges from 1 to 5 years depending on the customer.  While the contracts usually provide for marginal cost of living increases and are cancelable by either party upon proper notice, any unforeseen rise in food prices or labor and related costs will reduce our profit margins and have an adverse effect on our results of operations.  Prior to bidding on a fixed-price contract, we attempt to factor in variables including rising food costs and labor and related expenses over the term of the contract however, it is difficult to predict what these costs will be, especially for contract terms that range from 1 to 5 years.  Any shortfalls resulting from the risks associated with fixed-price contracts will reduce our working capital.

Host depends upon its key personnel and may experience difficulty attracting and retaining key employees.

            Host’s future success depends to a significant extent on the efforts and abilities of its executive officers, Geoffrey W. Ramsey and David J. Murphy and the services of Lindley’s executive officers, Gilbert Rossomando and Mark Cerreta.  Although Host has employment agreements with these individuals, the loss of the services of these individuals could have a material adverse effect on Host’s business, financial condition and results of operations.  Host believes that its future success also will depend significantly upon its ability to attract, motivate and retain additional highly skilled managerial personnel.  Competition for such personnel is intense, and there can be no assurance that Host will be successful in attracting, assimilating and retaining the personnel it requires to grow and operate profitably.  Host obtained a $1,000,000 key man life insurance policy on Messrs. Ramsey, Murphy, Rossomando and Cerreta of which Host is the beneficiary.

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

Risks Relating to SelectForces’s Pre-Employment Screening Operations

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

SelectForce is dependent on its access to government records, which could be limited or prevented by various government regulations.

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

            SelectForce’s future success depends to a significant extent on the efforts and abilities of its President, Tammi Didlot.  Although SelectForce has an employment agreement with Ms. Didlot, the loss of the services of Ms. Didlot could have a material adverse effect on SelectForce’s business, financial condition and results of operations.

Risks Relating to GlobalNet’s Operations

GlobalNet has a limited operating history upon which to evaluate its potential for future success.

            GlobalNet was formed on May 16, 2002 and we acquired the company on December 23, 2003.  To date, GlobalNet has generated only limited revenues from the sale of its products and does not expect to generate significant revenues until it can sell a significantly larger number of its products.  Accordingly, GlobalNet has only a limited operating history to use as a basis to evaluate its business and prospects.  The likelihood of its success must be considered in light of the risks and uncertainties frequently encountered by development stage companies in an evolving market.  If GlobalNet is unsuccessful in addressing these risks and uncertainties, its business will be materially harmed.

GlobalNet has incurred significant operating losses since inception and may not achieve or sustain profitability in the future.

            GlobalNet has incurred substantial net losses since it commenced operations in May 2002.  GlobalNet must overcome significant sales and marketing challenges to sell large quantities of its products.  In addition, GlobalNet may be required to reduce the prices of its products in order to increase sales.  If GlobalNet reduces product prices, GlobalNet may not be able to decrease product costs sufficiently to achieve acceptable profit margins and remain in compliance with the terms of its license/distribution agreement with EnergyNSync, Inc.  As GlobalNet strives to grow its business, GlobalNet expects to spend significant funds (1) for general corporate purposes, including working capital, marketing, recruiting and hiring additional personnel; and (2) for research and development of new products. To the extent that its revenues do not increase as quickly as these costs and expenditures, its results of operations and liquidity could be materially adversely affected.  If GlobalNet experiences slower than anticipated revenue growth or if its operating expenses exceed its expectations, GlobalNet may not achieve profitability.  Even if GlobalNet achieves profitability in the future, GlobalNet may not be able to sustain it.

GlobalNet has a license/distribution agreement with respect to the EnergyNSync products and its ability to sell its products may be adversely impacted if the agreement expires or is terminated.

            GlobalNet has entered into a license/distribution agreement with EnergyNSync, an affiliated entity. Pursuant to the terms of the agreement, GlobalNet has been granted the exclusive United States rights to sell EnergyNSync products for an indefinite period, contingent on GlobalNet achieving minimum dollar volume purchase requirements.  However, the exclusive rights that GlobalNet received may not have any value in the United States where EnergyNSync does not have or does not obtain protectable rights.  In addition, the license/distribution agreement may be terminated if GlobalNet fails to satisfy its dollar volume purchase requirements.  If this agreement is terminated, it could impact its ability to sell products in the United States.

A decrease in electric retail rates could lessen demand for our EnergyNSync products.

            The EnergyNSync products have the greatest profit potential in areas where commercial electric rates are relatively high.  However, retail electric rates for commercial establishments in the United States may not remain at their current high levels.  Due to a potential overbuilding of power generating stations throughout certain regions of the United States, wholesale power prices may decrease in the future.  Because the price of commercial retail electric power is largely attributed to the wholesale cost of power, it is reasonable to expect that commercial retail rates may decrease as well.  In addition, much of the wholesale costs of power are directly related to the price of certain fuels, such as natural gas, oil and coal.  If the prices of these fuels decrease, the prices of the wholesale cost of power may also decrease.   This could result in lower electric retail rates and reduced demand for energy saving devices such as the EnergyNSync products.

If GlobalNet is not able to protect its intellectual property rights against infringement or others obtain intellectual property rights relating to similar energy management technology, GlobalNet could lose its competitive advantage in the energy management market.

            GlobalNet regards intellectual property rights, such as licenses, trademarks, copyrights and trade secrets, as important to its success.  Although GlobalNet will enter into confidentiality agreements with its employees and consultants, the steps GlobalNet has or will take to protect its intellectual property rights, if any, may not be adequate.  Third parties may infringe or misappropriate claimed intellectual property rights or GlobalNet may not be able to detect unauthorized use and take appropriate steps to enforce its rights.  Failure to take appropriate protective steps could materially adversely affect its competitive advantage in the energy management market.  Furthermore, its agreement to use the EnergyNSync products may have little or no value if EnergyNSync’s intellectual property is not valid.  In addition, patents held by third parties, if any, may limit its ability to sell or otherwise commercialize products and could result in the assertion of claims of patent infringement.  If that were to happen, GlobalNet could try to modify its products to be non-infringing, but GlobalNet might not be successful or such modifications might not avoid infringing on the intellectual property rights of third parties.

            Claims of patent infringement against GlobalNet, regardless of merit, could result in the expenditure of significant financial and managerial resources.  GlobalNet may be forced to seek to enter into new distribution agreements with third parties (other than EnergyNSync) to resolve claims of infringement by its products of the intellectual property rights of third parties.  These agreements may not be available on acceptable terms or at all.  The failure to obtain such licenses on acceptable terms could have a negative effect on its business.

The loss of key personnel may harm GlobalNet’s ability to obtain and retain customers, manage its rapid growth and compete effectively.

            GlobalNet’s future success will depend significantly upon the continued contributions of certain members of its senior management, who are critical to obtaining and retaining customers, managing GlobalNet’s growth and the future development of its concept.  GlobalNet’s future success will also depend upon its ability to attract and retain highly qualified technical, operating and marketing personnel.  GlobalNet believes that there is intense competition for qualified personnel in the energy management industry.  If GlobalNet cannot hire, train and retain qualified personnel or if a significant number of its current employees depart, GlobalNet may be unable to successfully market its product.

If GlobalNet’s EnergyNSync products do not achieve or sustain market acceptance, GlobalNet’s ability to compete will be adversely affected.

            To date, GlobalNet has not sold its products in very large quantities and it is possible a sufficient market may not develop.  Significant marketing will be required in order to establish a sufficient market for the EnergyNSync products.  The technology underlying these products may not become a preferred technology to address the energy management needs of GlobalNet’s customers and potential customers.  Failure to successfully develop and market products on a timely and cost-effective basis could have a material adverse effect on GlobalNet’s ability to compete in the energy management market.

Failure to meet customers’ expectations or deliver expected technical performance could result in losses and negative publicity.

            Customer contracts will involve the installation of energy management equipment that GlobalNet sells and installs to help its clients reduce energy/power consumption.  GlobalNet relies on outside contractors to assist in the installation of its products.  Any defects in this equipment and/or its installation or any other failure to meet customers’ expectations could result in:

•	delayed or lost revenues due to adverse customer reaction,

•	requirements to provide additional products and/or services to a customer at no charge,

•	negative publicity regarding GlobalNet and its products, which could adversely affect our ability to attract or retain customers, and

•	claims for substantial damage against GlobalNet, regardless of its responsibility for such failure.

If sufficient additional funding is not available to GlobalNet, the commercialization of GlobalNet’s products and its ability to grow may be hindered.

            GlobalNet’s operations have not generated positive cash flow since its inception in 2002.  GlobalNet has primarily funded its operations through proceeds from related parties’ notes and advances.  GlobalNet’s ability to continue to operate until cash flow turns positive may depend on Host’s ability to continue to raise funds through debt or equity financing.  If Host is not successful in raising additional funds, GlobalNet might have to significantly scale back or delay its growth plans, or possibly cease operations altogether.  Any reduction or delay in GlobalNet’s growth plans could have a material adverse affect on its ability to compete in the marketplace, take advantage of business opportunities and develop or enhance its products.

Failure to effectively market GlobalNet’s energy management products could impair its ability to sell large quantities of these products.

            One of the challenges GlobalNet faces in commercializing its energy management products is demonstrating the advantages of its products over more traditional products and competitive products.  As GlobalNet grows, GlobalNet will need to further develop its marketing and sales force.  In addition to its internal sales force, GlobalNet relies on third parties to market and sell its products.  GlobalNet currently maintains a number of relationships with third parties regarding the marketing and distribution of its EnergyNSync products and is dependent upon the efforts of these third parties in marketing and selling these products.  Maintenance of these relationships is based primarily on an ongoing mutual business opportunity and a good overall working relationship.  The current contracts associated with certain of these relationships allow the distributors to terminate the relationship upon 30 days written notice.  Without these relationships, its ability to market and sell the EnergyNSync products could be harmed and GlobalNet may need to divert even more resources to increasing its internal sales force.  If GlobalNet is unable to expand its internal sales force and maintain its third party marketing relationships, its ability to generate significant revenues could be seriously harmed.

Item 2.            DESCRIPTION OF PROPERTIES.

            Our corporate offices are located at Two Broadway, Hamden, Connecticut 06518.  Our telephone number is (203) 248-4100.  Lindley’s corporate offices are located at 201 Wallace Street, New Haven, Connecticut 06511.  SelectForce’s corporate offices are located at 200 N.W. 66th Street, Suite 972, Oklahoma City, Oklahoma 73116.  GlobalNet’s corporate offices are located at 1840 Hutton Drive, Suite 130, Carrollton, Texas 75006.

            We lease our Hamden offices under the terms of a month-to-month lease agreement, with a monthly payment of $3,335.  We also maintain food service facilities at a number of locations throughout the northeast pursuant to our contracts with building owners.  Lindley leases its office and food processing facility in New Haven, Connecticut pursuant to a five (5) year lease which commenced on April 1, 2000, with a monthly payment of $11,075.  Lindley leases its Bridgeport facility from Messrs. Cerreta and Rossomando, paying Messrs. Cerreta and Rossomando $3,000 per month (see Note 16).  We believe this lease is on terms competitive with other similar facilities in Bridgeport, Connecticut.  Lindley also has a five (5) year lease for its Everett, MA facility which began on March 7, 2003 and a three (3) year lease that commenced on July 1, 2002, for its location in Muncie, IN.  The monthly rental charges are $9,583 for Everett, MA and $3,100 for Muncie, IN.  We lease our SelectForce facility in Oklahoma City, Oklahoma pursuant to the terms of a five (5) year lease agreement that commenced on July 1, 2002, with a monthly payment of $3,728.  We lease our GlobalNet executive offices in Carrollton, Texas pursuant to the terms of a three-year lease agreement that commenced on September 15, 2003, with a monthly payment of $6,666.

Item 3.            LEGAL PROCEEDINGS.

            Sherwin v. Host America Corp., Geoffrey Ramsey, et al., Case No. 04CC08892  (Superior Court, Riverside County, California):    Ralph Sherwin and Blaine Sherwin, former employees of Host, filed suit on August 25, 2004, against Host, GlobalNet, Geoffrey Ramsey, Roger Lockhart, Eric Barger, and Ronald Sparks.  The complaint claims that Host breached written employment agreements with the Sherwins when it terminated such agreements;  that Host allegedly breached a written contract to purchase from the Sherwins the exclusive right to manufacture, market, distribute, and sell a product known as the “Fansaver” in exchange for Host common stock and the three-year employment agreements;  and that Host and GlobalNet allegedly engaged in securities fraud, fraud and deceit, and unfair competition in the transaction with the Sherwins.  The Sherwins seek damages of at least $250,000 each.   There are several significant factual and legal issues concerning this lawsuit, including whether the courts of California have jurisdiction over the dispute, whether the arbitration provision in the employment agreements is the exclusive remedy for the employment claims, and whether the parties ever agreed to an enforceable contract to purchase the rights to the Fansaver in exchange for Host common stock.  Host intends to vigorously defend this action and believes it is too early to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss.  As of the filing of this report, Host has not yet filed an Answer to this Complaint.

            In addition, as with most business, there exists routine litigation incidental to our business, none of which is anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows.

Item 4.            SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

            No matters were submitted during our fourth quarter of the fiscal year covered by this report to a vote of our shareholders.

PART II

Item 5.            MARKET PRICE FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

            Our common stock is quoted on the NASDAQ Small Cap Market System under the symbol “CAFE”.  The following table sets forth the range of high and low closing sales prices for the last two fiscal years and for each period indicated.

	2004		2003
	High	Low	High	Low
First Quarter	$6.47	$1.60	$3.00	$2.07
Second Quarter	$8.80	$5.53	$2.31	$1.30
Third Quarter	$8.72	$5.53	$3.07	$1.81
Fourth Quarter	$6.86	$4.64	$2.45	$1.70

            Our warrants to purchase common stock are quoted on the NASDAQ Small Cap Market System under the symbol “CAFEW”.  The following table sets forth the range of high and low closing sales prices for the last two fiscal years and for each period indicated.

	2004		2003
	High	Low	High	Low
First Quarter	$2.00	$0.30	$0.55	$0.20
Second Quarter	$3.40	$1.62	$0.35	$0.17
Third Quarter	$3.38	$1.55	$0.38	$0.25
Fourth Quarter	$2.11	$0.85	$0.48	$0.20

            We had approximately 1,375 shareholders of record as of September 13, 2004.  We have not declared or paid any cash dividends on our common stock and presently intend to retain future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

            The following table sets forth certain information concerning all equity compensation plans previously approved by shareholders and all equity compensation plans not previously approved by shareholders as of June 30, 2004.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	165,000 (1) 457,250 (2) 396,400 (3)	$3.15 $2.42 $7.24	0 0 103,600
Equity compensation plans not approved by shareholders	12,000 (4)	$5.00	0

Total	1,030,650	$4.42	103,600

(1)	Issued under the Host America Corporation 1998 Stock Option Plan
(2)	Issued under the Host America Corporation 2000 Stock Option Plan
(3)	Issued under the Host America Corporation 2003 Stock Option Plan
(4)	Issued to executive officers and directors in August 1997.

Recent Sales of Unregistered Securities

            During our fiscal year ended June 30, 2004, we issued the following securities in private transactions pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended:

Transaction Date
	Amount of Securities Sold	Name of Underwriter or Placement Agent	Consideration Received	Persons or Class of Persons to Whom the Securities Were Sold	Exemptions from Registration Claimed

8/11/03	266,667 shares of Series B Convertible Preferred Stock (1)	None	$400,000	One accredited investor	Rule 506 of Regulation D of the Securities Act of 1933, as amended
10/1/03 – 12/19/03	500,000 shares of common stock (2)	View Trade Securities, Inc.	$2,500,000	Limited number of private purchasers	Rule 506 of Regulation D of the Securities Act of 1933, as amended
12/23/03	550,000 shares of common stock	None	(3)	Shareholders of GlobalNet Energy Investors, Inc.	Rule 506 of Regulation D of the Securities Act of 1933, as amended
1/12/04 – 5/27/04	$2,000,000 in 7.5% unsecured promissory notes and warrants (4)	View Trade Securities, Inc.	$2,000,000	Limited number of private purchasers	Rule 506 of Regulation D of the Securities Act of 1933, as amended
6/25/04	Convertible Term Note A, Note B and warrant (5)	H.C. Wainwright & Co., Inc.	$8,000,000	One accredited investor	Rule 506 of Regulation D of the Securities Act of 1933, as amended

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

(2)

Host privately placed 500,000 shares of common stock at $5.00 per share with a total of 24 accredited investors.  The shares were offered and sold on a best efforts basis by View Trade Securities, Inc., a licensed NASD broker-dealer and officers and directors of Host.  Host paid View Trade Securities a commission of 10% of the gross proceeds from the units sold by it (commission payments totaled $242,500).  In addition, for every 10 shares of common stock sold, View Trade or its agent received one warrant to purchase one share of common stock at $5.50 per share (48,500 total warrants were issued), exercisable for a period of 5 years.  Roger Lockhart, a registered representative of View Trade Securities, Inc., is a major shareholder of Host.  Officers and directors did not receive any commission or other remuneration for shares sold by them.

(3)	The shares of common stock were issued to the 12 shareholders of GlobalNet pursuant to the merger agreement between Host and GlobalNet dated December 2, 2003.

-30-
(4)

Host privately placed 80 units, each unit consisting of one 7.5% unsecured promissory note in the amount of $25,000 due January 31, 2009 and one warrant to purchase 7,500 shares of common stock.  The offering price was $25,000 per unit.  The warrants are exercisable from December 31, 2004 to January 31, 2009 at an exercise price of $10.00.  The units were offered and sold on a best efforts basis by View Trade Securities, Inc., a licensed NASD broker-dealer and officers and directors of Host.  Host paid View Trade Securities a commission of 10% of the gross proceeds from the units sold by it (commission payments totaled $192,500).  In addition, for every unit sold, View Trade or its agent received one warrant to purchase 750 shares of common stock at $10.00 per share (57,750 total warrants were issued) , exercisable for a period of 5 years.  Roger Lockhart, a registered representative of View Trade Securities, Inc., is a major shareholder of Host. Officers and directors of Host did not receive any commission or other remuneration for units sold by them.  Of the 80 units sold, officers, directors and affiliates, including Mr. Lockhart, purchased a total of 6 units for a purchase price of $150,000.

(5)

Host privately placed with one accredited investor (i) a Secured Convertible Term Note A in the aggregate principal amount of $4,000,000 which note is convertible into 795,260 shares of our common stock at $5.03 per share; (ii) a Secured Convertible Term Note B in the aggregate principal amount of $4,000,000 which note is convertible into 730,194 shares of our common stock at $5.48 per share; and (iii) a common stock purchase warrant for 450,000 shares of our common stock exercisable for a 10-year period at conversion prices of 300,000 shares at $5.98 and 150,000 shares at $6.23.  In connection with the transaction, we paid fees of 10% of the total gross proceeds as follows:  Laurus Master Fund, Inc., the accredited investor, received $280,000 and H.C. Wainwright & Co., Inc., the placement agent, received $520,000.  In addition, H.C. Wainwright is entitled to receive warrants to purchase 197,516 shares of Host common stock at a weighted average exercise price of $5.43 per share and are exercisable for a period of five years, unless otherwise extended by Host.

Item 6.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            The following review should be read in conjunction with the consolidated financial statements and notes thereto.

Cautionary Statement Regarding Forward Looking Information

            This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our businesses and our future results of operations, market conditions in our industry segments, our ability to make and integrate acquisitions and the impact of government regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control.  Actual results could differ materially from these forward-looking statements as a result of, among other things:  our ability to retain and renew customer contracts; our need to finance clients’ equipment and initial start-up costs; our dependence on building owners’ ability to retain clients; fluctuations in food costs; uncertainties in the competitive bidding process; our dependence on key personnel; intense competition in the industry segments in which we operate on a local and national level; and the integration and success of our newly acquired GlobalNet subsidiary and GlobalNet’s ability to satisfy the terms of its license/distribution agreement with EnergyNSync.

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

Executive Summary

            Host is an outsource provider of food service management, energy management conservation and pre-employment background screening.  Host integrates the services of its four operating divisions: Host America Business Dining, Lindley Food Service Corporation, GlobalNet Energy Investors, Inc and SelectForce, Inc.  The profile of each division shares similarities in that each is strong in entrepreneurial management, each can operate with the same client base and each company’s products and services can function synergistically with one another.

            In 2000, Host started building an organization that provided solutions to the needs of large businesses and institutions well into the 21st century.  The four Host operating divisions either have locations or clients in the following states:  Arkansas, Colorado, Connecticut, Florida, Indiana, Kansas, Massachusetts, Missouri, New Hampshire, New Jersey, New Mexico, New York, Oklahoma, Rhode Island and Texas.

            Host utilizes sophisticated technologies in its management services and energy conservation software products and systems. These products and systems enable us to design solutions to problems and develop cost reduction answers for building owners and managers.  Host employs a professional sales and marketing force that services both national and individual accounts and is headed up by a management team that has many years experience in food service, energy conservation management and prescreening services.

Results of Operations

For the Year Ended June 30, 2004 (“2004 period”) vs. the Year Ended June 30, 2003 (“2003 period”)

            Net revenues for the fiscal year ended June 30, 2004 were $26,827,497 as compared to $25,198,585 for the year ended June 30, 2003.  Accordingly, revenues increased $1,628,912 or approximately 6%.  The increase in net revenues was primarily attributable to an increase in Host business dining revenues of $1,265,581.  The business dining improvement was attributable to the opening of several business dining units during 2004 and an increase in client catering.  SelectForce had sales of $1,884,082 in the 2004 period as compared to $1,757,905 in 2003, an increase of $126,177.  The SelectForce revenue increase was generated by the addition of new clients, an improvement in drug screening revenues and an increase in demand from existing accounts due to the improving economy.  Lindley had a revenue increase of $178,824, primarily due to the Florida and Massachusetts locations which it only operated for a short period of time during fiscal 2003.  The increase in Lindley revenue generated by these locations was mostly offset by the loss of several accounts in Connecticut and the closing of its shelf stable meal operation in Texas in December 2002.  Lindley decided to close the Texas location due to its low margins and operating losses.  The majority of Lindley’s work is done on a contract basis with terms ranging from one to five years—the summer food programs are as short as eight weeks.  Most contracts are secured through a competitive bidding process.  Price alone is not the only determining factor for the awarding of these contracts—food quality, service and other factors may also enter into the decision making process.  Lindley was the successful bidder on the Florida contract and was approached by the Massachusetts agency after the incumbent food service provider had given notice that it no longer wanted the business.  Lindley successfully negotiated with the Massachusetts agency and was awarded the contract on an emergency basis for one year and subsequently, received a six month extension.  During the six month extension period, Lindley was the successful bidder and has been awarded a three year contract by this agency. Lindley was also recently named the successful bidder on another Massachusetts agency’s senior feeding program and will operate both of these contracts out of the same facility.  The business Lindley lost in Connecticut was due to the fact that it was unsuccessful in the competitive bidding process for the renewal of these contracts.  Due to the fact that most of Lindley’s business is awarded as a result of this competitive bidding process, Lindley cannot predict if it will be successful in securing new contracts or renewing existing ones.  The balance of the overall revenue increase was generated by GlobalNet, which had sales of $58,330 for the 2004 period.  Host expects to increase its revenues during the next fiscal year through the addition of more corporate dining accounts, aggressive marketing of its elderly feeding programs and employment screening services and the anticipated growth of GlobalNet.

            Total operating costs and expenses were $31,201,561 for the 2004 period as compared to $25,417,054 for the 2003 period, an increase of $5,784,507 or approximately 23%.  The large increase in operating expenses during the 2004 period includes a charge of $3,431,381 for the write-off of GlobalNet acquired in process research and development costs (see, Note 2).  The Company’s cost of revenues represent the cost of food and paper products, labor, employment and drug screening contracted services, electrical products, various business dining unit related costs and the cost of shipping our products to our customers.  Our cost of revenues as a percentage of net sales, was approximately 84% in the 2004 and 2003 periods.  Our food service operations did not experience any significant price increases in food and paper products purchases and we expect this trend to continue; however, we cannot predict if any weather conditions or other factors will have a significant impact on future food supplies and prices.  Our SelectForce subsidiary’s cost of revenues were approximately 70% in the 2004 and 2003 periods.  Since GlobalNet is in its developmental stages, and did not generate any significant sales, its cost of revenues did not have a material impact on consolidated cost of revenues.

            Selling, general and administrative expenses consist primarily of management and clerical salaries, legal, accounting and other professional fees, liability insurance, facility rental, repairs, maintenance, utilities, commissions and various other costs.  Selling, general and administrative expenses were $4,765,723 in the 2004 period as compared to $3,760,975 during 2003, an increase of $1,004,748 or approximately 27%.  The large increase is primarily attributable to the GlobalNet acquisition.  The 2004 period incurred $101,880 in research and development costs for the GlobalNet operation (see Note 1).  In addition, there were no goodwill impairment charges in the

2004 period as compared to $121,000 taken in the same period for 2003.  Depreciation and amortization decreased by $3,546 in the 2004 period.

            Interest expense increased by $62,101 for the year ended June 30, 2004 when compared to the 2003 period.  The increase in interest expense is a result of the payment of $234,606 of interest on the subordinated debt which was partially offset by lower interest costs on the bank debt due to the pay off of the term and demand notes on February 13, 2004 (see, Note 7).  Amortization of debt discount on the warrants attached to the subordinated debt, was $107,991 for the 2004 period as compared to $43,400 for the 2003 period.  This increase is a result of the first private placement of subordinated debt for a full year in 2004 as compared to only six months in 2003.  In addition, the Company had a second private placement of subordinated debt in 2004 and incurred amortization charges applicable to the related debt.  We anticipate our interest expense to increase in the future, as a result of amortizing for a full year the debt discount and financing costs associated with the secured private placement and debt financing.

            Host incurred a net loss of $4,919,317, after provision for income taxes of $36,000 for the year ended June 30, 2004, as compared to a net loss of $640,158 for the year ended June 30, 2003.  There was a $38,000 provision for income taxes in the 2003 period.  The large net loss in the 2004 period was primarily a result of the GlobalNet acquisition which incurred a net loss of $4,557,282.  The GlobalNet net loss includes a charge for the write-off of acquired in process research and development costs of $3,431,381 (see, Note 2).  The large net loss during the 2003 period was attributable to the impairment charge of $121,000 and bank and related fees of $261,594.  Host expects to increase its revenues and profitability through the addition of more corporate dining and senior nutrition programs, the continued expansion of its employment and drug screening business, improving cost efficiencies through economies of scale and the anticipated growth of its GlobalNet subsidiary.

Liquidity and Capital Resources

            To date, Host has been dependent on debt and equity financing to fund its operations, product development, working capital and acquisitions.  We anticipate this trend to continue during the upcoming fiscal year.   If Host is unsuccessful in its efforts to secure additional debt or equity financing, it could have a material adverse effect upon its ability to fund future acquisitions and operations.

            Host’s liquidity as evidenced by its current ratio has increased. The current ratio at June 30, 2004 and June 30, 2003 was 1.92 and 1.16, respectively.  This increase is primarily attributable to the net proceeds received of $7,170,000 from the Laurus Master Fund, Ltd. debt financing, $4,000,000 of which has been placed in a restricted cash account and is classified in other assets in the accompanying consolidated balance sheet as of June 30, 2004.  In addition, during fiscal 2004, we received net proceeds of $2,562,403 from the private placement of 500,000 shares of our common stock and the exercise of various stock options and non-publicly traded warrants.  We also received net proceeds of $1,741,170 from the private placement issuance of subordinated debt and $386,941 in net proceeds from the issuance of the Series B preferred stock.

            Net cash flows for the year ended June 30, 2004 resulted in an increase in cash of $3,316,673, which was primarily attributable to the proceeds received from the Laurus Master Funds debt financing, the issuance of the subordinated notes and the sale of preferred and common stock, net of equipment purchases, acquisition and patents costs, debt reduction and cash used in operating activities.  Operating activities resulted in a net cash outflow of $2,081,252.  This was primarily the result of the large net operating loss and a net decrease in Host’s operating assets and liabilities which was partly offset by non-cash charges to depreciation, amortization, GlobalNet acquired research and development costs and amortization of debt discount on private placement warrants. Net cash used in investing activities of $4,626,534 was primarily attributable to the placement of $4,000,000 from Note B of the Laurus Master Funds financing into a restricted cash account, equipment purchases, issuance of note receivable to a related party, the GlobalNet acquisition costs, net of cash received and the purchase of the Fan Savers’ patents.  Host’s financing activities resulted in a net cash inflow of $10,024,459 as a result of the Laurus Master Fund Ltd. debt financing and the common, preferred stock and subordinated debt proceeds, net of principal payments on long-term debt.

            As discussed in Note 9 to the accompanying notes to the consolidated financial statements, with regard to the term loan obtained by Host in connection with the acquisition of Lindley, Host entered into an interest rate swap agreement on July 31, 2000 effectively replacing variable interest payments (LIBOR + 2.5%) with fixed interest payments (9.77%) in order to hedge against the changes in the amount of future cash flows associated with payments on variable rate debt.  On August 5, 2003, we paid the bank $18,083 to unwind the swap agreement pursuant to the July 31, 2003 Modification and Reaffirmation Agreement.

            On February 13, 2004, Host paid in full the balances due of $983,778 and $324,889 on its term and demand note obligations, respectively, plus accrued interest of $2,327 (see, Note 7).  Host utilized a substantial portion of the net proceeds from the issuance of subordinated promissory notes to liquidate its debt obligations with the bank.

            On August 5, 2003, the Board of Directors of Host authorized and approved the designation, issuance and sale of series B convertible preferred stock (the “series B stock”), a newly-created series of Host’s preferred stock. On August 11, 2003, Host privately offered and sold 266,667 shares of the series B stock to an individual investor for an aggregate purchase price of $400,000, or $1.50 per share.  The series B stock has various preferences and conversion rights, including the right to receive a cumulative distribution at the rate of 8% per share per annum, payable semi-annually on or before the last day of Host’s fiscal quarters ending December 31 and June 30. Accordingly, Host recorded a $28,800 dividend liability in accrued expense which has been reflected as an increase to the accumulated deficit during the fiscal year ended June 30, 2004.  Furthermore, the series B stock is convertible for a period of 5 years from the issue date into shares of Host’s common stock according to the conversion ratio set forth in the Articles of Amendment to the Articles of Incorporation of Host, which were filed with the Colorado Secretary of State on August 11, 2003.  The Articles of Amendment also set forth other preferences, conversion and other rights, voting powers, limitations as to distributions and qualifications of the series B stock.  The difference between the purchase price and fair value of the common stock into which the preferred stock is convertible of $533,334 is a beneficial conversion feature that is analogous to a dividend on the series B stock and therefore has been reflected as an increase to the accumulated deficit and additional paid-in capital and an increase in the net loss applicable to common stockholders during the fiscal year ended June 30, 2004.

            Host issued 77,750 shares of common stock for options exercised during the fiscal year ended June 30, 2004.  We received $167,206 in gross proceeds from these options, which were exercised at various prices ranging from $2.00 to $2.69 per share.

            We issued 46,240 shares of common stock in connection with the exercise of non-publicly traded warrants during the fiscal year ended June 30, 2004.  We received $179,980 in gross proceeds from these warrants, which were exercised at $2.00 and $5.50 per share.

            On October 1, 2003 we commenced a private placement offering of 500,000 shares of our common stock at a purchase price of $5.00 per share.  The shares were offered and sold on a best efforts basis by officers and directors of Host and by a licensed NASD broker-dealer (“Selling Agent”).  Host paid the Selling Agent a commission of 10% of the gross proceeds from the shares it sold.  In addition, for every ten shares of common stock sold, the Selling Agent received one warrant to purchase one share of Host common stock at $5.50 per share, exercisable for a period of five years.  The Selling Agent received 48,500 warrants based on the 485,000 shares of stock it sold.  A registered representative of the Selling Agent is a major shareholder of Host.  Officers and directors of Host also offered and sold shares but no commissions or other remuneration were paid to these individuals.  We placed all 500,000 shares of the private placement with twenty-four accredited investors and received $2,500,000 in gross proceeds from the offering.  We paid $242,500 to the Selling Agent for commissions in connection with the 485,000 shares that were sold by the Selling Agent.  The Company also incurred other expenses in connection with this offering of $42,283.

            On January 8, 2004, the Company commenced a private placement offering of $2,000,000 or eighty units at $25,000 per unit.  We received $2,000,000 in gross proceeds from this offering.  Each unit consisted of one 7.5% unsecured promissory note in the amount of $25,000 due January 31, 2009 and 7,500 warrants to purchase Host’s common stock at an exercise price of $10.00 per share, exercisable from December 31, 2004 until January 31, 2009.  Interest will accrue from the date of issuance, payable semi-annually on June 30 and December 31.  Host is obligated to file an S-3 registration statement to register the shares of common stock underlying the warrants before December 31, 2004.  The units were offered and sold on a “best efforts” basis by officers and directors of Host and by a licensed NASD broker-dealer (“Selling Agent”).  Host paid the Selling Agent a commission of 10% of the gross proceeds from the units sold by it.  A registered representative of the Selling Agent is a major shareholder of Host.  Officers and directors of Host also offered and sold units but no commissions or other remuneration were paid to these individuals.  Host used $1,310,000 of the note proceeds to repay its demand and term notes payable obligations and paid $192,500 to the Selling Agent for commissions in connection with the 77 units that were sold by it.  The Selling Agent also received 57,750 warrants to purchase Host’s common stock at an exercise price of $10.00 per share, exercisable from December 31, 2004 until January 31, 2009.  These notes are subordinate to Host’s borrowings under its Securities Purchase Agreement with the Laurus Master Fund, Ltd.

            On June 23, 2004, Host entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. (“Laurus”).  We issued Laurus a secured convertible term note “A” (the “Note A”) due

June 23, 2007 in the principal amount of $4,000,000.  We also issued Laurus a secured convertible term note “B” (the “Note B”) due June 23, 2007 in the amount of $4,000,000 which has been placed in a restricted cash account under the sole dominion of Laurus.  The restricted cash may be released: as principal is converted into common stock; upon presentation of assets acceptable to Laurus for which Laurus would have a first priority lien; and in an amount up to 50% of gross revenues to be earned from a customer upon delivery of customer contracts/purchase orders satisfactory to Laurus.  In addition, we also issued a ten-year common stock purchase warrant, entitling Laurus to purchase 300,000 and 150,000 shares of common stock at $5.98 and $6.23 per share, respectively.  Host recorded the fair value of the 450,000 warrants issued as original issue discount in the amount of $1,994,000.  This original issue discount will be amortized over the period of the related debt.

            The principal and unpaid interest on Notes A and B are convertible into shares of Host’s common stock, at an initial “Fixed Conversion Price” of $5.03 and $5.48 per share, respectively, if the average closing price of the common stock is greater than 110% of the Fixed Conversion Price for the five (5) trading days immediately preceding the monthly repayment date, provided, that such conversions shall not exceed twenty-five percent (25%) of the aggregate dollar trading volume of the common stock for the twenty-two (22) trading day trading period immediately preceding delivery of a notice of conversion to Host.  Any portion of the monthly principal amount due on a repayment date that is not converted into shares of common stock shall be paid by Host in cash on that date at the rate of 102% of the principal portion due.

            Note A bears interest at the prime rate (as published in The Wall Street Journal), plus 1%, which is subject to reduction if the market price of Host’s common stock exceeds certain designated thresholds.  Note A also provides for monthly principal amortization, commencing on January 1, 2005, of $129,032, plus accrued interest, per month, with the balance payable on the maturity date.  Note B bears interest at 1% until such time as it becomes no longer subject to the restricted account then interest is calculated on the same terms as Note A.  Both notes are for a term of three years and are collateralized by a first lien security interest on all of the assets of Host, including a cash collateral account that was funded with $4,000,000 of the proceeds of Note B and is subject to release to Host as previously indicated above, and a pledge of all shares of Host subsidiaries owned and to be acquired.

            In connection with the transaction, Host paid fees of 10% of the total gross proceeds as follows:  Laurus received $280,000 and H.C. Wainwright & Co., Inc. (“HCW”), the placement agent, received $520,000.  In addition, HCW is entitled to receive warrants to purchase 197,516 shares of the Host’s common stock at a weighted average exercise price of $5.43 per share and are exercisable for a period to expire five years, after the date of issuance, unless otherwise extended by us.  We determined the fair value of these warrants of $707,000 by using the Black-Scholes pricing model (see Note 8) and will amortize the fair value over the period of the related debt using the straight-line method.

            Host business dining does not anticipate making any substantial capital expenditures during the upcoming fiscal year that are not typically reimbursed by its customers.  Initial capital expenditures primarily incurred when a new food service agreement is in its initial start up phase will be financed by cash flows from operations.  On July 1, 2003, Lindley entered into a two-year capital lease agreement for a packaging machine. The packaging machine has already helped to improve efficiency and reduce Lindley’s labor costs.  Lindley was recently awarded another large senior feeding program in the Boston, Massachusetts area which will require three additional trucks and food processing equipment to operate the program.  Lindley expects to fund these equipment requirements through capital leases and installment notes.

            Net cash flows for the year ended June 30, 2003 resulted in a decrease in cash of $74,097, which was primarily attributable to the purchase of property and equipment, and the reduction of accounts payable, accrued expenses and bank debt, net of private placement and equipment proceeds.  Cash flows provided by operations for the year ended June 30, 2003 were $109,650.  The net loss for 2003 was mostly offset by non-cash charges to depreciation, amortization and goodwill impairment.  Cash used in investing activities of $77,562 was a result of equipment purchases of $215,502, net of proceeds from the sale of equipment of $137,940.  Cash used in financing activities of $106,185 was due to the payment of deferred finance charges of $129,121 and net principal payments on long-term debt and the revolving line of credit of $439,064 and $1,013,000, respectively.  These charges were net of private placement proceeds of $1,475,000.

Critical Accounting Policies

            Our consolidated financial statements include the accounts of Host and all of its consolidated subsidiaries. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments, including those related to the impairment of long-lived assets, on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies are disclosed in the notes to our consolidated financial statements. The following represent certain critical accounting policies that require us to exercise our business judgment or make significant estimates:

Acquisition Accounting

            The acquisitions of Lindley, SelectForce and GlobalNet have been accounted for under the purchase method of accounting for business combinations.  Under the purchase method of accounting, the cost, including transaction costs, is allocated to the underlying net assets based on their respective estimated fair values.  The excess of the purchase price over the estimated fair values of net assets acquired was recorded as goodwill for Lindley and SelectForce.  The excess purchase price in connection with the GlobalNet acquisition was written-off due to the uncertainties surrounding GlobalNet’s ability to meet the purchase requirements under its distribution agreement, and the fact that GlobalNet has not executed contractual arrangements that provide reliable and objective evidence supporting future cash flows to recover the goodwill.

            The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets acquired and liabilities assumed can significantly impact net income (loss).  Determining the fair value of certain assets acquired and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions.  One of the areas that require more judgment in determining fair values and useful lives is intangible assets.  We used a discounted cash flow model to estimate the value of the customer lists and the goodwill acquired in connection with the SelectForce acquisition.  Some of the more significant estimates and assumptions inherent in this approach are the projected future cash flows (including timing), the discount rate reflecting the risk inherent in the future cash flows, and the average life of a customer.  Most of the assumptions were made based on available historical information.  We utilized the services of a valuation firm to estimate the fair value of Lindley in connection with testing the related goodwill for impairment.

            The value of our intangible assets, including goodwill, is exposed to future adverse changes if we experience declines in operating results or experience significant negative industry or economic trends or if future performance is below historical trends.  We periodically review goodwill and other intangible assets for impairment using the guidance of applicable accounting literature.

Depreciation and Amortization Expense

            Depreciation expense is based on the estimated useful life of our assets and amortization expense for leasehold improvements is the shorter of the lease term or the estimated useful life of the related assets. The lives of the assets are based on a number of assumptions including cost and timing of capital expenditures to maintain and refurbish the assets, as well as specific market and economic conditions. While management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of our assets.

Valuation of Deferred Tax Assets

            We have $30,000, net of a valuation allowance of $1,113,000, in consolidated deferred tax assets as of June 30, 2004.  SFAS 109, “Accounting for Income Taxes,” establishes financial accounting and reporting standards for income taxes, the objectives of which are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in a company’s financial statements or tax returns. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will be able to realize the $30,000 in deferred tax assets in the future. When a determination is made that all, or a portion, of the deferred tax assets may not be realized, an increase in income tax expense would be recorded in that period.

Allowance for Doubtful Accounts

            Our accounts receivable balance, net of allowance for doubtful accounts, was $2,902,835 as of June 30, 2004, compared with $2,679,938 as of June 30, 2003. The allowance for doubtful accounts as of June 30, 2004 was $27,000, compared with $23,000 as of June 30, 2003. The allowance is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.  If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our revenue.

Stock Options

            Estimates are required for the supplemental disclosures relating to accounting for stock based compensation.  The potential impact on compensation expense resulting from a hypothetical 10% change in the expected volatility factor on all outstanding stock options would be approximately $54,000.

Item 7.            FINANCIAL STATEMENTS.

            Index to Consolidated Financial Statements:

Page

Reports of Independent Registered Public Accounting Firms	F-1 – F-2

Consolidated Balance Sheet, June 30, 2004	F-3

Consolidated Statements of Operations, Years ended June 30, 2004 and 2003	F-4

Consolidated Statements of Changes in Stockholders’ Equity, Years ended June 30, 2004 and 2003	F-5 – F-6

Consolidated Statements of Cash Flows, Years ended June 30, 2004 and 2003	F-7 – F-8

Notes to Consolidated Financial Statements	F-9 – F-38

Item 8.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            As previously reported on a Form 8-K, on June 28, 2004, J.H. Cohn LLP (“Cohn”) replaced Carlin, Charron & Rosen, LLP (“Carlin”) as our Independent Registered Public Accounting Firm.  Host’s Audit Committee approved and ratified the change of accountants from Carlin to Cohn.

            Carlin, the Independent Registered Public Accounting Firm previously engaged to audit our financial statements, were replaced as auditors for the Registrant on June 28, 2004.  Carlin’s reports on Host’s consolidated financial statements for each of the years ended 2002 and 2003 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified as to audit scope or accounting principles.  However, their report for the year ended June 30, 2002 was modified to include an explanatory paragraph which indicated substantial doubt regarding Host’s ability to continue operations as a going concern.

            During the years ended June 30, 2002 and June 30, 2003 and the subsequent interim periods through June 28, 2004, the date of resignation, there were no disagreements with Carlin on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Carlin’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on Host’s consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(iv) of Regulation S-B.

            During the years ended June 30, 2002 and 2003, including the subsequent interim period through June 28, 2004, we did not consult Cohn with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-B.

            We provided Carlin with a copy of the foregoing disclosures and attached as Exhibit 16 to our Form 8-K was a copy of Carlin’s letter, dated June 29, 2004, stating their agreement with such statements.

Item 8A.          CONTROLS AND PROCEDURES.

(a)        Evaluation of disclosure controls and procedures.

            Host’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004 in accordance with Rule 13a-15 under the Exchange Act.  Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures enable us to:

•

record, process, summarize and report within the time periods specified in the Security and Exchange Commission’s rules and forms, information required to be disclosed by Host in the reports that it files or submits under the Exchange Act; and

•

accumulate and communicate to management, as appropriate to allow timely decisions regarding required disclosure, information required to be disclosed by Host in the reports that it files or submits under the Exchange Act.

(b)        Changes in internal control over financial reporting

            There were no changes in Host’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect Host’s internal control over financial reporting.

Item 8B.          OTHER INFORMATION.

            Not applicable.

PART III

Item 9.            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors, Executive Officers, Promoters and Control Persons

            The following table sets forth certain information concerning the directors and executive officers of Host:

Name	Age	Position	Director Since	Term to Expire

Geoffrey W. Ramsey	54	CEO, President, Treasurer and a Director	1986	2007

David J. Murphy	47	CFO, Executive Vice President and a Director	1986	2007

Anne L. Ramsey	57	Secretary and a Director	1986	2006

Gilbert Rossomando	46	President of Lindley and a Director	2000	2005

Mark Cerreta	45	Executive Vice President of Lindley	*	*

Tammi Didlot	38	President of SelectForce and a Director	2002	2006

Thomas P. Eagan, Jr.	62	Director	1988	2006

John D’Antona	61	Director	1998	2005

Patrick J. Healy	60	Director	1998	2005

Peter Sarmanian	34	Director	2003	2007

C. Michael Horton	62	Director	2004	2005

Nicholas M. Troiano	47	Director	2004	2006

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

            Geoffrey W. Ramsey, a co-founder of Host, has been the President, Treasurer and a director of Host since March 1986.  Mr. Ramsey has more than 30 years experience in the food service industry. Currently, he is responsible for the day-to-day management of all marketing and sales activities for Host.   He also is responsible for future growth planning and evaluating potential acquisition candidates.  He has developed a comprehensive sales program for manual dining operations, vending and other ancillary services.  Prior to 1986, Mr. Ramsey operated a number of diverse food service operations.  These included the University of New Haven, Southern Connecticut State University, Choate – Rosemary Hall and others.  Mr. Ramsey was Personnel and Training Specialist for ARA Services and has a B.S. degree from the University of New Haven and an A.A.S. degree from the Culinary Institute of America.

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

            Tammi Didlot has served as the President of SelectForce since July 2000 and has more than 10 years of experience in the information industry.  In her capacity as President of SelectForce, Ms. Didlot is responsible for all financial, marketing and sales activities for SelectForce.  Prior to joining SelectForce, Ms. Didlot worked for Choice Point (formerly Equifax Services) in various roles.  From 1992 to 1995, she was the General Manager in Oklahoma and Arizona.  From 1995 to 1997, she was the General Manager of the National Telephone Audit Center.  In 1997, she was promoted to Director of Centralized Processing and promoted again in 1998 to Assistant Vice President of Inside Services.  In 1999 she became the Vice President of Sales Marketing for Choice Point.  Ms. Didlot has a B.S. degree in Business Administration from Oklahoma State University.

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

            Peter Sarmanian has been a director since December 23, 2003.  From February 1997 to the present, Mr. Sarmanian was the co-founder and president of Classic Restaurant Concepts, LLC, a Massachusetts based restaurant company, which operates upscale Irish pubs and restaurants.  In March 2002, Mr. Sarmanian co-founded Strategic Energy Technology Group of Framingham, Massachusetts, which specializes in the design and distribution of electrical energy conservation products and systems.  Mr. Sarmanian received a B.S.B.A. degree from the University of Denver in 1993.

            C. Michael Horton has been a director since February 2004.  Mr. Horton has been a professional engineer since 1969.  From 1994 to the present, Mr. Horton has been the President of Michael Horton & Associates, Inc., a Hamden, Connecticut firm that provides structural consulting services to owners, architects and contractors, including restoration of historical structures and claims investigations for insurance companies.  From 1982 to 1994, Mr. Horton was a partner at Martin-Horton Associates in New Haven, Connecticut, a firm that provided structural consulting services to owners, architects and contractors, and claims investigation for insurance companies.  Mr. Horton was employed as a Vice President and engineer for Cahn Engineers, a civil engineering firm in Wallingford, Connecticut, from 1974 to 1982.  Mr. Horton received a B.S. from Iowa State University.

            Nicholas Troiano has been a director since February 2004.  Mr. Troiano is an attorney engaged in the practice of law in New Haven, Connecticut.  From 2000 to the present, he has been in private practice in New Haven, Connecticut.  He was an Assistant Town Attorney for the Town of Hamden, Connecticut from 1998 to 2000.  From 1996 to 1998, Mr. Troiano was a partner at Liberli & Troiano in New Haven, Connecticut.  From 1993 to 1996, Mr. Troiano worked in the Chief Clerk’s Office of the Superior Court of New Haven.  He served as counsel and research analyst for House Republican members of the House of Representatives of the Connecticut General Assembly from 1988 to 1991.  Mr. Troiano also served on the Hamden Legislative Council as Sixth District Councilman from 1991 to 1997.  Mr. Troiano received a B.A. from Lake Forest College and a J.D. from the University of Puget Sound School of Law

Family Relationships

            With the exception of Geoffrey Ramsey and Anne Ramsey, who are brother and sister, there is no family relationship between any director or executive officer of Host and any other director or executive officer of Host.

Board Committees

            We currently have six independent directors who are Messrs. D’Antona, Eagan, Healy, Horton, Sarmanian and Troiano.  Our board of directors held one meeting during 2004 and took various other corporate actions pursuant to unanimous written consents.  We have established audit and compensation committees.  Certain information about these committees is provided below.  All directors attended 100% of the board and assigned committee meetings during 2004.

            Audit Committee.  The audit committee is presently composed of Patrick Healy, Peter Sarmanian and Nicholas Troiano.  The audit committee assists the board in fulfilling its responsibilities with respect to matters involving the accounting, financial reporting and internal control functions of Host and its subsidiaries.  This includes assisting the board in overseeing (i) the integrity of Host’s financial statements; (ii) Host’s compliance with legal and regulatory requirements; (iii) the Independent Registered Public Accounting Firm’s qualifications and independence; and (iv) the performance of Host’s internal audit function and Independent Registered

Public Accounting Firm.  The committee retains Host’s Independent Registered Public Accounting Firm, subject to shareholder ratification, and consults with and reviews the reports of Host’s Independent Registered Public Accounting Firm and those of Host’s internal financial staff.  The audit committee met four times during 2004.

            The Nasdaq and the SEC have recently adopted new standards and regulations relating to audit committee composition and functions.  The board has determined that each member is financially literate, as determined in accordance with Nasdaq standards.  In addition, in order to comply with these regulations, the board has examined the SEC’s definition of “audit committee financial expert” and has determined that Patrick Healy satisfies these regulations and also is independent and has the requisite financial literacy and accounting or related financial management expertise under applicable Nasdaq standards.  Accordingly, Patrick Healy has been designated by the board as Host’s audit committee financial expert.

Compensation Committee

            The compensation committee attends to and reports to the board with respect to the appropriate compensation of directors and executive officers.  The committee is also responsible for administering our employee benefit plans.  The current members are Thomas P. Eagan, C. Michael Horton and John D’Antona.  During the fiscal year ended June 30, 2004, the compensation committee held one (1) meeting.

Nominees to Board of Directors

            We do not currently have a nominating committee.  To comply with the recently adopted Nasdaq corporate governance listing standards, director nominees will be recommended for the board’s selection by a majority of the independent directors.  Candidates are evaluated using criteria including independence, experience relevant to the needs of Host, leadership qualities, diversity and ability to represent shareholders.

Compliance with Section 16(a) of the Exchange Act

            Under the federal securities laws, Host’s directors and officers are required to report to the SEC their beneficial ownership of common stock or warrants and any changes in that ownership.  Specific dates for such reporting have been established by the SEC and Host is required to report in this report any failure to file by the established dates during fiscal year 2004.  Based upon a review of Host’s records during the fiscal year ended June 30, 2004, Host’s 10% shareholders, officers and directors satisfied all applicable filing requirements under Section 16(a) of the Exchange Act except for the following persons who failed to timely report on Form 3 or 4, as applicable, the following transactions: (i) Gilbert Rossomando failed to timely report on Form 4 the sale of 500 shares of common stock on April 5, 2004; (ii) C. Michael Horton failed to timely report on Form 3 his initial beneficial ownership upon being appointed to the board; and (iii) Nicholas Troiano failed to timely report on Form 3 his initial beneficial ownership upon being appointed to the board.  Forms 3 and Forms 4, as applicable, disclosing each of these transactions have been filed with the SEC.  In making this statement, Host has relied on the written representations of its directors and officers and copies of the reports that have been filed with the SEC.

Code of Ethics

            Our board of directors has adopted a Code of Ethics to provide guidance on maintaining our commitment to being honest and ethical in our business endeavors.  The Code of Ethics applies to our directors, executive officers and employees and covers a wide range of business practices, procedures and basic principles regarding corporate and personal conduct.  Our Code of Ethics is filed with this report as Exhibit 14.   We undertake to provide without charge, upon request, a copy of our Code of Ethics.  Requests should be submitted in writing to the attention of Anne L. Ramsey at Two Broadway, Hamden, Connecticut 06518.

Item 10.          EXECUTIVE COMPENSATION.

Summary Compensation Table

SUMMARY COMPENSATION TABLE
Annual Compensation					Long Term Compensation
					Awards		Pay- outs
(a) Name And Principal Position	(b) Year(1)	(c) Salary ($)	(d) Bonus ($)	(e) Other Annual Compen- sation ($)(2)	(f) Restricted Stock Award(s) ($)	(g) Options/ SARs (#)	(h) LTIP Pay- outs ($)	(i) All Other Compen- sation ($)(3)

Geoffrey W. Ramsey President and CEO	2004 2003 2002	$162,000 $154,000 $147,000	$ -0- $ -0- $ -0-	$6,500 $6,500 $6,500	0 0 0	50,000 50,000 50,000	0 0 0	$19,300 $19,300 $19,300

David J. Murphy Vice President and CFO	2004 2003 2002	$156,000 $149,000 $141,750	$ -0- $ -0- $ -0-	$6,500 $6,500 $6,500	0 0 0	50,000 50,000 50,000	0 0 0	$12,500 $12,500 $12,500

Gilbert Rossomando President of Lindley	2004 2003 2002	$156,000 $149,000 $142,000	$ -0- $ -0- $ -0-	$6,500 $6,500 $6,500	0 0 0	18,000 18,000 18,000	0 0 0	$12,500 $12,500 $12,500

Mark Cerreta Executive Vice President of Lindley	2004 2003 2002	$156,000 $149,000 $142,000	$ -0- $ -0- $ -0-	$6,500 $6,500 $6,500	0 0 0	18,000 18,000 18,000	0 0 0	$12,500 $12,500 $12,500

(1)	Periods presented are for the fiscal years ended June 30, 2004, June 30, 2003 and June 30, 2002.
(2)	Host gives Messrs Ramsey, Murphy, Rossomando and Cerreta a car allowance valued at approximately $6,500 per year.
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

Employment Contracts

            Host has employment agreements with Geoffrey Ramsey and David Murphy for terms extending through 2009.  Mr. Ramsey’s agreement provides for an annual salary of $174,224 and for stock options, not specified in amount but on a basis consistent with those offered to other officers.  Mr. Murphy’s agreement provides for an annual salary of $168,000 and the same stock options.  In addition, the employment agreements provide that if the executive were to terminate employment for good reason, defined to include a change of control among other circumstances, or if Host terminated his employment for any reason except good cause as defined, Host would pay severance benefits of his salary and fringe benefits throughout the term of the agreement or for two years, whichever is greater.   If such termination occurred after a change of control, Host would pay a special severance benefit equal to six months’ salary, plus fringe benefits, for every calendar year of his employment with Host.  In the event that the executive’s employment terminated because of his disability, Host would pay a severance benefit of one year’s salary plus benefits.   The employment agreements provide that any disputes will be settled by binding arbitration rather than court action.

            Host has employment agreements with Gilbert Rossomando and Mark Cerreta for terms extending through August 1, 2008.  Messrs. Rossomando and Cerreta each receive a base salary of $156,000 a year and benefits, including a car allowance and health and disability insurance.  The salaries of Messrs. Rossomando and Cerreta were increased to $164,000 on August 1, 2004 in accordance with the terms of their employment agreements.

2003 Stock Option Plan

            On September 12, 2002, the Board of Directors of Host adopted the 2003 Stock Option Plan (the “2003 Plan”), which was subsequently approved by Host’s shareholders at its 2003 Annual Meeting.  The purpose of the 2003 Plan is to provide a means whereby directors and selected employees, officers, agents, consultants and independent contractors of Host or of any parent or subsidiary thereof, each as defined through reference to a 50% ownership threshold, may be granted incentive stock options and/or nonqualified stock options to purchase shares of common stock in order to attract and retain the services or advice of such directors, employees, officers, agents, consultants, and independent contractors and to provide an additional incentive for such persons to exert maximum efforts for the success of Host and its affiliates by encouraging stock ownership in Host.

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

            Subject to compliance with Rule 16b-3 of the Securities Exchange Act of 1934 (the “Exchange Act”), the 2003 Plan is administered by the board of directors or, in the event the board shall appoint and/or authorize a committee, such as the compensation committee, of two or more members of the board to administer the 2003 Plan, by such committee (the “Plan Administrator”).  Except for the terms and conditions explicitly set forth in the 2003 Plan, and subject to applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”) the Plan Administrator shall have the authority, in its discretion, to determine all matters relating to the options to be granted under the Plan, including, without limitation, selection of whether an option will be an incentive stock option or a nonqualified stock option, selection of the individuals to be granted options, the number of shares to be subject to each option, the exercise price per share, the timing of grants and all other terms and conditions of the options.

Stock Options Granted to Executive Officers during Last Fiscal Year

            The following table sets forth certain information regarding grants of stock options to our executive officers listed in the summary compensation table who received stock options during fiscal year 2004.  The fair value of the option grant was estimated on the date of the grant based on the then market price of Host’s common stock.

Name (a)	Number of Secu- rities Underlying Options/SARs Granted (#) (b)	Percent Of Total Options/SARs Granted To Employees In Fiscal Year (c)	Exercise Of Base Price ($/Sh) (d)	Expiration Date (e)

Geoffrey W. Ramsey	50,000	22.4%	$7.30	3/31/14
David J. Murphy	50,000	22.4%	$7.30	3/31/14
Gilbert Rossomando	18,000	8.1%	$7.30	3/31/14
Mark Cerreta	18,000	8.1%	$7.30	3/31/14

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

            The following table sets forth certain information with respect to stock options exercised by our executive officers listed in the summary compensation table during fiscal year 2004.  In addition, the table sets forth the number of shares covered by unexercised stock options held by such executive officers as of June 30, 2004 and the value of “in-the-money” stock options which represent the positive spread between the exercise price of a stock option and the market price of the shares subject to such option as of June 30, 2004.

Name (a)	Shares Acquired On Exercise (b)	Value Realized ($) (c)	Number Of Unexercised Securities Underlying Options/SARs At FY-End (#) Exercisable/ Unexercisable (d)	Value Of Unexercised In-The-Money At FY-End ($) Exercisable/ Unexercisable (e)

Geoffrey W. Ramsey	0	0	230,000/0	$517,600/0
David J. Murphy	0	0	230,000/0	$517,600/0
Gilbert Rossomando	0	0	53,500/0	$107,160/0
Mark Cerreta	0	0	53,500/0	$107,160/0

Item 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Ownership Of Certain Beneficial Owners

            The following table sets forth certain information regarding persons known to us to beneficially own five percent or more of our common stock as of September 13, 2004. This information is based upon filings made by such persons with the Securities and Exchange Commission and upon information provided to us. Beneficial ownership is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options or warrants held by that person that are currently exercisable or that are or may become exercisable within 60 days of September 13, 2004 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and under applicable community property laws, each shareholder named in the table has sole voting and dispositive power with respect to the shares set forth opposite the shareholder's name.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common Stock Outstanding
Laurus Master Funds, Ltd. 825 Third Avenue, 14th Floor New York, NY 10022	1,975,454	(1)	32.42%
Roger Lockhart 20 Blue Water Circle Holiday Island, AR 72631	954,017	(2)	20.66%

(1)	Represents 1,975,454 shares issuable upon conversion of two convertible promissory notes and a common stock purchase warrant as described under “Recent Developments.”
(2)

Mr. Lockhart is the beneficial owner of 452,830 shares of common stock, 266,667 shares of Series B preferred stock convertible into 266,667 shares of common stock, and warrants to purchase 234,520 shares of common stock.  Mr. Lockhart beneficially owns 100% of the issued and outstanding shares of Series B preferred stock.

Security Ownership Of Management

            The following table sets forth certain information as of September 13, 2004, regarding the common stock beneficially owned by each director, each executive officer named in the summary compensation table and all directors and executive officers as a group. Beneficial ownership is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options or warrants held by that person that are currently exercisable or that are or may become exercisable within 60 days of

September 13, 2004 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and under applicable community property laws, each shareholder named in the table has sole voting and dispositive power with respect to the shares set forth opposite the shareholder's name.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common Stock Outstanding
Geoffrey W. Ramsey c/o Host America Corporation Two Broadway Hamden, CT 06518	483,930	(1)	11.11%
David J. Murphy c/o Host America Corporation Two Broadway Hamden, CT 06518	479,180	(2)	11.00%
Anne L. Ramsey c/o Host America Corporation Two Broadway Hamden, CT 06518	58,327	(3)	1.40%
Gilbert Rossomando c/o Host America Corporation Two Broadway Hamden, CT 06518	132,728	(4)	3.18%
Mark Cerreta c/o Host America Corporation Two Broadway Hamden, CT 06518	136,228	(5)	3.27%
Tammi Didlot c/o Host America Corporation Two Broadway Hamden, CT 06518	40,675	(6)	*
John D’Antona c/o Host America Corporation Two Broadway Hamden, CT 06518	51,927	(7)	1.25%
-53-
Thomas P. Eagan c/o Host America Corporation Two Broadway Hamden, CT 06518	140,000	(8)	3.37%
Patrick J. Healy c/o Host America Corporation Two Broadway Hamden, CT 06518	88,160	(9)	1.74%
C. Michael Horton c/o Host America Corporation Two Broadway Hamden, CT 06518	100,970	(10)	2.42%
Peter Sarmanian c/o Host America Corporation Two Broadway Hamden, CT 06518	73,250	(11)	1.77%
Nicholas M. Troiano c/o Host America Corporation Two Broadway Hamden, CT 06518	14,300	(12)	*
All Directors and Executive Officers as a Group (12 persons)	1,799,672		41.83%

*	Less than 1%.
(1)	Mr. Ramsey is the beneficial owner of 246,850 shares of common stock, options to purchase 230,000 shares of common stock and warrants to purchase 7,080 shares of common stock.
(2)	Mr. Murphy is the beneficial owner of 242,100 shares of common stock, options to purchase 230,000 shares of common stock and warrants to purchase 7,080 shares of common stock.
(3)	Ms. Ramsey is the beneficial owner of 577 shares of common stock and options to purchase 57,750 shares of common stock.
(4)	Mr. Rossomando is the beneficial owner of 79,228 shares of common stock and options to purchase 53,500 shares of common stock.
(5)	Mr. Cerreta is the beneficial owner of 82,728 shares of common stock and options to purchase 53,500 shares of common stock.
(6)	Ms. Didlot is the beneficial owner of 4,675 shares of Host common stock and options to purchase 36,000 shares of common stock.
(7)	Mr. D’Antona is the beneficial owner of 74 shares of common stock, options to purchase 51,750 shares of common stock and warrants to purchase 100 shares of common stock.
(8)	Mr. Eagan is the beneficial owner of 100,000 shares of common stock and options to purchase 40,000 shares of common stock.
-54-
(9)	Mr. Healy is the beneficial owner of 1,000 shares of common stock, options to purchase 58,000 shares of common stock and warrants to purchase 29,160 shares of common stock.
(10)	Mr. Horton is the beneficial owner of 38,368 shares of common stock, warrants to purchase 49,852 shares of common stock and options to purchase 12,750 shares of common stock.
(11)	Mr. Sarmanian is the beneficial owner of 60,500 shares of common stock.
(12)	Mr. Troiano is the beneficial owner of 1,250 shares of common stock, warrants to purchase 300 shares of common stock and options to purchase 12,750 shares of common stock.

Changes in Control

            There is no agreement or understanding known to us, including any pledge by any person of our securities, the operation of which would at a subsequent date result in a change in control.

Securities Authorized for Issuance Under Equity Compensation Plans

            The information required pursuant to Item 201(d) of Regulation S-B can be found under Item 5 of this report.

Item 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            We lease approximately 3,000 square feet of office space in Bridgeport, Connecticut for Lindley from Gilbert Rossomando and Mark Cerreta.  The rent on the lease is $3,000 per month.  We believe this is a competitive lease rate for similar real estate in Bridgeport.  All future transactions with management must be reviewed and approved by all of Host’s independent directors.

            From November 1, 2002 through February 28, 2003, Host privately placed 59 units at $25,000 per unit, each unit consisting of one 12% unsecured promissory note in the amount of $25,000 due January 31, 2008 and one warrant to purchase 7,080 shares of Host’s common stock at an exercise price of $2.00 per share, exercisable from December 31, 2003 to January 31, 2008.  The units were offered and sold on a best efforts basis by officers and directors of Host and by View Trade Securities, Inc., a licensed NASD broker-dealer.  View Trade received a commission of 10% of the gross proceeds from the Units sold by it (commission payments totaled $122,500).  Roger Lockhart, a registered representative of View Trade is a major shareholder of Host.  Officers and directors of Host did not receive any commission or other remuneration for units sold by them.  Of the 59 units sold, officers, directors and affiliates, including Mr. Lockhart, purchased a total of 20 units for a purchase price of $500,000.

            On August 11, 2003, Host privately offered and sold 266,667 shares of its newly created Series B convertible preferred stock to Roger Lockhart for an aggregate purchase price of $400,000, or $1.50 per share.  The preferences and conversion rights of the Series B convertible preferred stock are disclosed elsewhere in this report.

            In September 2003, Messrs. Rossomando and Cerreta notified us that they would be electing to exercise a portion of their earnings interest in the Lindley profits, which they are entitled to pursuant to the share purchase agreement between Host and Lindley.  Host will pay to Messrs. Rossomando and Cerreta, in the aggregate, $141,600.  Amounts due to Messrs. Rossomando and

Cerreta totaled $118,100 as of June 30, 2004.  Host is repaying this obligation in monthly installments of $11,800 plus 12% interest.

            From October 1, 2003 through December 31,2003, Host privately placed 500,000 shares of common stock at $5.00 per share with 24 investors.  The shares were offered and sold on a best efforts basis by officers and directors of Host and by View Trade.  View Trade received a commission of 10% of the gross proceeds from the shares sold by it.  In addition, for every 10 shares of common stock sold, View Trade or its agent received one warrant to purchase one share of common stock at $5.50 per share, exercisable for a period of 5 years.  As discussed elsewhere, Roger Lockhart is a registered representative of View Trade.  Officers and directors of Host did not receive any commission or other remuneration for shares sold by them.

            On December 23, 2003, Host acquired GlobalNet as a wholly-owned subsidiary and the shareholders of GlobalNet received in the aggregate, 550,000 shares of Host’s common stock in exchange for all of their outstanding common stock.  Roger Lockhart, a principal shareholder of Host, was also a principal shareholder of GlobalNet and had provided GlobalNet with approximately $800,000 in loans, which have subsequently been assumed by Host (see Note 2).  As of June 30, 2004, there are three outstanding promissory notes with a total balance due of $401,889.  These notes, which bear interest at 15%, mature in February, June and August 2006.  On July 7, 2004, Host paid in full the balance of $280,640 on the note with an original maturity date of February 21, 2006.  In addition, in connection with Host’s acquisition of GlobalNet, Mr. Lockhart’s 11,000 shares of GlobalNet common stock were converted into 60,500 shares of Host common stock.

            As a result of the acquisition of GlobalNet, Host is related to certain entities through common ownership.  Specifically, former GlobalNet shareholders who are now Host shareholders and/or officers of Host’s GlobalNet subsidiary are principals in EnergyNSync, RS Services and K.W.M. Electronics Corporation.  EnergyNSync is the owner of certain technology, which makes up proprietary software used in the GlobalNet products.  EnergyNSync currently has a production agreement with K.W.M Electronics, an affiliated manufacturer, to install this software on the circuit boards used in production of the GlobalNet products.  EnergyNSync currently has these boards shipped to RS Services, another affiliated entity, where final assembly of the control panels is completed.  The finished control panels are then sold to GlobalNet by EnergyNSync.  K.W.M. Electronics and RS Services currently do not have agreements directly with GlobalNet; however, RS Services has performed site surveys and installations and has been paid by GlobalNet for these services.  GlobalNet has entered into a license/distribution agreement with EnergyNSync, providing GlobalNet with certain distribution rights to the EnergyNSync technology and products.  Certain officers, directors and majority shareholders of Host, including Peter Sarmanian and Roger Lockhart, are controlling shareholders of EnergyNSync.  In addition, Roger Lockhart and two other former GlobalNet shareholders who are now shareholders of Host, comprise the board of directors of EnergyNSync.  Accordingly, the terms and conditions of the license/distribution agreement should not be deemed arms length in nature.

            From January 8, 2004 through May 27, 2004, Host privately placed 80 units at $25,000 per unit, each unit consisting of one 7.5% unsecured promissory note in the amount of $25,000 due January 31, 2009 and one warrant to purchase 7,500 shares of Host’s common stock at an exercise price of $10.00 per share, exercisable from December 31, 2004 to January 31, 2009.  The units were offered and sold on a best efforts basis by officers and directors of Host and by View Trade.  View Trade received a commission of 10% of the gross proceeds from the units sold by it (commission payments totaled $192,500).  In addition, View Trade also received 57,750 warrants to purchase Host’s common stock at an exercise price of $10.00, exercisable from December 31, 2004 until January 31, 2009.  As disclosed elsewhere, Roger Lockhart is a registered representative of View Trade.  Officers and directors of Host did not receive any commission or other remuneration for the units sold by them.  Of the 80 units sold, officers, directors and affiliates, including Mr. Lockhart, purchased a total of 6 units for a purchase price of $150,000.

            On February 11, 2004, KWM Electronics borrowed $125,000 from GlobalNet.  Accordingly, KWM issued a promissory note to GlobalNet in the amount of $125,000, which bears interest at 7.5% and has a maturity date of August 11, 2004.  On August 10, 2004, the Board of Directors for Host authorized the extension of the KWM note until the date Host and KWM sign an asset purchase agreement or June 30, 2005, whichever is sooner.  GlobalNet recorded $3,642 of interest income on this note for the period from February 11, 2004 to June 30, 2004.  The president of KWM is also the chief operating officer of GlobalNet.

Item 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:

3.1	Certificate of Incorporation dated July 31, 1986 and Amendments thereto.(1)
3.2	Bylaws.(1)
3.3	Form of Specimen Common Stock Certificate.(1)
3.4	Form of Specimen Warrant Certificate.(1)
4.0	Warrant Agreement between the Company and American Securities Stock Transfer, Inc.(1)
10.1	Agreement of Manual and Vending Food and Refreshment Service between Oxford Health Plans and the Company dated December 28, 1993.(1)
10.2	Agreement for Cafeteria and Special Events Food and Vending Services with Pitney Bowes, Inc. and the Company dated June 26, 1995.(1)
10.3	Agreement of Manual and Vending Food and Refreshment Service with James River Paper Company, Inc. and the Company dated July 13, 1990.(1)
10.4	Agreement for Banquet Food and Beverage Services between the Town of Hamden and the Company dated June 18, 1997.(1)
10.5	Employment Agreement between the Company and Geoffrey W. Ramsey.(1)
10.6	Employment Agreement between the Company and David J. Murphy.(1)
10.7	Form of Financial Advisory Agreement.(1)
10.8	Form of Merger and Acquisition Agreement.(1)
10.9	Agreement with Bloomingdales By Mail and the Company dated January 1998.(1)
10.10	Agreement with New Leaf Cafe and the Company dated March 1998.(1)
10.11	Agreement with Tyco Submarine Systems Ltd. and the Company dated March 24, 1998.(1)
10.12	Agreement with Tyco Submarine Systems Ltd. and the Company dated May 1, 1998.(1)
-57-
10.13	Agreement between RivCan and the Company dated August 3, 1998.(2)
10.14	Adoption Agreement to the Host America Corporation Defined Contribution and Trust Agreement Form 401(K) Plan.(3)
10.15	Agreement for Food Services with Casual Corner Group, Inc. and the Company dated October 30, 1998.(5)
10.16	Food Services Agreement with The Stanley Works and the Company dated August 20, 1999.(5)
10.17	Share Purchase Agreement between Host America Corporation, Lindley Food Service Corporation, and Gilbert J. Rossomando and Mark J. Cerreta, dated July 31, 2000.(4)
10.18	Non-Competition, Non-Solicitation and Employment Agreement between Host America Corporation and Gilbert J. Rossomando, August 1, 2000. (4)
10.19	Non-Competition, Non-Solicitation and Employment Agreement between Host America Corporation and Mark J. Cerreta, dated August 1, 2000. (4)
10.20	Registration Rights Agreement between Host America Corporation and Gilbert J. Rossomando and Mark J. Cerreta, dated July 31, 2000. (4)
10.21	Agreement for Food Service with Crown Milford LLC dated August 20, 1999.(6)
10.22	Agreement for Food Services with Priceline.com Incorporated dated November 15, 1999.(6)
10.23	Agreement for Food Services with Trumpf, Inc. dated September 30, 1999. (6)
10.24	Agreement for Food Services with Munson Road, LLC dated February 17, 2000.(6)
10.25	Lease Agreements with Metro Four Associates dated September 30, 1999.(6)
10.26	Letter of Intent between Host America Corporation and SelectForce Incorporated dated March 15, 2001.(7)
10.27	Asset Purchase Agreement between Host America Corporation, Contra-Pak, Inc. and James Hairston, dated August 30, 2001.(8)
10.28	Non-Competition, Non-Solicitation and Employment Agreement between Lindley Food Service Corporation and James Hairston, dated August 30, 2001.(8)
10.29	Agreement for Food Services with JDS Uniphase dated August 3, 2000.(9)
10.30	Agreement for Food Services with Tellium, Inc. dated January 9, 2001.(9)
10.31	Agreement for Food Services with American National Red Cross Blood Services Region dated April 2, 2001.(9)
10.32	Agreement for Food Services with Goodwill Industries of Western Connecticut dated April 6, 2001.(9)
10.33	Agreement for Food Services with Lucent Technologies dated May 14, 2001.(9)
10.34	Merger Agreement between Host America Corporation and SelectForce, Inc., dated October 26, 2001.(10)
10.35	Agreement for Food Services with Harbor Park Associates dated August 10, 2001.(11)
10.36	Agreement for Food Services with New England Business Services dated October 1, 2001 (New Hampshire).(12)
10.37	Agreement for Food Services with New England Business Services dated October 1, 2001 (Massachusetts).(12)
-58-
10.38	Agreement for Food Services with Armstrong Park Associates dated October 1, 2001. (12)
10.39	Agreement for Food Services with Ames Merchandise Corporation dated October 29, 2001.(12)
10.40	Agreement for Food Services with Merritt Crossing at 440 Wheelers Farm Road, L.L.C. (12)
10.41	Non-Competition and Employment Agreement between Host America Corporation and Tammi Didlot dated March 28, 2002.(10)
10.42	Non-Competition, Confidentiality and Non-Solicitation Agreement between Host America Corporation and Roger Lockhart dated March 28, 2002.(10)
10.43	Stratford YMCA Head Start Program dated January 2, 2002. (13)
10.44	Naugatuck Board of Education/Naugatuck Head Start Program dated February 2, 2002. (13)
10.45	Boston School Department for purchase of emergency and replacement meals and sandwiches for the food services department dated April 23, 2002.(13)
10.46	Food Preparation Agreement between Lifestream Services Inc. and Lindley Food Service Corp. dated July 1, 2002.(14)
10.47	Emergency Food Preparation Agreement between Host America Corporation/Lindley Food Service Corp and Suburban Boston Consortium of Elder Nutrition Programs dated March 17, 2003.(15)
10.48	Modification and Reaffirmation Agreement with Webster Bank dated July 31, 2003.(16)
10.49	Letter of Intent between Host America Corporation and GlobalNet Energy Investors, Inc. dated August 6, 2003.(17)
10.50	Merger Agreement dated September 24, 2003.(18)
10.51	Food Services Agreement between Host America Corporation and Pitney Bowes Inc. dated July 28, 2003.(19)
10.52	Agreement for Food Services between Host America Corporation and Stolt-Nielsen Transportation Group, Inc. dated August 4, 2003.(19)
10.53	Amended and Restated Merger Agreement dated December 2, 2003.(20)
10.54	Employment Agreement between Host America Corporation and Eric Barger dated December 23, 2003.(21)
10.55	Food Services Agreement between Host America Corporation and Honeywell International (Teterboro Operations) dated October 8, 2003.(22)
10.56	License Agreement/Distributor Agreement between EnergyNSync, Inc. and GlobalNet Energy Investors, Inc. dated November 1, 2003.(22)
10.57	Amendment Agreement between GlobalNet Energy Investors, Inc. and EnergyNSync, Inc. dated February 16, 2004.(22)
10.58	Asset Purchase Agreement between Host America Corporation and Advanced Refrigeration Controls, Inc. dated March 19, 2004. (23)
10.59	Consulting Agreement between Host America Corporation and Allan E. Schrum dated March 19, 2004. (23)
10.60	Extension of Emergency Food Preparation Agreement between Host America Corporation and Suburban Boston Consortium of Elder Nutrition Programs dated November 12, 2003. (24)
10.61	License/Distributor Agreement Waiver dated April 30, 2004. (24)
-59-
10.62	Securities Purchase Agreement between Host America Corporation and Laurus Master Fund, Ltd dated June 23, 2004. (25)
10.63	Secured Convertible Term Note A between Host America Corporation and Laurus Master Fund, Ltd dated June 23, 2004. (25)
10.64	Secured Convertible Term Note B between Host America Corporation and Laurus Master Fund, Ltd dated June 23, 2004. (25)
10.65	Master Security Agreement between Host America Corporation and Laurus Master Fund, Ltd dated June 23, 2004. (25)
10.66	Stock Pledge Agreement between Host America Corporation and Laurus Master Fund, Ltd dated June 23, 2004. (25)
10.67	Subsidiary Guaranty (25)
10.68	Common Stock Purchase Warrant between Host America Corporation and Laurus Master Fund, Ltd dated June 23, 2004. (25)
10.69	Registration Rights Agreement between Host America Corporation and Laurus Master Fund, Ltd dated June 23, 2004. (25)
10.70	Restricted Account Agreement between Host America Corporation, Laurus Master Fund, Ltd and North Fork Bank dated June 23, 2004. (25)
10.71	Restricted Account Side Letter between Host America Corporation and Laurus Master Fund, Ltd dated June 23, 2004. (25)
10.72	Funds Escrow Agreement between Host America Corporation, Laurus Master Fund, Ltd and Loeb & Loeb LLP dated June 23, 2004. (25)
10.73

Deposit Account Control Agreement between Host America Corporation, Lindley Food Service Corporation, GlobalNet Energy Investors, Inc., Laurus Master Fund, Ltd and Fleet National Bank dated June 23, 2004. (25)

10.74	Deposit Account Control Agreement between Host America, SelectForce, Inc., Laurus Master Fund, Ltd and Fleet National Bank dated June 23, 2004. (25)
10.75	Financial Advisory Agreement dated July 23, 1998. (26)
10.76	Merger and Acquisition Agreement dated July 23, 1998. (26)
14	Code of Ethics
16	Letter from Carlin, Charron & Rosen, LLP to The Securities and Exchange Commission dated June 29, 2004. (27)
21	List of Subsidiaries
24	Power of Attorney (included in signature page hereto)
31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

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

(2)	The documents identified are incorporated by reference from the Company’s Form 10-KSB dated June 28, 1998.
(3)	The documents identified are incorporated by reference from the Company’s January 4, 1999 Form S-8.
(4)	The documents identified are incorporated by reference from the Company’s July 31, 2000 Form 8-K.
(5)	The documents identified are incorporated by reference from the Company’s Form 10-KSB dated June 25, 1999.
(6)	The documents identified are incorporated by reference from the Company’s Form 10-KSB dated June 30, 2000.
(7)	The documents identified are incorporated by reference from the Company’s March 16, 2001 Form 8-K.
(8)	The documents identified are incorporated by reference from the Company’s August 30, 2001 Form 8-K.
(9)	The documents identified are incorporated by reference from the Company’s June 29, 2001 Form 10-KSB.
(10)	The documents identified are incorporated by reference from the Company’s March 28, 2002 Form 8-K.
(11)	The document identified is incorporate by reference from the Company’s September 28, 2001 Form 10-QSB.
(12)	The documents identified are incorporated by reference from the Company’s December 28, 2001 Form 10-QSB.
(13)	The documents identified are incorporated by reference from the Company’s March 29, 2002 Form 10-QSB.
(14)	The document identified is incorporate by reference from the Company’s September 30, 2002 Form 10-QSB.
(15)	The document identified is incorporate by reference from the Company’s March 31, 2003 Form 10-QSB.
(16)	The document identified is incorporated by reference from the Company’s July 31, 2003 Form 8-K.
(17)	The document identified is incorporated by reference from the Company’s August 6, 2003 Form 8-K.
(18)	The document identified is incorporated by reference from the Company’s September 24, 2003 Form 8-K.
(19)	The documents identified are incorporated by reference from the Company’s September 30, 2003 Form 10-QSB.
(20)	The document identified is incorporated by reference from the Company’s December 2, 2003 Form 8-K.
(21)	The document identified is incorporated by reference from the Company’s December 23, 2003 Form 8-K.
(22)	The documents identified are incorporated by reference from the Company’s December 31, 2003 Form 10-QSB.
(23)	The documents identified are incorporated by reference from the Company’s March 19, 2004 Form 8-K.
-61-
(24)	The documents identified are incorporated by reference from the Company’s March 31, 2004 Form 10-QSB.
(25)	The documents identified are incorporated by reference from the Company’s June 23, 2004 Form 8-K.
(26)	The documents identified are incorporated by reference from the Company’s Post-Effective Amendment No. 2 to Form SB-2 filed July 20, 2004.
(27)	The document identified is incorporated by reference from the Company’s June 28, 2004 form 8-K.

(b)       During the last quarter of the period covered by this report and through the date of filing of this report, we filed the following reports on Form 8-Ks.

(1)

On July 1, 2004, we filed on Form 8-K to report the change in our Independent Registered Public Accounting Firm from Carlin, Charron & Rosen, LLP to J.H. Cohn LLP on June 28, 2004.  The information was reported pursuant to Item 4.

(2)	On July 6, 2004 we filed on Form 8-K to report that on June 25, 2004, we completed a private placement with Laurus Master Funds, Ltd. The information was reported pursuant to Item 5.

(3)	On September 30, 2004, we filed on Form 8-K to report that on September 29, 2004, we signed a merger agreement with R.S. Services, Inc. The information was reported pursuant to Item 7.01

(4)

On October 4, 2004, we filed on Form 8-K to report that on September 29, 2004, we signed a signed a definitive Agreement of Merger and Plan of Reorganization with R. S. Services, Inc.  The information was reported pursuant to Item 8.01.

Item 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES.

            The following table shows the aggregate fees billed to Host for professional services by Carlin, Charron & Rosen, LLP for the fiscal years 2004 and 2003, respectively(1):

Fiscal 2004

Fiscal 2003

Audit Fees	$ 134,000	$ 50,150
Audit-Related fees	10,500	750
Tax Fees	16,820	12,460
All Other Fees	-	-

Total Fees	$ 161,320	$ 63,360

________________

(1)

As reported on Form 8-K dated June 28, 2004, we engaged J.H. Cohn LLP as our independent registered public accounting firm on June 28, 2004.  As a result, fees reflected in the table are those fees billed by Carlin, Charron & Rosen during fiscal 2003 and 2004 for the services listed.  J.H. Cohn did not provide any professional services to Host during the fiscal years ended June 30, 2003 and 2004.

            Audit Fees.  This category includes the aggregate fees billed for professional services rendered for the audits of Host’s consolidated financial statements for fiscal years 2003 and 2002, for the reviews of the financial statements included in Host’s quarterly reports on Form 10-Q during fiscal 2004 and 2003, and for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

            Audit-Related Fees.  This category includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by the independent auditors that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under “Audit Fees,” and generally consist of fees for due diligence in connection with acquisitions, accounting consultation and audits of employee benefit plans.

            Tax Fees.  This category includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice.

            All Other Fees.  This category includes the aggregate fees billed in each of the last two fiscal years for products and services provided by the independent auditors that are not reported above under “Audit Fees,” “Audit-Related Fees,” or “Tax Fees.”

            In accordance with the pre-approval policies and procedures established by the audit committee, the committee pre-approved approximately 76% of the audit-related fees, tax fees and other fees during the fiscal year ended 2003, and approximately 77% of such fees during the fiscal year ended 2004.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOST AMERICA CORPORATION

October 7, 2004	By: /s/ GEOFFREY W. RAMSEY
Geoffrey W. Ramsey
President, Chief Executive Officer and Director

October 7, 2004	By: /s/ DAVID J. MURPHY
David J. Murphy
Executive Vice President, Chief Financial and
Accounting Officer and Director

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ANNE L. RAMSEY	Secretary and Director	October 7, 2004
Anne L. Ramsey

/s/ THOMAS P. EAGAN, JR.	Director	October 7, 2004
Thomas P. Eagan, Jr.

/s/ PATRICK J. HEALY	Director	October 7, 2004
Patrick J. Healy

/s/ JOHN D’ANTONA	Director	October 7, 2004
John D’Antona

/s/ GILBERT ROSSOMANDO	Director	October 7, 2004
Gilbert Rossomando

/s/ TAMMI DIDLOT	Director	October 7, 2004
Tammi Didlot

-64-

/s/ PETER SARMANIAN	Director	October 7, 2004
Peter Sarmanian

/s/ C. MICHAEL HORTON	Director	October 7, 2004
C. Michael Horton

/s/ NICHOLAS M. TROIANO	Director	October 7, 2004
Nicholas M. Troiano

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-1 – F-2

Consolidated Balance Sheet, June 30, 2004	F-3

Consolidated Statements of Operations, Years ended June 30, 2004 and 2003	F-4

Consolidated Statements of Changes in Stockholders’ Equity, Years ended June 30, 2004 and 2003	F-5 – F-6

Consolidated Statements of Cash Flows, Years ended June 30, 2004 and 2003	F-7 – F-8

Notes to Consolidated Financial Statements	F-9 – F-38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Host America Corporation

We have audited the accompanying consolidated balance sheet of Host America Corporation and Subsidiaries as of June 30, 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Host America Corporation and Subsidiaries as of June 30, 2004, and their results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/   J.H. Cohn LLP
Roseland, New Jersey
September 7, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
  Host America Corporation

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity and cash flows of Host America Corporation and subsidiaries (the Company) for the year ended June 30, 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated statements of operations, changes in stockholders’ equity and cash flows are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements of operations, changes in stockholders’ equity and cash flows.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated statements of operations, changes in stockholders’ equity and cash flows.  We believe that our audit of the consolidated statements of operations, changes in stockholders’ equity and cash flows provides a reasonable basis for our opinion.

In our opinion, the consolidated statements of operations, changes in stockholders’ equity and cash flows referred to above present fairly, in all material respects, the results of operations and cash flows of Host America Corporation and subsidiaries for the year ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/    Carlin, Charron & Rosen, LLP
Glastonbury, Connecticut
September 24, 2003

HOST AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2004

ASSETS
CURRENT ASSETS
Cash	$ 3,891,201
Accounts receivable, net of allowance for doubtful accounts of $27,000	2,902,835
Inventories	1,055,865
Note receivable – related party	125,000
Prepaid expenses and other current assets	178,257

Total current assets	8,153,158

EQUIPMENT AND IMPROVEMENTS, net	1,106,863

OTHER ASSETS
Other	179,947
Cash – restricted	4,000,000
Deferred financing costs, net	1,895,110
Intangible assets, net	1,038,279
Goodwill, net	5,280,800

12,394,136

TOTAL	$ 21,654,157

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$ 1,136,849
Accounts payable	2,436,869
Accrued expenses and other	681,370

Total current liabilities	4,255,088

LONG-TERM LIABILITIES
Long-term debt, less current portion	5,523,836
Subordinated debt	2,928,390

8,452,226

Total liabilities	12,707,314

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 2,000,000 shares authorized	-
Preferred stock, Series B, $.001 par value, 266,667 shares designated and outstanding	267
Common stock, $.001 par value, 80,000,000 shares authorized and 4,117,491 shares outstanding	4,118
Additional paid-in capital	20,149,518
Accumulated deficit	(11,207,060)

Total stockholders’ equity	8,946,843

TOTAL	$ 21,654,157

See accompanying notes to the consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

	2004	2003

NET REVENUES	$ 26,827,497	$ 25,198,585

OPERATING COSTS AND EXPENSES
Cost of revenues	22,509,072	21,138,028
Selling, general and administrative expenses	4,765,723	3,760,975
Acquired in process research and development costs	3,431,381	-
Depreciation and amortization	393,505	397,051
Research and development costs	101,880	-
Impairment charge	-	121,000

	31,201,561	25,417,054

Loss from operations	(4,374,064)	(218,469)

OTHER INCOME (EXPENSE)
Other income	10,235	1,655
Amortization of deferred financing costs	(39,994)	(32,542)
Amortization of debt discount	(107,991)	(43,400)
Interest expense	(371,503)	(309,402)

	(509,253)	(383,689)

Loss before provision for income taxes	(4,883,317)	(602,158)

PROVISION FOR INCOME TAXES	36,000	38,000

Net loss	(4,919,317)	(640,158)
Preferred stock dividends, including charges for beneficial conversion	(562,134)	-

Loss applicable to common stockholders	$ (5,481,451)	$ (640,158)

Basic and diluted loss per common share	$ (1.58)	$ (0.29)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	3,471,749	2,178,234

See accompanying notes to the consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid – in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, June 30, 2002	700,000	$ 700	2,173,537	$ 2,173	$ 10,879,761	$ (5,085,451)	$ (80,277)	$ 5,716,906

Value assigned to warrants issued in connection with private placement of subordinated debt	-	-	-	-	434,000	-	-	434,000
Issuance of common stock:
For employee benefit plan	-	-	9,807	10	25,645	-	-	25,655
Net loss	-	-	-	-	-	(640,158)	-	(640,158)
Unrealized gain on interest rate swap	-	-	-	-	-	-	51,178	51,178

Comprehensive loss	-	-	-	-	-	-	-	(588,980)

Balance, June 30, 2003	700,000	$ 700	2,183,344	$ 2,183	$ 11,339,406	$ (5,725,609)	$ (29,099)	$ 5,587,581

Conversion of convertible series “A” preferred stock to common stock	(700,000)	(700)	700,000	700	-	-	-	-
Issuance of convertible preferred series “B” stock	266,667	267	-	-	386,674	-	-	386,941
Beneficial conversion charge on the convertible preferred series “B” stock	-	-	-	-	533,334	(533,334)	-	-
Preferred series “B” dividend declared	-	-	-	-	-	(28,800)	-	(28,800)

F-5
HOST AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

Value assigned to warrants issued in connection with private placement of subordinated debt	-	-	-	-	285,340	-	-	285,340
Value assigned to warrants issued in connection with Laurus Fund financing	-	-	-	-	2,701,000	-	-	2,701,000
Issuance of common stock:
For employee benefit plan	-	-	5,157	5	11,391	-	-	11,396
In connection with vendor non-cash compensation	-	-	5,000	5	25,695	-	-	25,700
Upon exercise of options and warrants	-	-	123,990	125	347,061	-	-	347,186
In connection with private placement offering
-
		-	500,000	500	2,214,717	-	-	2,215,217
Pursuant to GlobalNet acquisition	-	-	550,000	550	1,957,450	-	-	1,958,000
Pursuant to Fan Savers asset purchase	-	-	50,000	50	347,450	-	-	347,500
Net loss	-	-	-	-	-	(4,919,317)	-	(4,919,317)
Unrealized gain on interest rate swap	-	-	-	-	-	-	29,099	29,099

Comprehensive loss	-	-	-	-	-	-	-	(4,890,218)

Balance, June 30, 2004	266,667	$ 267	4,117,491	$ 4,118	$ 20,149,518	$ (11,207,060)	$ -	$ 8,946,843

See accompanying notes to the consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (4,919,317)	$ (640,158)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	393,505	397,051
Goodwill impairment charge	-	121,000
Write-off of acquired in process research and development costs	3,431,381	-
Amortization of debt discount	107,991	43,400
Non-cash compensation	37,096	25,655
Amortization of deferred financing costs	39,994	32,542
Loss on disposal of equipment and improvements	3,199	6,282
Provision for doubtful accounts	4,000	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(71,909)	339,860
Increase in inventories	(400,177)	(38,532)
Decrease (increase) in prepaid expenses and other	176,215	(12,580)
Increase in other assets	(133,028)	(14,421)
Increase (decrease) in accounts payable	561,721	(50,028)
Decrease in accrued expenses	(1,293,533)	(100,421)
Decrease in deferred revenue	(18,390)	-

Net cash (used in) provided by operating activities	(2,081,252)	109,650

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	15,145	137,940
Purchases of equipment and improvements	(275,943)	(215,502)
Payment for purchase of GlobalNet, net of cash received	(176,438)	-
Purchase of patents	(64,298)	-
Issuance of note receivable – related party	(125,000)	-
Increase in restricted cash	(4,000,000)	-

Net cash used in investing activities	(4,626,534)	(77,562)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	8,000,000	-
Proceeds from issuance of common stock, net	2,562,403	-
Proceeds from subordinated debt	2,000,000	1,475,000
Proceeds from issuance of preferred stock, net	386,941	-
Payments on demand note payable	(424,889)	(1,013,000)
Payments for deferred financing costs	(1,088,830)	(129,121)
Principal payments on long-term debt	(1,411,166)	(439,064)

Net cash provided by (used in) financing activities	10,024,459	(106,185)

NET INCREASE (DECREASE) IN CASH	3,316,673	(74,097)
CASH, beginning of year	574,528	648,625

CASH, end of year	$ 3,891,201	$ 574,528

HOST AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 375,890	$ 298,701
Income taxes	39,186	29,570

SUPPLEMENTAL SCHEDLE OF NON-CASH INVESTING AND FINANCING ACTIVITIES AND OTHER INFORMATION:

 The Company purchased all of the outstanding stock of GlobalNet for $2,201,331.  In conjunction with the acquisition, liabilities were assumed as follows:

 Fair value of assets acquired

 $        4,351,181

 Less, fair value of common stock issued, and cash paid for acquisition costs

           2,201,331

                Liabilities assumed

 $        2,149,850

 Non-cash investing and financing activities:

         Equipment acquired through assumption of
                 notes payable and capital leases

 180,507

 173,410

         Goodwill recorded in connection with amount due
                 to Sellers pursuant to Earnout EBITA provision
                 of share purchase agreement

 -

 141,600

         Issuance of common stock to acquire patents

 347,500

 -

         Fair value of warrants issued in connection with
                 debt financing

 2,986,340

 -

         Dividends on preferred stock, including beneficial
                 conversion charge

 562,134

 -

         Conversion of preferred stock to common stock

 700

 -

See accompanying notes to the consolidated financial statements.

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2004 AND 2003

 NOTE 1 -

 BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 NATURE OF OPERATIONS

Host America Corporation (“Host”) was incorporated in Delaware on February 6, 1986 with the name University Dining Services, Inc.  On March 9, 1998, Host filed a certificate of amendment changing its name to
Host America Corporation, and during fiscal 1999 changed its state of incorporation from Delaware to Colorado.  Host is a contract food management organization, which specializes in providing management of corporate dining rooms and cafeterias and such ancillary services as special event catering and office coffee service to business and industry accounts located in the Northeast area of the United States.  In July 2000, Host purchased all of the issued and outstanding shares of Lindley Food Service Corporation
(“Lindley”).  Lindley provides unitized meals primarily under fixed-price contracts for governmental programs in Connecticut, Florida, Indiana, Massachusetts and Rhode Island. On March 28, 2002, Host purchased all of the issued and outstanding shares of SelectForce, Inc. (“Select”).  Select is a regional employment and drug screening company located in Oklahoma City, Oklahoma.  On December 23, 2003, Host purchased all of the issued and outstanding shares of GlobalNet
Energy Investors, Inc. (“GlobalNet”).  GlobalNet, which is located in Carrollton, Texas, markets, sells, installs and manages energy saving products and technology.

 PRINCIPLES OF CONSOLIDATION

The consolidated financial statements presented as of and for the year ended June 30, 2004 include the accounts of Host and its wholly-owned subsidiaries Lindley, Select and GlobalNet, from December 23, 2003
(collectively the “Company”).  The consolidated financial statements presented for the year ended June 30, 2003 include the accounts of Host and its wholly-owned subsidiaries Lindley and Select.  All material intercompany transactions and balances have been eliminated in consolidation.

 USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates.

 CASH AND CASH EQUIVALENTS

 The Company defines cash equivalents as highly liquid instruments with an original maturity of three months or less.  The Company had no cash equivalents at June 30, 2004 and 2003.

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2004 AND 2003

 NOTE 1 -

 BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

 INVENTORIES

 Inventories consist primarily of food, paper products and electrical components and are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

 Inventories consist of the following as of June 30, 2004:

 Raw materials

 $  758,704

 Work in process

 184,635

 Finished goods

 112,526

             Total

 $1,055,865

 EQUIPMENT AND IMPROVEMENTS

Equipment and improvements are stated at cost.  Upon retirement or disposition of depreciable properties, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the results of operations.  Depreciation and amortization are computed by applying the straight-line method over the estimated useful lives of the related assets.

 Maintenance, repairs and minor renewals are charged to operations as incurred.  Expenditures which substantially increase the useful lives of the related assets are capitalized.

 INTANGIBLE ASSETS

 Intangible assets consist of patented technology and customer lists.

 Patented Technology

The carrying values of the two Fan Saver patents, acquired on March 19, 2004, which are stated at cost, expire on July 28, 2013 and August 1, 2017, respectively and are being amortized on the straight-line method over their remaining useful lives of 113 months and 161 months, respectively.

 Customer Lists

 The carrying values of the Lindley and Select customer lists are being amortized on the straight-line method over their estimated useful lives of fifteen and seven years, respectively.

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2004 AND 2003

 NOTE 1 -

 BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

 Impairment of long-lived assets

Under the provisions of SFAS 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”), and SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to
be Disposed of” which was effective prior to the issuance of SFAS 144, impairment losses on long-lived tangible and intangible assets that do not have indefinite lives, such as equipment, patented technology and customer lists, are generally recognized when events or changes in circumstances, such as the occurrence of significant adverse changes in the environment in which the Company’s business operates, indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable.  Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.  Impairment losses for goodwill and other intangible assets with indefinite useful lives are now determined as described below.

 Goodwill

Effective July 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”),which requires companies to stop amortizing goodwill and certain intangible assets with indefinite useful lives.  Instead, goodwill and intangible assets deemed to have an indefinite useful life are subject to an annual review for impairment.

 REVENUE RECOGNITION

We derive our revenues from business dining management, the sale of unitized meals, employment screening services and energy management.  We follow Staff Accounting Bulletin No. 101, “Revenue Recognition in
Financial Statements,” as amended.  We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectibility is probable.

Corporate Business Dining.   Host recognizes business dining revenues at the time the cafeteria and catering services are performed.  In addition, Host recognizes commissions on vending sales from third parties during the period in which the commissions are earned.

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2004 AND 2003

 NOTE 1 -

 BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

 REVENUE RECOGNITION(Continued)

Unitized Meals.  Most of Lindley’s unitized meals programs are awarded through a competitive bidding process for fixed priced contracts of various governmental agencies.  Lindley recognizes revenues generated by these senior feeding and school breakfast and lunch programs when the meals are delivered daily to the various congregate feeding sites and schools, respectively.

 Employment and Drug Screening.   SelectForce recognizes revenues from its employment screening and other related services when it has delivered the various investigative reports to the client.

Energy Management.  GlobalNet recognizes revenues from the sales of its computerized controllers and fan savers products when the equipment is installed and the products are delivered, respectively.  It will recognize aggregation revenues from services as an electricity buyer’s agent when the kilowatt usage for a respective period is determined by the customer’s electricity provider’s invoice.

 RESEARCH AND DEVELOPMENT

Research and development costs related to our GlobalNet operation are charged to expense when incurred.  The amount charged to expense for the year ended June 30, 2004 was $101,880.  There were no research and development costs incurred for the year ended June 30, 2003.

 INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax liabilities and assets are determined based on the temporary differences between the consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the estimated amount realizable.  The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets or liabilities.

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2004 AND 2003

 NOTE 1 -

 BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 NET LOSS PER COMMON SHARE

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of SFAS 128, “Earnings per Share.”  Basic earnings
(loss) per share is calculated by dividing net income or loss (including dividend requirements on the Company’s outstanding preferred stock) by the weighted average number of common shares outstanding during each period.

 Net loss per common share was computed based upon 3,471,749 and 2,178,234 weighted average number of common shares outstanding during the years ended June 30, 2004 and 2003, respectively.

The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants and the conversion of convertible securities, were issued during the period and appropriate adjustments were made for the application of the treasury stock method and the elimination of interest and other charges related to convertible securities.  Diluted earnings per common share are not presented as the potentially dilutive convertible preferred stock, stock options and stock warrants are anti-dilutive.

The August 11, 2003 preferred stock charge of $533,334, which represents the recorded discount resulting from the allocation of proceeds from the sale of the beneficial conversion feature at the date of issuance, and the
$28,800 preferred stock dividend declared have been added to the net loss of $4,919,317 for the year ended June 30, 2004 to calculate the net loss applicable to common stockholders of $5,481,451 and the corresponding net loss per common share of
$1.58.

Convertible preferred shares subject to future dilution totaled 266,667 and 700,000, shares under stock purchase options totaled 1,030,650 and 700,850, and shares under warrants totaled 2,710,422 and 1,600,412 at June 30,
2004 and 2003, respectively.

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2004 AND 2003

 NOTE 1 -

 BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 COMPREHENSIVE LOSS

Comprehensive loss, which is reported on the accompanying consolidated statement of changes in stockholders’ equity as a component of accumulated other comprehensive income, consists of net loss and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States of America, are excluded from net loss.  For the Company, comprehensive loss consisted of gains and losses on the Company’s interest rate swap agreement, which was unwound by the Company on August 5, 2003.

 SEGMENT INFORMATION

 The Company’s primary operating segments are the management of corporate dining (Host), the preparation of unitized meals (Lindley), screening services (Select) and energy management (GlobalNet).

 DERIVATIVE

The Company’s interest rate swap, which was carried at fair market value, was used to manage liquidity and interest rate exposure (see Note 9).  The Company entered into this agreement with a major financial institution.

In connection with the July 31, 2003 Modification and Reaffirmation Agreement, the Company unwound the interest rate swap agreement by paying the bank a swap breakage fee of $18,083, which represented the fair value of the interest rate swap on August 5, 2003.

 STOCK COMPENSATION PLANS

The Company accounts for stock option awards granted to officers, directors and employees (collectively “employees”) under the recognition and measurement principles of Accounting Principles Board Opinion No. 25,
“Accounting for Stock Issued to Employees” (“APB 25”).  Under APB 25, no stock-based employee compensation cost is reflected in net income, as all options granted to employees under these plans have been granted at no less than fair market value on the date of grant.  In accordance with the provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and related interpretations of the Emerging Issues Task Force (the “EITF”) of the
Financial Accounting Standards Board (the “FASB”), all other issuances of common stock, stock options or other equity instruments to employees and non employees as the consideration

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2004 AND 2003

 NOTE 1 -

 BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

 STOCK COMPENSATION PLANS (Continued)

for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured).  Generally, the fair value of any options, warrants or similar equity instruments issued will be estimated based on the Black-Scholes option-pricing model.  Such fair value is measured as of an appropriate date pursuant to the guidance in the consensus of the Emerging Issues
Task Force for EITF Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date performances by the other party is complete) and capitalized or expensed as if the Company had paid cash for the goods or services.

Had compensation cost for the Company’s stock option plans been determined in accordance with the fair value-based method prescribed under SFAS 123 and amortized over the vesting period, the Company’s net loss and net loss per share would have approximated the pro forma amounts indicated below:

 2004

 2003

 Net loss – as reported

 $

 (4,919,317)

 $

 (640,158)

 Deduct:  Total stock-based employee
   compensation determined under fair
   value based method for all awards,
   net of related tax effects

    (1,027,000)

       (188,000)

 Pro forma net loss

 (5,946,317)

 (828,158)

 Preferred stock dividends

   (562,134)

 -

 Pro forma net loss applicable to
   common stockholders

 $

 (6,508,451)

 $

 (828,158)

 Net loss per common share,
   as reported

 $

 (1.58)

 $

 (.29)

 Pro forma net loss per common share
   applicable to common stockholders

 $

 (1.87)

 $

 (.38)

The fair value of stock options used to compute pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:
dividend yield of 0% for 2004 and 2003; expected volatility of 77% for 2004 and 60% for 2003; average risk-free interest rate of 4.4% for 2004 and 3.4% for 2003; and an expected option holding period of 10 years for 2004 and 2003.

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2004 AND 2003

 NOTE 1 -

 BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

 RECLASSIFICATIONS

Certain reclassifications have been made to the 2003 amounts to conform to the 2004 presentations.  These reclassifications did not change the previously reported net loss or the total assets of the Company.

 RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”  This consensus provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services and rights to use assets into separate units of accounting.  The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The Company adopted this consensus in the quarter beginning July 1, 2003.  The transition provision allows either prospective application or a cumulative effect adjustment upon adoption.  The adoption of this consensus did not have a material effect on the Company’s results of operations.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), which amends SFAS 123 and to provide alternative methods of transition for entities that elect to switch to the fair value method of accounting for stock options in fiscal years ending after December 15, 2002.  The Company has not made such an election.  SFAS 148 also requires more prominent and detailed disclosures in annual and interim financial statements for stock-based compensation regardless of which method of accounting is selected.  The Company has included the additional disclosures required by SFAS 148 in Note 11 to the consolidated financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  The Company does not hold any material derivative instruments and does not conduct any significant hedging activities.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement requires that an issuer classify financial instruments that are within its scope as a liability.  Many of those instruments were classified as equity under previous guidance.  Most of the guidance in SFAS 150 was effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of the provisions of SFAS 150 did not have any impact on the Company’s consolidated financial statements.

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2004 AND 2003

 NOTE 1 -

 BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an
Interpretation of FASB Statements Nos. 5, 57 and 107 and a Rescission of FASB interpretation No. 34.”  FIN 45, among things, clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken.  The adoption of the initial recognition and measurement provisions of FIN 45 was required for guarantees issued or modified after December 31, 2002.  Such adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2003, the FASB issued revised FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN46R”).  FIN 46R requires the consolidation of an entity in which an enterprise absorbs a majority of the entity’s expected loses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity
(variable interest entities, or “VIEs”).  Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership or a majority voting interest in the entity.  FIN 46R is applicable for financial statements of public entities that have interests in VIEs or potential VIEs referred to as special-purpose entities for periods ending after December 31, 2003.  Applications by non-small business public entities for all interests in other types of entities are required in financial statements for periods ending after March 15, 2004.  Management is in the process of determining if FIN 46 and FIN 46R will have an impact on the Company.

 VENDOR CONSIDERATION

Consideration received from vendors is accounted for as an adjustment to the price of the vendor’s products or services are reported as a reduction of cost of revenues, following the provisions of the consensus reached in EITF No. 02-16, “Accounting by a Customer for Certain Consideration Received From a Vendor.”

 DEFERRED FINANCING COSTS

 Costs incurred in connection with obtaining the debt described in Note 8, have been deferred and are being amortized over the term of the related borrowings, using the straight-line method.

 ADVERTISING

 The Company expenses advertising costs when incurred.

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2004 AND 2003

 NOTE 2 -

 ACQUISITIONS

On December 23, 2003, the Company issued 550,000 shares of Host’s common stock valued at $1,958,000 in exchange for all of the outstanding shares of GlobalNet plus net liabilities assumed of $2,149,850.  In addition, the Company incurred acquisition expenses of $243,331, for a total purchase price of approximately $4,351,181. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition.  The value of the 550,000 shares was determined as of December 2, 2003, the date the merger agreement was executed.

GlobalNet markets, sells, installs and manages energy saving products and technology.  In addition, GlobalNet is a registered “aggregator” with the Public Utility Commission of Texas.  As a registered aggregator, GlobalNet is authorized to act as an electricity buyer’s agent and can join two or more customers into a single purchasing unit to negotiate the purchase of electricity on behalf of a customer group.  GlobalNet’s principal product consists of a computerized controller capable of reducing energy consumption and demand fluctuations of electrical inductive loads on motors and certain lighting systems.  GlobalNet is a party to a license/distributor agreement with EnergyNSync which provides
GlobalNet with the exclusive right to distribute the EnergyNSync energy products.  The agreement is contingent upon GlobalNet meeting minimum annual dollar volume purchase requirements measured on a quarterly basis.  In the event GlobalNet fails to meet the quarterly purchase requirements, the exclusive term shall terminate and the agreement shall automatically be amended and shall thereafter be non-exclusive for the non-exclusive term (6 months).  In the event that GlobalNet fails to meet the minimum annual purchase requirement during the non-exclusive term, EnergyNSync may give 30 days prior written notice to GlobalNet to terminate this agreement.  GlobalNet failed to meet its first quarterly measurement requirement; however, it has secured a waiver of this default from EnergyNSync.  The Company considered allocating the purchase price to the distribution agreement with EnergyNSync and/or to goodwill but determined that this recognition would not be appropriate due to the uncertainties surrounding GlobalNet’s ability to meet the purchase requirements under its distribution agreement, and the fact that GlobalNet has not executed contractual arrangements that provide reliable and objective evidence supporting future cash flows to recover these intangible assets.  As a result, the excess purchase price of $3,431,381 was written off in connection with the purchase price allocation and has been reflected as acquired in process research and development costs in the accompanying consolidated statement of operations for the year ended
June 30, 2004.

As a result of the acquisition of GlobalNet on December 23, 2003, Host is related to certain entities through common ownership.  Specifically, former GlobalNet shareholders who are now Host shareholders are principals in EnergyNSync and RS Services.  EnergyNSync is the owner of certain technology comprising the proprietary software used in the GlobalNet products.  EnergyNSync currently has a production agreement with KWM Electronics to install this software on the circuit boards used to manufacture the products that are sold by GlobalNet.  The president of KWM is the chief operating officer of GlobalNet.

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2004 AND 2003

 NOTE 2 -

 ACQUISITIONS (Continued)

EnergyNSync currently has these boards shipped to RS Services where final assembly of the control panels is completed.  The finished control panels are sold directly to GlobalNet by EnergyNSync.  RS Services currently does not have an agreement with GlobalNet; however, RS Services has performed site surveys and installations and has been paid by GlobalNet for these services. On September 29, 2004, Host entered into a merger agreement to acquire RS Services (see
Note 18).

 The purchase price of GlobalNet was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows:

 Cash

 $        66,893

 Accounts receivable

 645,183

 Other assets

 11,718

 Equipment

 196,006

 Intangible assets

 3,431,381

 Total assets purchased

 4,351,181

 Less, liabilities assumed:

       Current liabilities

 1,850,987

       Long-term debt

 298,863

             Total liabilities

 2,149,850

 Net assets acquired

 $  2,201,331

The intangible assets of $3,431,381 were assigned to research and development assets that were written off at the date of acquisition in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2
to Business Combinations Accounted for by the Purchase Method.”

The following information reflects the pro forma results of operations of the Company for the years ended June 30, 2004 and 2003 assuming that the GlobalNet acquisition had occurred at the beginning of the year:

 Year Ended
 June 30, 2004

 Year Ended
 June 30, 2003

 Net revenue

 $26,875,952

 $25,590,568

 Net loss

 (5,619,477)

 (1,340,023)

 Loss applicable to common stockholders*

 (6,181,611)

 (1,340,023)

 Loss per common share—basic and diluted

 $        (1.66)

 $        (0.49)

 *Includes $562,134 of preferred stock dividends and beneficial conversion charge for the year ended June 30, 2004

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2004 AND 2003

 NOTE 3 -

 GOODWILL

 The changes in the carrying amount of goodwill for the year ended June 30, 2004 by business segment were as follows:

 Unitized
 Meals

 Screening
 Services

 Total

 Balance, beginning of year

 $ 3,978,838

 $ 1,301,962

 $ 5,280,800

 Goodwill acquired during the year

 -

 -

 -

 Impairment loss

 -

 -

 -

 Balance, end of year

 $ 3,978,838

 $ 1,301,962

 $ 5,280,800

 The changes in the carrying amount of goodwill for the year ended June 30, 2003 by business segment were as follows:

 Unitized
 Meals

 Screening
 Services

 Total

 Balance, beginning of year

 $ 3,958,238

 $ 1,301,962

 $ 5,260,200

 Goodwill acquired during the year

 -

 -

 -

 Purchase price adjustment (Earnout EBITA) (see Note 13)

 141,600

 -

 141,600

 Impairment loss

 (121,000)

 -

 (121,000)

 Balance, end of year

 $ 3,978,838

 $ 1,301,962

 $ 5,280,800

As of June 30, 2004, Lindley’s goodwill for the unitized meals segment was tested for impairment by an independent valuation firm utilizing appropriate methodologies.  The screening services goodwill of Select was tested for impairment utilizing methodologies employed by management.  Based on the results of these tests, management has determined that there has not been any further impairment of goodwill.

 NOTE 4 -

 INTANGIBLE ASSETS

 A summary of the intangible assets as of June 30, 2004 is comprised as follows:

 Gross
 Carrying
 Amount

 Accumulated
 Amortization

 Net

 Customer lists

 $  880,000

 $  241,427

 $  638,573

 Patented technology

 411,798

 12,092

 399,706

 $1,291,798

 $  253,519

 $1,038,279

 Aggregate amortization of intangible assets for the years ended June 30, 2004 and 2003 totaled $85,468 and $73,375, respectively.

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2004 AND 2003

 NOTE 4 -

 INTANGIBLE ASSETS (Continued)

 Future amortization expense for each of the fiscal years succeeding June 30, 2004 is as follows:

 Year ending June 30,

 2005

 $   109,652

 2006

 109,652

 2007

 109,652

 2008

 109,652

 2009

 102,755

 2010 and thereafter

 496,916

 $1,038,279

 NOTE 5 -

 FINANCIAL INSTRUMENTS

 CONCENTRATIONS OF CREDIT RISK

 The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable.

 •

Cash – The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the federal depository insurance limit.  The Company has cash balances on deposit with banks, including restricted cash of $4,000,000, at June 30, 2004 that exceed federal depository insurance limits by approximately $8,368,000.

 •

Accounts receivable – One major customer comprised 16% of accounts receivable as of June 30, 2004.  Net revenues from individual customers which exceeded ten percent of total net revenues during the years ended
June 30, 2004 and 2003 were 25% (two customers) and 11% (one customer),respectively.  The Company reviews a customer’s credit history before extending credit and typically does not require collateral.  The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Such losses have been within management’s expectations.

 •

Accounts payable – Approximately 41% and 37% of the Company’s purchases for the years ended June 30, 2004 and 2003, respectively, were from two vendors and approximately 34% of accounts payable at
June 30, 2004 was due to the larger of those two vendors.

 FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards (SFAS) No. 107, “Fair Value of Financial Instruments,” requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable.  SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2004 AND 2003

 NOTE 5 -

 FINANCIAL INSTRUMENTS (Continued)

 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

 The carrying amount of the Company’s financial instruments approximates their fair value as outlined below:

 •

 Cash, accounts receivable, accounts payable and accrued expense – The carrying amounts approximate their fair value because of the short maturity of those instruments.

 •

 Note receivable – related party – The estimated fair value of the note receivable approximates the carrying amount due to the short-term nature of the instrument.

 •

 Long-term debt – The carrying amounts approximate their fair value as the interest rates on the debt approximate the Company’s current incremental borrowing rate.

 •

 Subordinated debt – The fair value is estimated by discounting the future cash flows using the current rates offered by lenders for similar borrowings with similar credit ratings.

 The Company’s financial instruments are held for other than trading purposes.

 NOTE 6 -

 EQUIPMENT AND IMPROVEMENTS

 A summary of property and equipment as of June 30, 2004 is as follows:

 Range of
 Estimated
 Useful Lives

 Equipment and fixtures

 3 to 5 yrs.

 $  1,791,019

 Vehicles

 3 to 5 yrs

 357,128

 Leasehold improvements

 Life of lease

 713,293

 2,861,440

 Less: accumulated depreciation and amortization

 1,754,577

 $  1,106,863

 Equipment includes amounts acquired under capital leases of $243,280, with related accumulated depreciation of $87,634.

 Depreciation and amortization expense for the years ended June 30, 2004 and 2003 totaled $308,037 and $323,676, respectively.

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2004 AND 2003

 NOTE 7 -

 BANK DEBT

On February 13, 2004, the Company paid in full the outstanding balances due.  The Company utilized a substantial portion of the net proceeds from the issuance of subordinated debt to liquidate its debt obligations with the bank.

 NOTE 8 -

 LONG-TERM DEBT

 Long-term debt consists of the following as of June 30, 2004:

Laurus Funds notes, net of unamortized debt discount of $1,994,000.  Fixed price convertible note “A” for $4,000,000, with a stated interest rate of prime plus 1%, matures in June 2007.  Fixed price convertible note “B” for $4,000,000 which has been placed in a restricted cash account and bearing interest equal to the interest received by the Company in the restricted cash account (net interest expense to the Company of 0.0%).  Amounts released from restricted cash will bear the interest rate for Note “A.”  These notes are secured by substantially all of the Company’s assets.

 $ 6,006,000

 Notes payable shareholder.  There are three outstanding promissory notes to a major shareholder.  These notes, which bear interest at 15%, mature in February, June and August 2006 (see Note 15).

 401,889

 Various capital leases payable at stated interest rates ranging to 18.0%, maturing through November 2006. The capital leases are secured by the related equipment.

 131,951

 Various vehicle notes payable at stated interest rates ranging to 11.0%, maturing through December 2008.  The notes are secured by the related vehicles.

 103,431

 Various equipment and other notes payable at stated interest rates ranging to 11.0%, maturing through June 2008.  The notes are secured by the related equipment.

 17,414

 6,660,685

 Less: current portion

  1,136,849

 $ 5,523,836

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2004 AND 2003

 NOTE 8 -

 LONG-TERM DEBT (Continued)

 Aggregate amount of maturities of long-term debt for each of the five fiscal years succeeding June 30, 2004 are as follows:

 Year ending June 30,

   2005

 $   1,136,849

   2006

 1,571,500

   2007

 5,909,028

   2008

 24,174

   2009

 13,134

 $   8,654,685

On June 23, 2004, the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. (“Laurus”).  The Company issued Laurus a secured convertible term note “A” (the
“Note A”) due June 23, 2007 in the principal amount of $4,000,000.  The Company also issued Laurus a secured convertible term note “B” (the “Note B”) due June 23, 2007 in the amount of $4,000,000, the proceeds of which have been placed in a restricted cash account under the dominion of Laurus.  The restricted cash may be released in an amount up to 50% of gross revenues to be earned from a customer upon delivery of customer contracts/purchase orders satisfactory to Laurus, subject to an effective registration statement as defined.  In addition, when certain amounts, as defined, are converted into common stock, an amount equal to the corresponding dollar amount that Note B has been reduced pursuant to such a conversion, cash will be released to the Company.  In connection with the agreement, the Company also issued a ten-year common stock purchase warrant, entitling Laurus to purchase 300,000 and 150,000 shares of common stock at $5.98 and $6.23 per share, respectively.

The principal and unpaid interest on Notes A and B are obligated by the holder to be converted into shares of the Company’s common stock, at an initial “Fixed Conversion Price” of $5.03 and $5.48 per share, respectively,  if the average closing price of the common stock is greater than 110% of the Fixed Conversion Price for the five (5) trading days immediately preceding the monthly repayment date as defined, provided, that such conversions shall not exceed twenty-five percent (25%) of the aggregate dollar trading volume of the common stock for the twenty-two (22) trading day trading period immediately preceding delivery of a notice of conversion to the Company.  Any portion of the monthly principal amount due on a repayment date that is not converted into shares of common shall be paid by the Company in cash on that date at the rate of 102% of the principal portion due.

The Company recorded an aggregate discount of $1,994,000 for the fair value of the 450,000 warrants issued.  This discount will be amortized over the period of the related debt using the straight-line method.
Amortization of the discount will begin in July 2004.

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2004 AND 2003

 NOTE 8 -

 LONG-TERM DEBT (Continued)

Note A bears interest at the prime rate as defined, plus 1%, which is subject to reduction if the market price of the Company’s common stock exceeds certain designated thresholds.  Note A also provides for monthly principal amortization, commencing on January 1, 2005, of $129,032, plus accrued interest, per month, with the balance payable on the maturity date.  Note B bears interest at 1% until such time as it becomes no longer subject to the restricted account then interest is calculated on the same terms as Note A.  Both notes are for a term of three years and are collateralized by a first lien security interest on all of the assets of the Company, including a cash collateral account that was funded with $4,000,000 of the proceeds of Note B and is subject to release to the Company as previously indicated above, and a pledge of all shares of Company subsidiaries owned and to be acquired.

In connection with the transaction, the Company paid fees of 10% of the total gross proceeds as follows:  Laurus received $280,000 (3.5% of the total gross proceeds) and H.C. Wainwright & Co., Inc.
(“HCW”), the placement agent, received $520,000 (6.5% of the total gross proceeds).  In addition, HCW is entitled to receive warrants to purchase 197,516 shares of the Company’s common stock at a weighted average exercise price of $5.43 per share and are exercisable for five years after the date of issuance, unless otherwise extended by the Company.  The Company determined the fair value of these warrants of $707,000 by using the Black-Scholes pricing model with the following assumptions:
dividend yield of 0%; expected volatility of 77%; average risk-free interest rate of 4.35%; and an expected holding period of 5 years.  The Company included the fair value of these warrants in deferred financing costs which will be amortized over the period of the related debt using the straight-line method.

 NOTE 9 -

 INTEREST RATE SWAP

The Company entered into an interest rate swap agreement on July 31, 2000 effectively replacing variable interest payments (LIBOR + 2.5%) with fixed interest payments (9.77%) in order to hedge against the changes in the amount of future cash flows associated with payments on variable rate debt.  On August 5, 2003, the Company paid the bank $18,083 to unwind the swap agreement pursuant to the July 31, 2003 Modification and Reaffirmation Agreement.  The changes in the fair value of the swap agreement are included in comprehensive loss.

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2004 AND 2003

 NOTE 10 -

 SUBORDINATED DEBT

On November 1, 2002, the Company commenced a private placement offering of $1,500,000 or sixty units at $25,000 per unit.  Each unit consisted of one 12% unsecured promissory note in the amount of $25,000 due
January 31, 2008 and a warrant to purchase 7,080 shares of common stock at an exercise price of $2.00 per share, exercisable from December 31, 2003 until January 31, 2008.  Interest began to accrue on January 1, 2003 and is payable
semi-annually on June 30 and December 31.    Host filed  an S-3 registrationstatement to register the shares of common stock underlying the warrants on November 6, 2003.  The units were offered and sold on a “best efforts” basis on behalf of Host by a licensed NASD broker-dealer (“Selling Agent”).  Host paid the Selling Agent a commission of 10% of the gross proceeds from the units sold.  A registered representative of the Selling
Agent is a major shareholder of the Company.  Officers and directors of Host also offered and sold units but no commissions or other remuneration were paid to these individuals.  The principal balance of the subordinated notes payable to officers, directors, and other affiliated persons totaled $500,000 at June 30, 2004.  These notes are subordinate to the Company’s borrowings under its Securities Purchase Agreement with the Laurus Master Fund, Ltd.

The Company sold a total of 59 units and received gross proceeds of $1,475,000 from the offering and it issued warrants to purchase 417,720 shares.  The Company applied $965,000 of the proceeds against its Revolving Line of Credit.  The Company paid $122,500 to the Selling Agent for commissions in connection with the 49 units that were sold by the Selling Agent.  The fair value of the warrants of $434,000 has been recorded as discount, resulting in a reduction in the carrying value of the related debt.  The discount is being amortized on a straight-line basis over the period of the related debt.  Amortization of the discount amounted to $86,800 and $43,400 for the years ended June 30, 2004 and 2003, respectively.  The carrying value of the 12% note was $1,171,200, net of unamortized discount of $303,800 at June 30, 2004.

On January 8, 2004, the Company commenced a private placement offering of $2,000,000 or eighty units at $25,000 per unit.  Each unit consisted of one 7.5% unsecured promissory note in the amount of $25,000 due
January 31, 2009 and warrants to purchase 7,500 shares of common stock at an exercise price of $10.00 per share, exercisable from December 31, 2004 until January 31, 2009.  Interest began to accrue from the date of issuance, payable semi-annually on June 30 and December 31.  Host is obligated to file an S-3 registration statement to register the shares of common stock underlying the warrants before December 31, 2004.  The units were offered and sold on a “best efforts”
basis on behalf of Host by a licensed NASD broker-dealer (“Selling Agent”).  Host paid the Selling Agent a commission of 10% of the gross proceeds from the units sold by it.  A registered representative of the Selling Agent is a major shareholder of the Company.  Officers and directors of Host also offered and sold units but no commissions or other remuneration were paid to these individuals.  Subordinated notes payable to directors and other affiliated persons totaled $150,000 at
June 30, 2004.  These notes are subordinate to the Company’s borrowings under its Securities Purchase Agreement with the Laurus Master Fund, Ltd.

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2004 AND 2003

 NOTE 10 -

 SUBORDINATED DEBT (Continued)

The Company sold a total of 80 units and received gross proceeds of $2,000,000 from the offering and issued warrants to purchase 600,000 shares.  The Company used $1,310,000 of the proceeds to repay its demand and term notes payable obligations and paid $192,500 to the Selling Agent for commissions in connection with the 77 units that were sold by the Selling Agent.  The Selling Agent also received 57,750 warrants to purchase Host’s common stock at an exercise price of
$10.00 per share, exercisable from December 31, 2004 until January 31, 2009.  The fair value of the warrants of $285,340 has been recorded as discount, resulting in a reduction in the carrying value of the related debt.  This discount is being
amortized on a straight-line basis over the period of the related debt.   Amortization of the discount amounted to $21,191 for the year ended June 30, 2004.  The carrying value of the 7.5% note was $1,757,190, net of unamortized discount of $242,810 at
June 30, 2004.

 NOTE 11 -

 STOCKHOLDERS’ EQUITY

 STOCK OPTIONS

In August 1997, the Company granted stock purchase options to certain officers and directors of the Company, extending the right to purchase up to 12,000 shares of the Company’s common stock at an exercise price determined by the Company’s Board of Directors to be $5.00 per share.

In August 1998, the Company adopted the 1998 Stock Option Plan reserving 200,000 shares of the Company’s common stock for issuance pursuant to options at an exercise price equal to the market value at the date of grant.

In September 2000, the Company adopted the 2000 Stock Option Plan reserving 500,000 shares of the Company’s common stock for issuance pursuant to options at an exercise price equal to the market value at the date of grant.

On March 26, 2003, the Company adopted the 2003 Stock Option Plan reserving 500,000 shares of the Company’s common stock for issuance pursuant to options at an exercise price equal to the market value at the date of grant.

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2004 AND 2003

 NOTE 11 -

 STOCKHOLDERS’ EQUITY (Continued)

The Company issued 77,750 shares of common stock for options exercised during the fiscal year ended June 30, 2004.  The Company received $167,206 in gross proceeds from these options, which were exercised at various prices ranging from $2.00 to $2.69 per share.

A summary of the status of the Company’s stock options and changes during each year is presented below.  In all instances, the exercise price of the options approximates the market price of the stock on the grant date:

            June 30, 2004

            June 30, 2003

 Outstanding

      Price

  Weighted
  Average
  Exercise
    Price

 Outstanding

      Price

  Weighted
  Average
  Exercise
    Price

 Outstanding at beginning of year

    700,850

 $2.00 - 5.00

 $      2.54

 488,350

 $2.00 - 5.00

 $      2.77

 Granted

    407,550

 $5.82 - 7.40

 7.22

 212,500

             2.00

         2.00

 Exercised

      77,750

 $2.00 - 2.69

         2.15

             -

                  -

                -

 Canceled

               -

                    -

               -

             -

                  -

               -

 Outstanding at end of year

 1,030,650

 $2.00 - 7.40

 $      4.42

 700,850

 $2.00 - 5.00

 $      2.54

 Weighted average fair value of
   options issued during the year

 $    5.97

 $    1.77

 The following table summarizes information about the stock options outstanding at June 30, 2004:

 Options Outstanding

 Options Exercisable

 Range of
 Exercise
 Prices

 Number
 Outstanding
 at 6/30/04

 Weighted Avg.
 Remaining
 Contractual Life

 Weighted
 Avg. Exercise
 Price

 Number
 Exercisable at
 6/30/04

 Weighted
 Avg. Exercise
 Price

 $2.00 to $2.6875

 526,100

 7.38 years

 $2.30

 526,100

 $2.30

 $4.00 to $5.00

 97,000

 5.54 years

 $4.12

 97,000

 $4.12

 $5.82

 3,800

 9.33 years

 $5.82

 3,800

 $5.82

 $7.05 to $7.40

 403,750

 9.73 years

 $7.24

 403,750

 $7.24

 1,030,650

 1,030,650

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2004 AND 2003

 NOTE 11 -

 STOCKHOLDERS’ EQUITY (Continued)

 PREFERRED STOCK

The Company had issued 700,000 shares of series A preferred stock to certain officers and directors of the Company.  Each share of series A preferred stock was automatically convertible, at no additional cost to the holder into one share of common stock in July 2003.  On July 21, 2003, the Company converted 700,000 shares of series A preferred stock into 700,000 shares of its common stock.

On August 5, 2003, the Board of Directors of Host authorized and approved the designation, issuance and sale of 266,667 shares of series B convertible preferred stock (the “series B stock”).  On
August 11, 2003, Host privately offered and sold 266,667 shares of the series B stock to an individual investor for an aggregate purchase price of $400,000, or $1.50 per share.

The series B stock has various preferences and conversion rights, including the right to receive a cumulative distribution at the rate of 8% per share per annum, payable semi-annually on or before the last day of Host’s fiscal quarters ending December 31 and June 30.  Accordingly, the Company recorded a $28,800 dividend liability in accrued expenses and other which has been reflected as an increase to the accumulated deficit during the fiscal year ended June 30,
2004.  Furthermore, the series B stock is convertible for a period of five years from the issue date into shares of Host’s common stock according to the conversion ratio set forth in the Articles of Amendment to the Articles of Incorporation of Host, which were filed with the Colorado Secretary of State on August 11, 2003.  The conversion price will initially be equal to the purchase price as defined, subject to anti-dilution provisions.  Except as require by law, the series B stock will vote together with the common stock.  Each series B share shall have a right to that number of votes equal to the number of shares of common stock issuable, upon conversion of such stock.

The difference between the purchase price and the fair value of the common stock into which the series B stock is convertible of $533,334 is a beneficial conversion feature that is analogous to a dividend on the series B stock and therefore has been reflected as an increase to the accumulated deficit and additional paid-in capital and an increase in the net loss applicable to common stock during the fiscal year ended June 30, 2004.

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

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2004 AND 2003

 NOTE 11 -

 STOCKHOLDERS’ EQUITY (Continued)

The Company received gross proceeds of $2,500,000 from the offering, which closed on December 19, 2003.  The Company paid $242,500 to the Selling Agent for commissions in connection with this offering.  The
Company also incurred other expenses in connection with this offering of $42,283.  In connection with the number of shares it sold, the Selling Agent also received warrants to purchase 48,500 shares of common stock at an exercise price of $5.50 per share which expire on October 1, 2008.

On December 16, 2003, the Company issued 5,157 shares of common stock with a value of $11,396 in connection with the 401K plan’s employee stock match provision.  The required company share match is determined based upon a formula.  The applicable valuation date was December 31, 2002.  Effective January 1, 2003, the Company changed from a stock to a cash match.

The Company issued 77,750 shares of common stock for options exercised during the fiscal year ended June 30, 2004.  The Company received $167,206 in gross proceeds from these options, which were exercised at various prices ranging from $2.00 to $2.69 per share.

 WARRANTS

On July 21, 1998, the Company issued warrants to purchase 1,150,000 shares of the Company’s common stock.  The warrants were exercisable at any time through July 21, 2003, at an exercise price of $5.50 per share, unless extended.  On July 21, 2001, the Company issued warrants to purchase 32,692 shares of the Company’s common stock.  The warrants were exercisable until July 21, 2003, at an exercise price of $5.50 per share, unless extended.  On March 26, 2003, the Company’s Board of Directors approved the extension of the expiration date of all of the above warrants until July 21, 2005.  The exercise price of $5.50 per share and other terms of the warrants remain unchanged.  On November 1, 2002, the Company issued 417,720 warrants in connection with the private placement of subordinated debt.  The warrants are exercisable until January 31, 2008, at an exercise price of $2.00 per share, unless extended
(see Note 10).

On October 1, 2003, the Company issued 48,500 warrants to the Selling Agent in connection with the private placement of common stock.  The warrants are exercisable for a period of five years, at an exercise price of
$5.50 per share, unless extended.  On January 12, 2004, the Company issued 600,000 warrants in connection with a private placement of subordinated debt.  In addition, the Company issued 57,750 warrants to the Selling Agent in connection with this private placement of subordinated debt.  The warrants are exercisable until January 31, 2009, at an exercise price of $10.00 per share, unless extended (see Note 10).  On June 25, 2004, the Company issued 450,000 warrants in connection with its financing with Laurus Master Funds, Ltd.  These warrants are exercisable for a period of ten years, at exercise prices of $5.98 and $6.23 for 300,000 and 150,000 warrants, respectively (see Note 8).

The Company issued 46,240 shares of common stock in connection with the exercise of non-publicly traded warrants during the fiscal year ended June 30, 2004.  The Company received $179,980 in gross proceeds from the exercise of these warrants, which were exercised at $2.00 and $5.50 per share.

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2004 AND 2003

 NOTE 11 -

 STOCKHOLDERS’ EQUITY (Continued)

 WARRANTS  (Continued)

 The following table summarizes information about the warrants outstanding at June 30, 2004:

 Range of
 Exercise Prices

 Number
 Outstanding
 at 6/30/04

 Weighted Avg.
 Exercise Price

 $2.00

 396,480

 $2.00

 $5.50 to $5.98

 1,506,192

 $5.60

 $6.23

 150,000

 $6.23

 $10.00

 657,750

 $10.00

 2,710,422

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2004 AND 2003

 NOTE 12 -

 INCOME TAXES

 The provision for income taxes consists of current state income taxes of $36,000 and $38,000 for the years ended June 30, 2004 and 2003, respectively.

 The Company has federal net operating loss carryforwards of approximately $2,658,000  expiring through fiscal 2024.

 Expected tax expense based on the federal statutory rate is reconciled with the actual expense for the years ended June 30, 2004 and 2003 as follows:

 2004

 2003

 Statutory federal income tax

 34%

 34%

 Valuation allowance on net deferred tax assets

 (34)%

 (34)%

 0%

 0%

 The components of the deferred tax asset, which is included in other assets in the accompanying consolidated balance sheet, as of June 30, 2004 is as follows:

 2004

 Deferred tax assets:

    Net operating loss – federal

 $   959,000

    Net operating loss – state

 173,000

    Allowance for doubtful accounts

 11,000

    Valuation allowance

 (1,113,000)

       Total deferred tax asset

 $     30,000

The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.”  The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.  For the years ended June 30, 2004 and 2003, the Company decreased the valuation allowance by approximately $500,000 and increased the valuation allowance by approximately $180,000, respectively.

 NOTE 13 -

 COMMITMENTS AND CONTINGENCIES

 OPERATING LEASES

The Company has several non cancelable operating leases for its office, production and warehouse facilities, including a lease with a related party (see Note 15). Rent expense charged to operations aggregated $479,471 and $335,121 for the years ended June 30, 2004 and 2003, respectively.

The Company is also leasing various vehicles and equipment under certain other operating leases which expire within one to six years.  Rent expense for these operating leases for equipment aggregated $248,031 and $246,086 for the years ended June 30, 2004 and 2003, respectively.

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2004 AND 2003

 NOTE 13 -

 COMMITMENTS AND CONTINGENCIES (Continued)

 Future minimum lease payments on all non cancelable operating leases for each of the fiscal years succeeding June 30, 2004 are as follows:

 Year ending June 30,

 2005

 $       682,128

 2006

 624,475

 2007

 534,918

 2008

 411,181

 2009

 511,438

 2010 and thereafter

 514,612

 $    3,278,752

 EMPLOYMENT CONTRACTS

The Company has five-year employment agreements with two of its officers extending through February 2007.  Under the terms of the agreements, the President and Vice President of the Company are to receive annual salaries of $154,000 and $149,000, respectively, which may be increased by the Company’s Compensation Committee or the Board of Directors, but shall not be decreased without the consent of the employee.  Both individuals receive an expense account, an automobile expense allowance, related business expenses and all other benefits afforded other employees.  In addition, their employment contracts have severance pay provisions which provide for the payment of salary and fringe benefits for a period of up to two years depending on whether the termination was voluntary or involuntary.  The Company also provides health, disability and life insurance to each of these individuals.  On June 18, 2004, the annual salaries of the President and Vice President were increased to $172,000 and $166,000, respectively.

In connection with the July 31, 2000 acquisition of Lindley, the Company entered into four-year employment agreements with the President and Vice President of Lindley.  Both individuals receive an expense account, an automobile expense allowance, related business expenses and all other benefits afforded other employees.  The Company also provides health and disability insurance to each of these individuals.  In accordance with the terms of their employment contract, the officers were each entitled to an initial salary of $135,000 per year to be increased annually by five (5) percent.  On August 1, 2004, the annual salaries of thePresident and Vice President of Lindley were increased to $164,000 in accordance with the terms of their employment agreements.

On March 28, 2002, the Company entered into a three year employment agreement with the President of Select.  The terms of the contract provide for an expense account, automobile expense allowance, related business expenses and all other benefits afforded senior management.  The Company also provides health and disability insurance to this individual.  In accordance with the terms of the contract, the President of Select was entitled to an initial annual salary of
$82,240, which was increased to $86,528 in May 2003. The President is also eligible to receive an incentive bonus based upon the performance of the Select operation.

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2004 AND 2003

 NOTE 13 -

 COMMITMENTS AND CONTINGENCIES (Continued)

 EARNOUT EBITA

In accordance with the Lindley acquisition, Host was obligated to pay the Sellers of Lindley an “Earnout EBITA” equal to a ten percent (10%) earnings interest (“Earnout Percentage Points”) multiplied by the product of 2.25 times Earnout EBITA.  The ultimate payment has been calculated in accordance with a formula based upon the Lindley operations over a two (2) year period, ending June 30 of the particular exercised two (2) year period.  In accordance with the terms of the acquisition agreement, the Sellers elected to exercise the 5% maximum Earnout EBITA for the two (2) year periods ended June 30, 2003 and 2002.  Earnout EBITA totaling $141,600 and $231,100 for the years ended June 30, 2003 and 2002, respectively, is considered to be additional purchase price and, therefore, has been recorded as goodwill in the accompanying consolidated balance sheet.

The amount due to the Sellers in connection with the Earnout EBITA, totaled $118,100 as of June 30, 2004, and is reflected in accrued expenses and other in the accompanying consolidated balance sheet.  Although this obligation is due on demand, the Company is repaying this obligation in monthly installments of $11,800 plus 12% interest.

 LEGAL MATTERS

On August 25, 2004, a claim was filed for the alleged breach of employment agreements with two former Host employees when Host terminated such agreements; that Host allegedly breached a written contract to purchase from the claimants the exclusive right to manufacture, market, distribute and sell a product known as the “Fansaver” product in exchange for Host common stock and the three-year employment agreements; and that Host and GlobalNet allegedly engaged in securities fraud, fraud and deceit, and unfair competition in the transaction with the claimants.  The claimants are seeking damages of at least $250,000 each.  The Company is assessing the merits of the claim and intends to vigorously defend itself in this matter.  The Company does not believe any reserves are currently necessary.

The Company is also a party to various other claims and matters of litigation incidental to the normal course of its business.  Management believes that the final resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2004 AND 2003

 NOTE 13 -

 COMMITMENTS AND CONTINGENCIES (Continued)

 LETTER OF INTENT

On June 4, 2004, Host entered into a Letter of Intent (“LOI”) with Food Brokers, Inc. (“Food Brokers”).  The LOI provides for the acquisition of certain of the assets owned by Food Brokers, including, without limitation, machinery and equipment, rights to executory contracts and bids, customer lists, etc.  in exchange for a purchase price of $1,200,000 to be paid as follows:  (i) $15,000 in nonrefundable cash deposits prior to the closing; (ii) $280,000 in cash at the closing; (iii) also, at the closing, Host would deliver a promissory note to Food Brokers which would have a principal amount of $655,000, at an interest rate of 7.5% per annum and mature on October 1,
2008.  The note would provide for principal payments of $220,000 during the first eight months and, commencing on the 13th month following the closing date, Host would make equal monthly payments of principal and interest on the outstanding principal balance of the loan based on a 15-year amortization schedule.

At the closing, Host would also deposit with a mutually acceptable escrow agent, the sum of $250,000 until repayment of the promissory note in order to secure the performance of Food Broker’s obligations under the loan;
and (iv) sufficient shares of Host’s common stock to equal $250,000, based on the average market closing price as quoted on the NASDAQ Small Cap Market for the ten (10) consecutive business days prior to the date of closing.  The shares are subject to transfer and sale restrictions commencing on the closing date and extending until twelve (12) months (for the number of shares with an allocated value at closing of $100,000) and eighteen (18) months (for the remaining number of shares with an allocated value at closing of $150,000) after the closing date (each a “Lock-Up Period”).  The shares will be subject to a Registration Rights Agreement.  At the closing, Food Brokers would execute a six-year non-competition agreement in favor of Host covering the entire country.

The acquisition, if consummated will be accounted for using the purchase method of accounting and, accordingly, the purchase price will be allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition.

 NOTE 14 -

 401K PLAN

The Company maintains a 401(k) defined contribution plan which covers all participating employees who have a minimum of one year of service.  Effective January 1, 2003, the Company began providing a cash match benefit at the rate of five percent of the participating employees’ gross contributions.  Employees become fully vested in the Company’s contribution after six years of service.  The Company’s contribution for the years ended June 30,
2004 and 2003 totaled $33,796 and $34,828, respectively.

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2004 AND 2003

 NOTE 15 -

 RELATED PARTY TRANSACTIONS

The Company leases land and real property from a partnership owned by certain employees/stockholders under a lease agreement expiring on March 31, 2005.  Rent expense totaled $36,000 for the years ended June 30,
2004 and 2003.

 Future minimum lease payments under the related party lease for each of the fiscal years succeeding June 30, 2004 are $27,000 for the year ending June 30, 2005.

 The Company is obligated to certain officers, directors, and affiliated persons in the amount of $650,000 in connection with the private placements of subordinated debt (see Note 10).

 In accordance with the terms of the Lindley acquisition, Host is obligated to pay the Sellers of Lindley, the President and Executive Vice President of Lindley, an “Earnout EBITA” (see Note 13).

On August 5, 2003, the Board of Directors of Host authorized and approved the designation, issuance and sale of series B convertible preferred stock (the “series B stock”), a newly-created series of
Host’s preferred stock.  On August 11, 2003, Host privately offered and sold 266,667 shares of the series B stock to an individual investor, who is also a major shareholder of Host, for an aggregate purchase price of $400,000, or $1.50 per share
(see Note 11).

A major shareholder of Host, who was also a principal shareholder of GlobalNet, provided GlobalNet with debt financing, which was assumed by Host as a result of the acquisition (see Note 2).  As of June 30,
2004, there are three outstanding promissory notes with a total balance due of $401,889 (see Note 8).  These notes, which bear interest at 15%, mature in February, June and August 2006.  On July 7, 2004, Host paid in full the balance of $280,640 on the note with an original maturity date of February 21, 2006.

On February 11, 2004, KWM Electronics borrowed $125,000 from GlobalNet.  Accordingly, KWM issued a promissory note to GlobalNet in the amount of $125,000, which bears interest at 7.5% and has a maturity date of
August 11, 2004.  On August 10, 2004, the Board of Directors for Host America Corporation authorized the extension of the KWM note until the date that Host and KWM sign an asset purchase agreement or June 30, 2005, whichever is sooner.
GlobalNet recorded $3,642 of interest income on this note for the period from February 11, 2004 to June 30, 2004.  The president of KWM is also the chief operating officer of GlobalNet.

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2004 AND 2003

 NOTE 16 -

 INDUSTRY SEGMENT INFORMATION

The Company has four major reportable segments: the business dining segment which is operated by Host, and the unitized meals, screening services and energy management segments which are operated by Host’s three wholly-owned subsidiaries Lindley, Select and GlobalNet, respectively.  The segments were determined based on the components of the Company’s business that are evaluated separately by management. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

 Business segment financial information as of and for the year ended June 30, 2004 is as follows:

 Business
 Dining

 Unitized
 Meals

 Screening
 Services

 Energy*
 Management

 Total

 Eliminations

 Consolidated

 Sales to unaffiliated customers

 $

 12,826,036

 $

 12,059,049

 $

 1,892,191

 $

 58,330

 $

 26,835,606

 $

 (8,109)

 $

 26,827,497

 Segment (loss) profit

 (588,481)

 79,072

 147,374

 (4,557,282)

 (4,919,317)

 -

 (4,919,317)

 Depreciation and amortization

 88,775

 211,713

 33,417

 59,600

 393,505

 -

 393,505

 Provision for income taxes

 10,000

 15,000

 11,000

 -

 36,000

 -

 36,000

 Segment assets

 10,673,595

 7,860,342

 1,814,355

 1,305,865

 21,654,157

 -

 21,654,157

 Business segment financial information as of and for the year ended June 30, 2003 is as follows:

 Business
 Dining

 Unitized
 Meals

 Screening
 Services

 Total

 Eliminations

 Consolidated

 Sales to unaffiliated customers

 $

 11,560,455

 $

 11,880,606

 $

 1,765,779

 $

 25,206,840

 $

 (8,255)

 $

 25,198,585

 Segment (loss) profit

 (490,298)

 (230,819)

 80,959

 (640,158)

 -

 (640,158)

 Depreciation and amortization

 200,863

 162,886

 33,302

 397,051

 -

 397,051

 Provision for income taxes

 6,000

 23,000

 9,000

 38,000

 -

 38,000

 Segment assets

 1,358,912

 7,944,936

 1,887,449

 11,191,297

 -

 11,191,297

 *Income (loss) data from the date of acquisition (December 23, 2003) through June 30, 2004.

 HOST AMERICA CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 JUNE 30, 2004 AND 2003

 NOTE 17 -

 OPERATIONS

The Company incurred a net loss of $4,919,317 for the year ended June 30, 2004. The loss included the write-off of acquired in process research and development costs of $3,431,381 in connection with the GlobalNet purchase. In addition to the acquired in process research and development costs, GlobalNet, which is in its developmental stages, incurred a net operating loss of $1,125,901 from December 23, 2003 (the date of acquisition) to June 30, 2004.

The Company plans to improve profitability through the addition of new business dining accounts, elderly nutrition programs, further growth in its employment and drug screening revenues and the promotion of its energy management segment.  The Company also plans to continue its efforts to identify ways of reducing costs and to increase liquidity through additional debt and equity financing.  In addition, the Company recently signed a Letter of Intent to purchase certain assets of Food Brokers, Inc. (see Note 13) and entered into a merger agreement to acquire RS Services, Inc. (see Note 18).  The completion of these transactions is expected to further enhance the Company’s profitability and cash flow.

 NOTE 18 -

 SUBSEQUENT EVENT

 MERGER AGREEMENT

On September 29, 2004, Host entered into a merger agreement with RS Services, Inc. (“RS”) pursuant to which RS will become a wholly-owned subsidiary of Host.  The merger agreement provides that at closing, Host will acquire the outstanding shares of RS in exchange for $200,000 in cash and 431,777 shares of Host’s common stock with an approximate fair value of $2,262,500.  In addition, the agreement has an earn-out provision which provides for the potential issuance of another $1,745,000 of Host’s common stock and $400,000 in cash as follows: if GlobalNet generates $20,000,000, $30,000,000 and $40,000,000 in sales over the period of time as defined in the agreement, the existing shareholders of RS will be entitled to $872,500 of Host’s common stock and $200,000 in cash, $336,250 in common stock and $200,000 in cash and $536,250 in Host’s common stock, respectively.  RS is located in Duncan, Oklahoma and is a specialized electrical installation company, licensed in twenty-nine states, which installs energy saving devices and controls.

The merger agreement is subject to Host’s shareholder approval and the filing of a definitive proxy statement with the Securities and Exchange Commission in connection with the annual meeting of shareholders.  The transaction is expected to be completed and the closing to occur in the second quarter of Host’s 2005 fiscal year and will be accounted for as a purchase.