Form 10-Q
period 2004-09-30
HOST AMERICA CORP
filed 2004-11-15
CIK 809012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number: 0-16196

HOST AMERICA CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	06-1168423
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2 Broadway Hamden, Connecticut	06518-2697
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (203) 248-4100

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☐  No  ☒

On November 12, 2004, there were 4,127,491 shares of the registrant’s common stock, $.001 par value, outstanding.

HOST AMERICA CORPORATION AND SUBSIDIARIES
SEPTEMBER 30, 2004 FORM 10-Q
INDEX

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2004 (Unaudited)	June 30, 2004 (Audited)

CURRENT ASSETS
Cash	$2,338,970	$3,891,201
Accounts receivable, net	3,078,846	2,902,835
Inventories	967,427	1,055,865
Notes receivable – related party	165,000	125,000
Prepaid expenses and other current assets	549,575	178,257

Total current assets	7,099,818	8,153,158

EQUIPMENT AND IMPROVEMENTS, net	1,102,230	1,106,863

OTHER ASSETS
Other	208,931	179,947
Cash – restricted	4,000,000	4,000,000
Deferred financing costs, net	1,757,102	1,895,110
Intangible assets, net	1,010,758	1,038,279
Goodwill, net	5,280,800	5,280,800

	12,257,591	12,394,136

TOTALS	$20,459,639	$21,654,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$980,773	$1,136,849
Accounts payable	2,382,828	2,436,869
Accrued expenses	785,941	681,370

Total current liabilities	4,149,542	4,255,088

LONG-TERM LIABILITIES
Long-term debt, less current portion	5,543,948	5,523,836
Subordinated debt	2,963,098	2,928,390

	8,507,046	8,452,226

Total liabilities	12,656,588	12,707,314

CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 2,000,000 shares authorized	-	-
Preferred stock, Series B, $.001 par value, 266,667 shares designated and outstanding	267	267
Common stock, $.001 par value, 80,000,000 shares authorized; 4,127,491 and 4,117,491 outstanding at September 30 and June 30, 2004, respectively	4,128	4,118
Additional paid-in capital	20,199,808	20,149,518
Accumulated deficit	(12,401,152)	(11,207,060)

Total stockholders’ equity	7,803,051	8,946,843

TOTALS	$20,459,639	$21,654,157

See accompanying notes to the condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

	2004	2003

NET REVENUES	$7,068,632	$6,513,010

OPERATING COSTS AND EXPENSES
Cost of revenues	5,991,069	5,519,581
Selling, general and administrative expenses	1,591,287	927,899
Depreciation and amortization	117,565	82,176
Research and development costs	9,156	-

	7,709,077	6,529,656

Loss from operations	(640,445)	(16,646)

OTHER INCOME (EXPENSE)
Other income (expense)	(13,154)	1,655
Amortization of deferred financing costs	(151,967)	(6,344)
Amortization of debt discount	(200,875)	(21,700)
Interest expense	(164,650)	(78,838)

	(530,646)	(105,227)

Loss before provision for income taxes	(1,171,091)	(121,873)

PROVISION FOR INCOME TAXES	15,000	5,000

Net loss	(1,186,091)	(126,873)
Preferred stock dividends, including charges for beneficial conversion	(8,001)	(533,334)

Loss applicable to common stockholders	$(1,194,092)	$(660,207)

Basic and diluted loss per common share	$(0.29)	$(0.24)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,118,983	2,753,430

See accompanying notes to the condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,186,091)	$(126,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117,565	88,520
Amortization of deferred financing costs	151,967	6,344
Amortization of debt discount	200,875	21,700
Interest expense pursuant to stock issuance	20,300	-
Loss on disposal of equipment and improvements	20,688	-
Changes in operating assets and liabilities	(445,346)	(284,127)

Net cash used in operating activities	(1,120,042)	(294,436)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment and improvements	(45,277)	(28,954)
Issuance of note receivable – related party	(40,000)	-

Net cash used in investing activities	(85,277)	(28,954)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net	-	379,940
Proceeds from issuance of common stock, net	-	108,510
Deferred financing costs	(13,960)	-
Principal payments on long-term debt	(332,952)	(111,729)

Net cash (used in) provided by financing activities	(346,912)	376,721

NET (DECREASE) INCREASE IN CASH	(1,552,231)	53,331

CASH, beginning of period	3,891,201	574,528

CASH, end of period	$2,338,970	$627,859

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Equipment acquired through assumption of notes payable and capital leases	$60,821	$24,380
Issuance of common stock in payment of long-term debt	30,000	-
Dividends on preferred stock, including beneficial conversion charge	8,001	533,334

See accompanying notes to the condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Host America Corporation (“Host”) was incorporated in Delaware on February 6, 1986 with the name University Dining Services, Inc.  On March 9, 1998, Host filed a certificate of amendment changing its name to Host America Corporation, and during fiscal 1999 changed its state of incorporation from Delaware to Colorado.  Host is a contract food management organization, which specializes in providing management of corporate dining rooms and cafeterias and such ancillary services as special event catering and office coffee service to business and industry accounts located in the Northeast area of the United States.  In July 2000, Host purchased all of the issued and outstanding shares of Lindley Food Service Corporation (“Lindley”).  Lindley provides unitized meals primarily under fixed-price contracts for governmental programs in Connecticut, Florida, Indiana, Massachusetts and Rhode Island. On March 28, 2002, Host purchased all of the issued and outstanding shares of SelectForce, Inc. (“SelectForce”).  SelectForce is a regional employment and drug screening company located in Oklahoma City, Oklahoma.  On December 23, 2003, Host purchased all of the issued and outstanding shares of GlobalNet Energy Investors, Inc. (“GlobalNet”).  GlobalNet, which is located in Carrollton, Texas, markets, sells, installs and manages energy saving products and technology.

BASIS OF PRESENTATION

The condensed consolidated financial statements of Host America Corporation and subsidiaries (the “Company”) for the three months ended September 30, 2004 and 2003 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) and disclosures necessary to present fairly the financial position, results of operations and cash flows for the periods presented.  The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the SEC.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements presented as of and for the three months ended September 30, 2004, include the accounts of Host and its wholly-owned subsidiaries Lindley, SelectForce and GlobalNet.  The condensed consolidated financial statements presented as of and for the three months ended September 30, 2003, include the accounts of Host and its wholly-owned subsidiaries Lindley and SelectForce.  All material intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates.

INVENTORIES

Inventories consist primarily of food, paper products and electrical components and are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventories consist of the following as of September 30 and June 30, 2004:

	September 30, 2004	June 30, 2004

Raw materials	$493,400	$758,704
Work in process	129,367	184,635
Finished goods	344,660	112,526

Totals	$967,427	$1,055,865

INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. Deferred tax liabilities and assets are determined based on the temporary differences between the consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the estimated amount realizable.  The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets or liabilities.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NET EARNINGS (LOSS) PER COMMON SHARE

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings (loss) per share pursuant to the provisions of SFAS 128, “Earnings per Share.”  Basic earnings (loss) per share is calculated by dividing net income or loss (including dividend requirements on the Company’s outstanding preferred stock) by the weighted average number of common shares outstanding during each period.

Net loss per common share was computed based upon 4,118,983 and 2,753,430 weighted average number of common shares outstanding during the three months ended September 30, 2004 and 2003, respectively.

The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants and the conversion of convertible securities, were issued during the period and appropriate adjustments were made for the application of the treasury stock method and the elimination of interest and other charges related to convertible securities.  Diluted earnings (loss) per common share are not presented as the potentially dilutive convertible preferred stock, stock options and stock warrants are anti-dilutive.

The $8,001 preferred stock dividend declared has been added to the net loss of $1,186,091 for the three months ended September 30, 2004 to calculate the net loss applicable to common stockholders of $1,194,092 and the corresponding net loss per common share of $0.29.  The August 11, 2003 preferred stock charge of $533,334, which represents the recorded discount resulting from the allocation of proceeds from the sale of the beneficial conversion feature at the date of issuance, has been added to the net loss of $126,873 for the three months ended September 30, 2003 to calculate the net loss applicable to common stockholders of $660,207 and the corresponding net loss per common share of $0.24.

Convertible preferred shares subject to future dilution totaled 266,667, shares under stock purchase options totaled 1,030,650 and 648,100, and shares under warrants totaled 2,710,422 and 1,600,412 at September 30, 2004 and 2003, respectively.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SEGMENT INFORMATION

The Company’s primary operating segments are the management of corporate dining (Host), the preparation of unitized meals (Lindley), screening services (SelectForce) and energy management (GlobalNet).

STOCK COMPENSATION PLANS

The Company accounts for stock option awards granted to officers, directors and employees (collectively “employees”) under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Under APB 25, no stock-based employee compensation cost is reflected in net income or loss, as all options granted to employees under these plans have been granted at no less than fair market value on the date of grant.  In accordance with the provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and related interpretations of the Emerging Issues Task Force (the “EITF”) of the Financial Accounting Standards Board (the “FASB”), all other issuances of common stock, stock options or other equity instruments to employees and non employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured).  Generally, the fair value of any options, warrants or similar equity instruments issued will be estimated based on the Black-Scholes option-pricing model.  Such fair value is measured as of an appropriate date pursuant to the guidance in the consensus for EITF Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date performances by the other party is complete) and capitalized or expensed as if the Company had paid cash for the goods or services.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK COMPENSATION PLANS (Continued)

Had compensation cost for the Company’s stock option plans been determined in accordance with the fair value-based method prescribed under SFAS 123 and amortized over the vesting period, the Company’s net loss and net loss per share for the three months ended September 30, 2004 and 2003 would have approximated the pro forma amounts indicated below:

	2004	2003

Net loss – as reported	$(1,186,091)	$(126,873)
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	7,000	-

Pro forma net loss	(1,193,091)	(126,873)
Preferred stock dividends, including charges for beneficial conversion	(8,001)	(533,334)

Pro forma net loss applicable to common stockholders	$(1,201,092)	$(660,207)

Net loss per common share, as reported	$(0.29)	$(0.24)
Pro forma net loss per common share applicable to common stockholders	$(0.29)	$(0.24)

The fair value of stock options used to compute pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:  dividend yield of 0% for 2004; expected volatility of 76% for 2004; average risk-free interest rate of 4.2% for 2004; and an expected option holding period of 10 years for 2004.

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

GlobalNet markets, sells, installs and manages energy saving products and technology.  In addition, GlobalNet is a registered “aggregator” with the Public Utility Commission of Texas.  As a registered aggregator, GlobalNet is authorized to act as an electricity buyer’s agent and can join two or more customers into a single purchasing unit to negotiate the purchase of electricity on behalf of a customer group.  GlobalNet’s principal product consists of a computerized controller capable of reducing energy consumption and demand fluctuations of electrical inductive loads on motors and certain lighting systems.  GlobalNet is a party to a license/distributor agreement with EnergyNSync which provides GlobalNet with the exclusive right to distribute the EnergyNSync energy products.  The agreement is contingent upon GlobalNet meeting minimum annual dollar volume purchase requirements measured on a quarterly basis.  In the event GlobalNet fails to meet the quarterly purchase requirements, the exclusive term shall terminate and the agreement shall automatically be amended and shall thereafter be non-exclusive for the non-exclusive term (6 months).  In the event that GlobalNet fails to meet the minimum annual purchase requirement during the non-exclusive term, EnergyNSync may give 30 days prior written notice to GlobalNet to terminate this agreement.  GlobalNet failed to meet its quarterly measurement requirements; however, it is in the process of securing a waiver of this default from EnergyNSync.  The Company considered allocating the purchase price to the distribution agreement with EnergyNSync and/or to goodwill but determined that this recognition would not be appropriate due to the uncertainties surrounding GlobalNet’s ability to meet the purchase requirements under its distribution agreement, and the fact that GlobalNet has not executed contractual arrangements that provide reliable and objective evidence supporting future cash flows to recover these intangible assets.

As a result of the acquisition of GlobalNet on December 23, 2003, Host is related to certain entities through common ownership.  Specifically, former GlobalNet shareholders who are now limited shareholders in Host are principals in EnergyNSync, principally an inactive company, and R.S. Services.  EnergyNSync is the owner of certain technology comprising the proprietary software used in the GlobalNet products.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE 2 -	ACQUISITIONS (Continued)

EnergyNSync arranges for its technology to be installed on the circuit boards used to manufacture the products that are sold by GlobalNet and it also arranges for the shipment of circuit boards to R.S. Services where final assembly of the control panels is completed.  The finished control panels are sold directly to GlobalNet by EnergyNSync. R.S. Services currently does not have an agreement with GlobalNet; however, R.S. Services has performed site surveys and installations and has been paid by GlobalNet for these services. On September 29, 2004, Host entered into a merger agreement to acquire R.S. Services (see Note 9).

The purchase price of GlobalNet was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows:

Cash	$66,893
Accounts receivable	645,183
Other assets	11,718
Equipment	196,006
Intangible assets	3,431,381

Total assets purchased	4,351,181

Less, liabilities assumed:
Current liabilities	1,850,987
Long-term debt	298,863

Total liabilities	2,149,850

Net assets acquired	$2,201,331

The intangible assets of $3,431,381 were assigned to research and development assets that were written off at the date of acquisition in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.”

The following information reflects the pro forma results of operations (exclusive of the $3,431,381 write-off mentioned above) of the Company for the three months ended September 30, 2003, assuming that the GlobalNet acquisition had occurred at the beginning of the 2003 period:

2003 (Pro Forma)
Net revenue	$6,529,486
Net loss	(383,127)
Loss applicable to common stockholders*	(916,461)
Loss per common share—basic and diluted	$(0.28)

* Includes $533,334 of preferred stock dividends and beneficial conversion charge for the three months ended September 30, 2003.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE 3 -	GOODWILL

The carrying amount of goodwill for the three months ended September 30, 2004 by business segment were as follows:

	Unitized Meals	Screening Services	Total

Balance, beginning of period	$3,978,838	$1,301,962	$5,280,800
Goodwill acquired during the period	-	-	-
Impairment loss	-	-	-

Balance, end of period	$3,978,838	$1,301,962	$5,280,800

NOTE 4 -	STOCKHOLDERS’ EQUITY

STOCK OPTIONS

A summary of the status of the Company’s stock options and changes during the three months ended September 30, 2004 is presented below.  In all instances, the exercise price of the options approximates the market price of the stock on the grant date:

September 30, 2004

	Outstanding	Price	Weighted Average Exercise Price

Outstanding at beginning of period	1,030,650	$2.00 - 7.40	$ 4.42
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding at end of period	1,030,650	$2.00 - 7.40	$ 4.42

Weighted average fair value of options issued during the period	$ -0-

The Company did not grant any stock options during the three months ended September 30, 2004 and 2003. There were no stock options exercised during the three months ended September 30, 2004.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE 4 -	STOCKHOLDERS’ EQUITY (Continued)

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

The series B stock has various preferences and conversion rights, including the right to receive a cumulative distribution at the rate of 8% per share per annum, payable semi-annually on or before the last day of Host’s fiscal quarters ending December 31 and June 30.  Accordingly, the Company recorded an $8,001 dividend liability in accrued expenses and other which has been reflected as an increase to the accumulated deficit during the three months ended September 30, 2004.  Furthermore, the series B stock is convertible for a period of five years from the issue date into shares of Host’s common stock according to the conversion ratio set forth in the Articles of Amendment to the Articles of Incorporation of Host, which were filed with the Colorado Secretary of State on August 11, 2003.  The conversion price will initially be equal to the purchase price as defined, subject to anti-dilution provisions.  Except as required by law, the series B stock will vote together with the common stock.  Each series B share shall have a right to that number of votes equal to the number of shares of common stock issuable, upon conversion of such stock.

The difference between the purchase price and the fair value of the common stock into which the series B stock is convertible of $533,334 is a beneficial conversion feature that is analogous to a dividend on the series B stock and therefore has been reflected as an increase to the accumulated deficit and additional paid-in capital and an increase in the net loss applicable to common stock during the three months ended September 30, 2003.

COMMON STOCK

On September 17, 2004, in accordance with the terms of its Securities Purchase Agreement, Laurus Master Fund, Ltd., exercised its right to convert both principal and interest payable by the Company into shares of Host’s common stock.  Accordingly, in September 2004, Host issued 10,000 shares of its common stock at the initial “Fixed Conversion Price” of $5.03 per share in payment of $30,000 of principal and $20,300 of interest on the Laurus Note A (see Note 8 in the 10-KSB).

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE 4 -	STOCKHOLDERS’ EQUITY (Continued)

WARRANTS

During the three months ended September 30, 2004, the Company did not issue any warrants nor were any warrants cancelled or expired.

NOTE 5 -	INCOME TAXES

The provision for income taxes consists of current state income taxes of $15,000 and $5,000 for the three months ended September 30, 2004 and 2003, respectively.

The Company has federal net operating loss carryforwards of approximately $3,796,000 expiring through fiscal 2025.

The Company establishes a valuation allowance for its deferred tax assets in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.”  The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.  For the three months ended September 30, 2004 and 2003, the Company increased the valuation allowance by approximately $388,000 and $8,000, respectively.

NOTE 6 -	CONTINGENCIES

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

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE 7 -	RELATED PARTY TRANSACTIONS

At September 30, 2004, the Company was obligated to certain officers, directors, and affiliated persons in the amount of $650,000 in connection with the private placements of subordinated debt (see Note 10 of Form 10-KSB).

In accordance with the terms of the Lindley acquisition, Host is obligated to pay the Sellers of Lindley, the President and Executive Vice President of Lindley, an “Earnout EBITA” (see Note 13 of Form 10-KSB).

A major shareholder of Host, who was also a principal shareholder of GlobalNet, provided GlobalNet with debt financing, which was assumed by Host as a result of the acquisition (see Note 2).  As of September 30, 2004, there are two outstanding promissory notes with a total balance due of $108,478.  These notes, which bear interest at 15%, mature in June and August 2006.  On July 7, 2004, Host paid in full a third note having a balance of $280,640.

On February 11, 2004, KWM Electronics borrowed $125,000 from GlobalNet.  Accordingly, KWM issued a promissory note to GlobalNet in the amount of $125,000, which bears interest at 7.5% and has a maturity date of August 11, 2004.  On August 10, 2004, the Board of Directors for Host America Corporation authorized the extension of the KWM note until the date that Host and KWM sign an asset purchase agreement or June 30, 2005, whichever is sooner.  On July 8, 2004, KWM borrowed an additional $40,000 from GlobalNet.  Accordingly, KWM issued an additional promissory note to GlobalNet in the amount of $40,000 under similar terms.  GlobalNet recorded $2,392 of interest income on these notes for the three months ended September 30, 2004.  The president of KWM is not a stockholder of Host, but is the chief operating officer of GlobalNet.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE 8 -	INDUSTRY SEGMENT INFORMATION

The Company has four major reportable segments: the business dining segment which is operated by Host, and the unitized meals, screening services and energy management segments which are operated by Host’s three wholly-owned subsidiaries Lindley, SelectForce and GlobalNet, respectively.  The segments were determined based on the components of the Company’s business that are evaluated separately by management. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Business segment financial information as of and for the three months ended September 30, 2004 is as follows:

	Business Dining	Unitized Meals	Screening Services	Energy Management	Corporate	Total	Eliminations	Consolidated
Sales to unaffiliated customers	$3,394,059	$3,082,923	$593,698	$-	$-	$7,070,680	$(2,048)	$7,068,632
Segment (loss) profit	(156,914)	(48,858)	87,934	(567,454)	(500,799)	(1,186,091)	-	(1,186,091)
Depreciation and amortization	16,570	58,424	8,071	34,500	-	117,565	-	117,565
Provision for income taxes	3,000	6,000	6,000	-	-	15,000	-	15,000
Segment assets	8,801,095	8,219,946	1,857,760	1,580,838	-	20,459,639	-	20,459,639

Business segment financial information as of and for the three months ended September 30, 2003 is as follows:

	Business Dining	Unitized Meals	Screening Services	Corporate	Total	Eliminations	Consolidated
Sales to unaffiliated customers	$2,977,480	$3,043,338	$493,541	$-	$6,514,359	$(1,349)	$6,513,010
Segment (loss) profit	(49,276)	(54,710)	49,407	(72,294)	(126,873)	-	(126,873)
Depreciation and amortization	25,132	48,564	8,480	-	82,176	-	82,176
Provision for income taxes	-	5,000	-	-	5,000	-	5,000
Segment assets	1,922,228	7,956,934	1,861,184	-	11,740,346	-	11,740,346

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE 9 -	SUBSEQUENT EVENTS

ASSET PURCHASE

On October 29, 2004, Host entered into an Asset Purchase Agreement with Food Brokers, Inc. (“Food Brokers”), an unaffiliated Bridgeport, Connecticut based food service company.  Pursuant to the agreement with Food Brokers, Host acquired certain assets related to its food service operations, including machinery, equipment, customer contracts and customer lists in consideration for (i) a cash payment of $295,000, (ii) the issuance of a $655,000 promissory note bearing interest at 7.5% per year and maturing on December 1, 2008, and (iii) subject to shareholder approval, the issuance of $250,000 in shares of Host common stock.  If shareholders approve the issuance of the common stock, the shares will be valued based on the average market closing price as quoted on the NASDAQ Small Cap Market™ for 10 consecutive business days prior to the date of the special meeting at which we are seeking shareholder approval.  However, because the potential issuance of shares is subject to certain restrictions contained in a share purchase agreement dated June 23, 2004 between Host and Laurus Master Fund, Ltd., if the share price as determined above is less than $4.00 per share, Food Brokers will receive the number of shares based on a share price of $4.00 per share plus cash in an amount equal to the difference between the actual share price as calculated above and the $4.00 per share price.  Any shares of common stock issued pursuant to the agreement will be restricted from transfer and sale in accordance with the terms of Rule 144 of the Securities Act of 1933, as amended.  In the event that shareholder approval is not obtained within 12 months from the date of the agreement, Host is obligated to pay the remaining $250,000 in cash to Food Brokers.  At closing, Food Brokers and its principals executed a six-year non-competition agreement pursuant to which each agreed not to compete, directly or indirectly, with Host in the food service business within the United States.

The acquisition will be accounted for in the quarter ending December 31, 2004 using the purchase method of accounting and, accordingly, the purchase price will be allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE 9 -	SUBSEQUENT EVENTS (Continued)

MERGER AGREEMENT

On September 29, 2004, Host entered into a merger agreement with R.S. Services, Inc. pursuant to which R.S. Services will become a wholly-owned subsidiary of Host. The merger agreement provides that at closing, Host will acquire the outstanding shares of R.S. Services in exchange for $200,000 in cash and 431,777 shares of Host’s common stock with an approximately fair value of $2,262,500.  In addition, Host will also assume approximately $600,000 of R.S. Services existing debt.  The agreement has an earn-out provision which provides for the potential issuance of another $1,745,000 of Host’s common stock and $400,000 in cash as follows: if GlobalNet generates $20,000,000, $30,000,000 and $40,000,000 in sales over the period of time as defined in the agreement, the existing shareholders of R.S. Services will be entitled to $872,500 of Host’s common stock and $200,000 in cash, $336,250 in common stock and $200,000 in cash and $536,250 in Host’s common stock, respectively.  R.S. Services is located in Duncan, Oklahoma and is a specialized electrical installation company, licensed in twenty-nine states, which installs energy saving devices and controls.

The merger agreement is subject to Host’s shareholder approval and the filing of a definitive proxy statement with the Securities and Exchange Commission in connection with a special meeting of shareholders.  The transaction is expected to be completed and the closing to occur in the second or third quarter of Host’s 2005 fiscal year and will be accounted for as a purchase.

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Recent Developments

Food Brokers Asset Purchase

On October 29, 2004, Host entered into an Asset Purchase Agreement with Food Brokers, Inc., an unaffiliated Bridgeport, Connecticut based food service company.  Pursuant to the agreement with Food Brokers, Host acquired certain assets related to its food service operations, including machinery, equipment, customer contracts and customer lists in consideration for (i) a cash payment of $295,000, (ii) the issuance of a $655,000 promissory note bearing interest at 7.5% per year and maturing on December 1, 2008, and (iii) subject to shareholder approval, the issuance of $250,000 in shares of Host common stock.  If shareholders approve the issuance of the common stock, the shares will be valued based on the average market closing price as quoted on the NASDAQ Small Cap Market™ for 10 consecutive business days prior to the date of the special meeting at which we are seeking shareholder approval.  However, because the potential issuance of shares is subject to certain restrictions contained in a share purchase agreement dated June 23, 2004 between Host and Laurus Master Fund, Ltd., if the share price as determined above is less than $4.00 per share, Food Brokers will receive the number of shares based on a share price of $4.00 per share plus cash in an amount equal to the difference between the actual share price as calculated above and the $4.00 per share price.  Any shares of common stock issued pursuant to the agreement will be restricted from transfer and sale in accordance with the terms of Rule 144 of the Securities Act of 1933, as amended.  In the event that shareholder approval is not obtained within 12 months from the date of the agreement, Host is obligated to pay the remaining $250,000 in cash to Food Brokers.  At closing, Food Brokers and its principals executed a six-year non-competition agreement pursuant to which each agreed not to compete, directly or indirectly, with Host in the food service business within the United States.  A copy of the Asset Purchase Agreement with Food Brokers was attached as an exhibit to Host’s Form 8-K filed on November 3, 2004.

R.S. Services Merger

On September 29, 2004, Host, R.S. Services, Inc., Ronald Ray Sparks (as sole shareholder of R.S. Services) and GlobalNet Acquisition Corp., a subsidiary of Host, signed a definitive Agreement of Merger and Plan of Reorganization.  On the effective date, R.S. Services will be merged with and into GlobalNet Acquisition. Following the merger, the separate corporate existence of R.S. Services shall cease and GlobalNet Acquisition shall continue as the surviving company and a wholly-owned subsidiary of Host.  R.S. Services is an electrical installation company and will become part of Host’s energy management division.

Under the terms of the merger agreement, upon closing, Host shall initially issue 431,777 shares of its common stock and pay $200,000 in cash to Mr. Sparks.  $80,000 worth of Host’s common stock to be initially issued to Mr. Sparks upon the closing of the merger shall be held in escrow to satisfy certain post-closing adjustments to the purchase price, as described in the merger agreement.

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

In addition to the Host common stock and cash to be issued upon the closing of the merger, Mr. Sparks can earn additional cash and Host common stock based on the performance of Host’s energy management division.  Host will also assume approximately $600,000 of R.S. Services existing debt.

Mr. Sparks will receive an additional $200,000 in cash and $872,500 worth of Host’s common stock if the energy management division generates a total of $20 million in sales for the 24-month period after the closing date of the merger.  If $30 million in divisional sales are reached for the 30-month period after the closing date of the merger, another $200,000 in cash and $336,250 worth of Host common stock will be issued to Mr. Sparks.  If $40 million in divisional sales are reached in the 36-month period after the closing date of the merger, $536,250 worth of Host common stock will be issued to Mr. Sparks.  If the $40 million division sales goal is not reached for the 36-month period after the closing date of the merger, but division sales exceed $30 million, Host will issue to Mr. Sparks additional common stock based on a ratio of sales achieved, as described in the merger agreement.  These “earn-out” periods expire three years from the closing date of the merger.

In connection with the merger agreement, Host will enter into an employment agreement with Mr. Sparks and retain as employees, certain individuals to be designated by Mr. Sparks.  In addition, Mr. Sparks will be required to enter into a covenant not to compete in the states where Host and GlobalNet engage in business for an as yet to be determined period.

The proposed merger is subject to approval by the holders of a majority in interest of Host’s common stock, and the issuance of Host’s common stock in exchange for all of the R.S. Services common stock pursuant to the merger agreement.  All shares of common stock to be issued pursuant to the merger agreement will be restricted from transfer and sale in accordance with the terms of Rule 144 of the Securities Act of 1933, as amended.  In addition, the proposed merger is subject to and conditioned upon the satisfaction of each parties’ representations and warranties, and the satisfaction of other customary closing conditions.

GlobalNet

GlobalNet recently installed its TempAssure product at a test store for a leading family restaurant chain.  Upon the expected successful completion of the test period for this product, GlobalNet anticipates that it will commence negotiations with this chain for further installations of its TempAssure product.  When the pending acquisition of R.S. Services is completed, GlobalNet will be able to offer the installation and monitoring of its energy management products and receive an existing customer base.

Lindley Food Service

During the quarter ended September 30, 2004, Lindley entered into a three year contract, effective October 1, 2004, with the Suburban Boston Consortium of Elder Nutrition Programs.  Lindley has been operating this program since March 2003 and was the successful bidder on the new contract.  Lindley was also the successful bidder on the Northeast Massachusetts Consortium of Elder Nutrition Programs and began this program on October 1, 2004.  Both of these programs will be operated out of its facility in Everett, Massachusetts.  In addition, Lindley has recently secured several new headstart programs in its Florida and Indiana locations.

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Lindley is continually looking to increase its presence throughout Connecticut and remains one of the largest senior and summer food service, and unitized breakfast providers in the state.  The recent Food Brokers asset purchase will provide additional revenues for Lindley’s Bridgeport and New Haven, Connecticut facilities.

SelectForce

SelectForce continued to increase its client base during the three months ended September 30, 2004.  During the quarter, SelectForce continued to see growth in DNA collection revenues by performing collections for four different paternity labs.  In addition, it has seen continued improvement in its drug screening business and its “package” selling approach (offering clients a variety of different services) has also impacted revenue growth.  As the expected economic recovery continues, SelectForce should benefit and, in conjunction with its marketing strategy of offering more screening and other services, it should continue to experience revenue growth for the balance of fiscal 2005 and beyond.

Host Business Dining

Host business dining also experienced revenue growth in the three months ended September 30, 2004.  The accounts it added during the fiscal year ended June 30, 2004 contributed to this revenue growth.  The “cruising cuisine” and “celebrity chef” marketing programs Host has implemented have continued to cause excitement and create revenue growth at our various cafeteria locations.  In our cruising cuisine program, our corporate chefs travel from location to location in a custom outfitted vehicle and present a complete specialty theme promotion menu such as fresh sushi, a taste of Havana, authentic Japanese stir-fry, etc.  In our celebrity chefs program, the recipes and culinary style of featured world class chefs are presented in the business dining location.  Every three months, a different celebrity chef is featured.  Host business dining recently received a letter of intent for two new cafeteria locations and expects to begin operations at these facilities in December 2004.

Outlook

We believe in our plan to grow our business and increase profitability through future strategic acquisitions, sales growth and cost reductions by consolidating the buying power of all of our entities.  Host and Lindley are continually involved in the bidding process for potential new business and currently are working on several proposals to secure additional corporate dining, senior feeding and headstart accounts.  SelectForce expects to continue the revenue growth of its employment, drug screening and other services and has the capability of offering a variety of services to its clients.  With the recent acquisition of GlobalNet, Host has entered into the field of energy management.  GlobalNet is currently conducting client requested building surveys in several states which are a necessary first step in the process of analyzing a building’s electrical infrastructure, preparing an installation budget and calculating the expected energy savings.  The pending acquisition of R.S. Services will expand GlobalNet’s products and services during the third and fourth quarters of fiscal 2005.

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations
Three months ended September 30, 2004 (“2004 period”) vs. three months ended September 30, 2003 (“2003 period”)

Net revenues for the three months ended September 30, 2004 were $7,068,632 as compared to $6,513,010 for the three months ended September 30, 2003.  Accordingly, revenues increased $555,622 or approximately 9%. The improvement in revenues was primarily attributable to an increase in the Host business dining revenues of $416,579.  The business dining improvement was attributable to the opening of several business dining units during the previous fiscal year.  Host business dining expects to add new cafeteria locations during the balance of fiscal 2005.  It recently received a letter of intent for two new locations and expects to commence operations at these locations near the end of December.  SelectForce had sales of $593,698 in the 2004 period as compared to $493,541 in 2003, an increase of $100,157.  This approximately 20% increase is mainly attributable to the addition of new clients, an increase in demand from its existing accounts and an increase in its drug screening revenues.  Although SelectForce does not expect to continually generate 20% revenue increases, it does expect to generate more modest sales gains for the balance of fiscal 2005.  Lindley had a revenue increase of $39,585, primarily due to the Florida, Indiana and Massachusetts locations which had a combined revenue increase of $84,991 over the comparable 2003 period.  The increase in Lindley revenue generated by these locations was partly offset by a revenue decrease of $44,057 in its Connecticut locations.  The majority of Lindley’s work is done on a contract basis with terms ranging from one to five years—the summer food programs are as short as eight weeks.  Most contracts are secured through a competitive bidding process.  Price alone is not the only determining factor for the awarding of these contracts—food quality, service and other factors may also enter into the decision making process.  Lindley was the successful bidder on the Florida contract and was approached by the Massachusetts agency after the incumbent food service provider had given notice that it no longer wanted the business.  Lindley successfully negotiated with the Massachusetts agency and was awarded the contract on an emergency basis for one year and has since received a six month extension.  Lindley was the successful bidder on this Massachusetts agency contract and also was awarded another large Massachusetts agency contract, both of which will begin on October 1, 2004 and will expire on September 30, 2007.  Due to the fact that most of Lindley’s business is awarded as a result of this competitive bidding process, Lindley cannot predict if it will be successful in securing new contracts or renewing existing ones; however, based on these recent awards, we feel in the near term, the prospect of increasing revenue for Lindley appears probable.  GlobalNet, which is in its developmental stages, generated no significant revenues during the 2004 period.  The Company is optimistic that it will commence earning revenue in the third quarter of fiscal 2005.  The Company expects to increase its revenues for the balance of fiscal 2005 and beyond through the addition of more corporate dining accounts, the continued promotion of its elderly feeding, head start, shelf stable meal programs and screening services and the anticipated growth of GlobalNet.  The Food Brokers asset purchase, which was consummated on October 29, 2004, is expected to improve Lindley’s profitability for the balance of fiscal 2005 and beyond and the R.S. Services acquisition, with an anticipated closing in the second or third quarter, should also have a positive impact on the energy management division’s bottom line.

Total operating costs and expenses were 7,709,077 for the 2004 period as compared to $6,529,656 for the 2003 period, an increase of $1,179,421 or approximately 18%.  The Company’s cost of revenues represent the cost of food and paper products, related labor costs and benefits, employment and drug screening costs and contracted services, various business dining unit related costs and the cost of shipping our products to our customers.  Cost of revenues for the three months ended September 30, 2004 and 2003 approximated 85%.  Since GlobalNet is in its development stages, and did not generate any revenues, it did not incur any costs of revenues during the period.

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, general and administrative expenses consist primarily of management and clerical salaries, legal, accounting and other professional fees, liability insurance, facility rentals, repairs, maintenance, utilities, commissions, travel and various other costs.  Selling, general and administrative expenses were $1,591,287 in the 2004 period as compared to $927,899 during 2003, an increase of $663,388 or approximately 71%.  The large increase over the 2003 period is primarily attributable to GlobalNet which accounted for $498,285 of the increase.  Excluding GlobalNet, selling, general and administrative expenses were $1,093,002 for the 2004 period.  Depreciation and amortization increased by $35,389 in the 2004 period.  The balance of the increase in operating costs and expenses is the research and development costs of $9,156 relating to GlobalNet.  We are anticipating that our selling, general and administrative expenses will increase over the balance of fiscal 2005 and into fiscal 2006 due to the accounting and other costs associated with the undertaking of our Sarbanes-Oxley Act Section 404 compliance requirements and the continued ramping up of GlobalNet’s infrastructure.

Amortization of deferred financing costs increased by $145,623 for the three months ended September 30, 2004 when compared to the 2003 period.  This increase is mostly attributable to the amortization of the commissions, fair value of warrants issued and legal and other costs incurred in the Laurus Fund financing transaction.  These costs, which will be amortized over the three year life of the loans, amounted to $133,985 for the three months ended September 30, 2004.  Amortization of deferred financing costs on the second private placement of subordinated debt was $11,478 for the three months ended September 30, 2004.   These costs will be amortized over the five year life of the related subordinated debt.  Amortization of debt discount was $200,875 in 2004 as compared with $21,700 for the 2003 period.  The large increase is a result of the issuance of the subordinated debt and the Laurus Fund notes during the year ended June 30, 2004, which incurred debt discounts of $13,008 and $166,167, respectively, during the three months ended September 30, 2004.  Interest expense increased by $85,812 for the three months ended September 30, 2004 when compared to the 2003 period.  This increase is primarily attributable to interest charges of $37,500 and $66,207 on the second private placement of subordinated debt and the Laurus Fund financing, respectively.  These interest charges were partially offset by the pay off of the bank term and demand notes on February 13, 2004.

Host incurred a net loss of $1,186,091, after provision for state income taxes of $15,000 for the three months ended September 30, 2004, as compared to a net loss of $126,873 for the three months ended September 30, 2003.  There was a $5,000 provision for state income taxes in the 2003 period.  The large net loss in the 2004 period was primarily a result of the GlobalNet operation which incurred a net loss of $567,454 and the $410,610 aggregate increase in amortization of deferred financing costs and debt discount and interest expense.  The Company is currently negotiating with prospective business dining accounts and has recently commenced operating a large new senior feeding program in the Boston area.  On November 1, 2004, Lindley began operations of the Food Brokers accounts which are expected to increase its profitability.  SelectForce’s October 2004 sales were higher than the comparable 2003 period and it expects this trend to continue. GlobalNet has recently begun to trim its overhead through the elimination of several administrative positions and the completion of the anticipated R.S. Services acquisition in either the second or third quarter is expected to further reduce the Company’s operating losses.

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

To date, the Company has been dependent on equity and debt financing to fund its operations, product development, working capital and acquisition strategy.  The Company anticipates this trend to continue in the upcoming fiscal year.  Host’s liquidity as evidenced by its current ratio has decreased.  The current ratio at September 30, 2004 and June 30, 2004 was 1.71:1 and 1.92:1, respectively.  This decrease is primarily attributable to the net operating loss of $1,186,091 for the three months ended September 30, 2004.

Net cash flows for the three-month period ended September 30, 2004 resulted in a decrease in cash of $1,552,231, which was primarily attributable to the net operating loss of $1,186,091 and principal payments on long-term debt of $332,952. Operating activities resulted in a net cash outflow of $1,120,042, which was primarily attributable to the Company’s net cash operating loss of $674,696 and increase in operating assets of $445,346.  The Company incurred non-cash charges of $511,395 during the three months ended September 30, 2004 relating primarily to depreciation and amortization.  Net cash used in investing activities of $85,277 was for equipment purchases of $45,277 and a loan to a related party of $40,000.  Host’s financing activities resulted in a net cash outflow of $346,912, which was comprised of principal payments on long-term debt of $332,952 and payment of deferred financing costs of $13,960.

On September 17, 2004, Laurus Master Fund, Ltd. exercised its right to receive shares of Host’s common stock in payment of both principal and interest, pursuant to the terms of a Securities Purchase Agreement.  Accordingly, Host issued 10,000 shares of its common stock at the initial “Fixed Conversion Price” of $5.03 per share, in lieu of cash consideration, for payment of $30,000 of principal and $20,300 of interest on the Laurus Note A.

In accordance with the terms of one of the three promissory notes assumed by Host as a result of the GlobalNet acquisition, a major shareholder of Host, who provided the financing on these notes, demanded payment on one of them.  Accordingly, on July 7, 2004, Host paid in full the balance of $280,640 on the note which had an original maturity date of February 21, 2006.

On February 13, 2004, the Company paid in full the balances due of $983,778 and $324,889 on its term and demand note obligations, respectively, plus accrued interest of $2,327.  The Company utilized substantially all of the net proceeds from the issuance of subordinated promissory notes to liquidate its debt obligations with the bank.  The Company is currently negotiating with financial institutions to secure additional financing and provide long-term liquidity; however, the Company cannot predict what the outcome of its capital raising efforts will be.  If the Company is unsuccessful in its efforts to secure additional debt or equity financing, it could have a material adverse effect upon its ability to fund future acquisitions and operations.

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

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

The Company issued 52,750 shares of common stock for options exercised during the three months ended September 30, 2003.  The Company received $108,510 in proceeds from these options, which were exercised at various prices ranging from $2.00 to $2.69 per share.

Host business dining does not anticipate making any substantial capital expenditures during the balance of the fiscal year that are not typically reimbursed by its customers.  Initial capital expenditures primarily incurred when a new food service agreement is in its initial start up phase will be financed by cash flows from operations.  On July 27, and August 4, 2004, Lindley entered into a five year installment note to acquire a 2004 Ford Van and a one-year capital lease agreement to purchase two double stack ovens, respectively, for its Bridgeport, CT location. In October and November 2004, Lindley purchased three new Chevrolet trucks, three additional ovens and a walk-in cooler for its Everett, MA location, which will be used for its new program with The Northeast Massachusetts Consortium of Elder Nutrition Programs.  The trucks will be financed by an installment note and the equipment will be financed by capital leases.  If Lindley is awarded any of additional senior feeding or Head Start programs it is currently bidding on, it may be required to purchase trucks and food processing equipment to operate these programs.  Lindley expects to fund its equipment requirements through capital leases with its current finance company.  Any additional trucks will be financed through installment notes.  In addition, in accordance with the terms of the Securities Purchase Agreement with Laurus Master Fund, Ltd., funds may be released from the restricted cash account in an amount up to 50% of gross revenues to be earned from customers of our energy management division upon delivery of customer contracts/purchase orders satisfactory to Laurus, subject to an effective registration statement as defined.

Critical Accounting Policies

There have been no major changes to the critical accounting policies as outlined in the Company’s June 30, 2004 Form 10-KSB.

ITEM 3.          Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to changes in interest rates.  The Company has a stated interest rate of prime plus 1% on the Laurus Fund fixed price convertible Note A for $4,000,000.  The Laurus Fund fixed price convertible Note B for $4,000,000, which has been placed in a restricted cash account has a stated interest rate of 1%; however, when funds are released from the restricted cash account, they will bear the same interest rate as Note A.  All of the Company’s other debt are at fixed stated interest rates.

SUMMARY OF INDEBTNESS

Long-term debt as of September 30 and June 30, 2004 consists of the following:

	September 30, 2004 (Unaudited)	June 30, 2004 (Audited)

Laurus Funds notes, net of unamortized debt discount of $1,827,833 and $1,994,000 at September 30 and June 30, 2004, respectively	$6,142,167	$6,006,000
Note payable	246,606	522,734
Capital leases payable	135,948	131,951
Subordinated debt, net of unamortized debt discount of $511,902 and $546,610 at September 30 and June 30, 2004, respectively	2,963,098	2,928,390

Totals	9,487,819	9,589,075
Less: current portion	980,773	1,136,849

Long-term portion	$8,507,046	$8,452,226

The aggregate maturities of the long-term debt in each of the five years subsequent to September 30, 2004 and thereafter are:

2005	$980,773
2006	1,410,627
2007	5,913,622
2008	1,504,113
2009	2,018,419

(1)	$11,827,554

(1)	Includes unamortized debt discount as of September 30, 2004 of $1,827,833 and $511,902 on the Laurus notes and subordinated debt, respectively.

ITEM 4.          CONTROLS AND PROCEDURES

            (a)     Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

            (b)     Changes in internal control over financing reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

Sherwin v. Host America Corp., Geoffrey Ramsey, et al., Case No. 04CC08892 (Superior Court, Riverside County, California):  Ralph Sherwin and Blaine Sherwin, former employees of Host, filed suit on August 25, 2004, against Host, GlobalNet, Geoffrey Ramsey, Roger Lockhart, Eric Barger, and Ronald Sparks.  The complaint claims that Host breached written employment agreements with the Sherwins when it terminated such agreements; that Host allegedly breached a written contract to purchase from the Sherwins the exclusive right to manufacture, market, distribute, and sell a product known as the “Fansaver” in exchange for Host common stock and the three-year employment agreements; and that Host and GlobalNet allegedly engaged in securities fraud, fraud and deceit, and unfair competition in the transaction with the Sherwins.  The Sherwins seek damages of at least $250,000 each.  There are several significant factual and legal issues, including Host’s position that the arbitration provision in the employment agreements is the exclusive remedy for the employment claims, and the issue whether the parties ever agreed to an enforceable contract to purchase the rights to the Fansaver in exchange for Host common stock.  If the parties do not agree to arbitrate the employment claims, Host intends to file a motion to compel arbitration of such claims in Texas.  Host intends to vigorously defend this action and believes it is too early to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss. As of the filing of this report, Host has not yet filed an Answer to this Complaint.

In addition, as with most business, there exists routine litigation incidental to our business, none of which is anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2004, Host issued the following securities in private transactions pursuant to an exemption from the registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended:

Purchaser/Recipient of Securities	Date	Terms of Exercise, if Convertible	Title of Security	Number Sold or Granted	Consideration Received

Laurus Master Fund, Ltd.	September 17, 2004	N/A	Common Stock	10,000	(1)

(1)

On September 17, 2004, Laurus Master Fund, Ltd. exercised its right to receive shares of Host’s common stock in payment of both principal and interest due pursuant to the terms of the securities purchase agreement between Host and Laurus.  Accordingly, Host issued 10,000 shares of its common stock at the initial “Fixed Conversion Price” of $5.03 per share, in lieu of cash consideration, for payment of $30,000 of principal and $20,300 of interest on the Laurus Note A.

Item 3.     Defaults Upon Senior Securities

Not Applicable

Item 4.      Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.     Other Information

Not Applicable

Item 6.       Exhibits

(a)	Exhibits

10.79	Food Preparation Agreement between Lindley Food Service Corporation and Suburban Boston Consortium of Elder Nutrition Programs dated September 12, 2004
31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST AMERICA CORPORATION

Date: November 15, 2004	By: /s/ Geoffrey W. Ramsey
Geoffrey W. Ramsey, President and Chief Executive Officer

Date: November 15, 2004	By: /s/ David J. Murphy
David J. Murphy, Executive Vice President and Chief Financial Officer