Form 10-Q
period 2004-12-31
HOST AMERICA CORP
filed 2005-02-14
CIK 809012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

On February 14, 2005, there were 4,299,486 shares of the registrant’s common stock, $.001 par value, outstanding.

HOST AMERICA CORPORATION AND SUBSIDIARIES
DECEMBER 31, 2004 FORM 10-Q
INDEX

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2004 (Unaudited)	June 30, 2004 (Audited)

CURRENT ASSETS
Cash	$1,057,607	$3,891,201
Accounts receivable, net	3,500,243	2,902,835
Inventories	1,198,390	1,055,865
Notes receivable – related party	291,720	125,000
Prepaid expenses and other current assets	582,816	178,257

Total current assets	6,630,776	8,153,158

EQUIPMENT AND IMPROVEMENTS, net	1,358,815	1,106,863

OTHER ASSETS
Other	438,414	179,947
Cash – restricted	4,000,000	4,000,000
Deferred financing costs, net	1,605,135	1,895,110
Intangible assets, net	2,057,666	1,038,279
Goodwill, net	5,280,800	5,280,800

	13,382,015	12,394,136

TOTALS	$21,371,606	$21,654,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$1,312,286	$1,136,849
Accounts payable	3,085,766	2,436,869
Accrued expenses	896,164	681,370

Total current liabilities	5,294,216	4,255,088

LONG-TERM LIABILITIES
Long-term debt, less current portion	6,113,151	5,523,836
Subordinated debt	2,997,806	2,928,390

	9,110,957	8,452,226

Total liabilities	14,405,173	12,707,314

CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 2,000,000 shares authorized	-	-
Preferred stock, Series B, $.001 par value, 266,667 shares designated and outstanding	267	267
Common stock, $.001 par value, 80,000,000 shares authorized; 4,240,771 and 4,117,491 outstanding at December 31 and June 30, 2004, respectively	4,241	4,118
Additional paid-in capital	20,426,255	20,149,518
Accumulated deficit	(13,464,330)	(11,207,060)

Total stockholders’ equity	6,966,433	8,946,843

TOTALS	$21,371,606	$21,654,157

See accompanying notes to the condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003 (UNAUDITED)

	2004	2003

NET REVENUES	$7,373,434	$6,795,681

OPERATING COSTS AND EXPENSES
Cost of revenues	6,215,006	5,645,586
Selling, general and administrative expenses	1,486,205	887,310
Acquired in process research and development costs	-	3,360,567
Depreciation and amortization	161,833	81,912
Research and development costs	33,827	-

	7,896,871	9,975,375

Loss from operations	(523,437)	(3,179,694)

OTHER INCOME (EXPENSE)
Other income	5,154	4,455
Amortization of deferred financing costs	(151,968)	(6,343)
Amortization of debt discount	(200,874)	(21,700)
Interest expense	(172,054)	(71,633)

	(519,742)	(95,221)

Loss before provision for income taxes	(1,043,179)	(3,274,915)

PROVISION FOR INCOME TAXES	12,000	6,000

Net loss	(1,055,179)	(3,280,915)
Preferred stock dividends	(7,999)	-

Loss applicable to common stockholders	$(1,063,178)	$(3,280,915)

Basic and diluted loss per common share	$(0.26)	$(1.09)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,139,804	3,012,448

See accompanying notes to the condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003 (UNAUDITED)

	2004	2003

NET REVENUES	$14,442,066	$13,308,691

OPERATING COSTS AND EXPENSES
Cost of revenues	12,206,075	11,165,167
Selling, general and administrative expenses	3,077,492	1,815,209
Acquired in process research and development costs	-	3,360,567
Depreciation and amortization	279,398	164,088
Research and development costs	42,983	-

	15,605,948	16,505,031

Loss from operations	(1,163,882)	(3,196,340)

OTHER INCOME (EXPENSE)
Other income (expense)	(8,000)	6,110
Amortization of deferred financing costs	(303,935)	(12,687)
Amortization of debt discount	(401,749)	(43,400)
Interest expense	(336,704)	(150,471)

	(1,050,388)	(200,448)

Loss before provision for income taxes	(2,214,270)	(3,396,788)

PROVISION FOR INCOME TAXES	27,000	11,000

Net loss	(2,241,270)	(3,407,788)
Preferred stock dividends, including charges for beneficial conversion in 2003	(16,000)	(533,334)

Loss applicable to common stockholders	$(2,257,270)	$(3,941,122)

Basic and diluted loss per common share	$(0.55)	$(1.37)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,129,408	2,882,949

See accompanying notes to the condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003 (UNAUDITED)

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,241,270)	$(3,407,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	279,398	164,088
Write-off of acquired in process research and development costs	-	3,360,567
Amortization of deferred financing costs	303,935	12,687
Amortization of debt discount	401,749	43,400
(Gain) loss on disposal of equipment and improvements	20,688	(2,775)
Non-cash compensation	-	11,397
Changes in operating assets and liabilities, net of effects of acquisitions	(784,968)	(1,203,491)

Net cash used in operating activities	(2,020,468)	(1,021,915)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment and improvements	-	2,775
Purchases of equipment and improvements	(99,943)	(47,031)
Issuance of notes receivable – related parties	(347,000)	-
Repayment of notes receivable – related parties	180,280	-
Net cash paid for business acquired	(327,056)	(176,438)

Net cash used in investing activities	(593,719)	(220,694)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net	-	386,940
Proceeds from issuance of common stock, net	226,560	2,525,450
Deferred financing costs	(13,960)	-
Principal payments on long-term debt	(432,007)	(221,695)

Net cash (used in) provided by financing activities	(219,407)	2,690,695

NET (DECREASE) INCREASE IN CASH	(2,833,594)	1,448,086

CASH, beginning of period	3,891,201	574,528

CASH, end of period	$1,057,607	$2,022,614

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Equipment acquired through assumption of notes payable and capital leases	$239,426	$50,405
Issuance of common stock in payment of long-term debt and accrued interest	50,300	-
Dividends on preferred stock, including beneficial conversion charge	16,000	533,334
Liabilities incurred for business acquired	905,000	-

See accompanying notes to the condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Host America Corporation (“Host”) was incorporated in Delaware on February 6, 1986 with the name University Dining Services, Inc.  On March 9, 1998, Host filed a certificate of amendment changing its name to Host America Corporation, and during fiscal 1999 changed its state of incorporation from Delaware to Colorado.  Host is a contract food management organization, which specializes in providing management of corporate dining rooms and cafeterias and such ancillary services as special event catering and office coffee service to business and industry accounts located in the Northeast area of the United States.  In July 2000, Host purchased all of the issued and outstanding shares of Lindley Food Service Corporation (“Lindley”).  Lindley provides unitized meals primarily under fixed-price contracts for governmental programs in Connecticut, Florida, Indiana, Massachusetts and Rhode Island. On March 28, 2002, Host purchased all of the issued and outstanding shares of SelectForce, Inc. (“SelectForce”).  SelectForce is a regional employment and drug screening company located in Oklahoma City, Oklahoma.  On December 23, 2003, Host purchased all of the issued and outstanding shares of GlobalNet Energy Investors, Inc. (“GlobalNet”).  GlobalNet, which is located in Carrollton, Texas, markets, sells, installs and manages energy saving products and technology.  On October 29, 2004, Host purchased the operating assets of Food Brokers, Inc. (“Food Brokers”), a food service company located in Bridgeport, Connecticut.

BASIS OF PRESENTATION

The condensed consolidated financial statements of Host America Corporation and subsidiaries (the “Company”) for the three and six months ended December 31, 2004 and 2003 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) and disclosures necessary to present fairly the financial position, results of operations and cash flows for the periods presented.  The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the SEC.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements presented as of and for the three and six months ended December 31, 2004 and 2003, include the accounts of Host and its wholly-owned subsidiaries Lindley, SelectForce and GlobalNet.  All material intercompany transactions and balances have been eliminated in consolidation.

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

Inventories consist of the following as of December 31 and June 30, 2004:

	December 31, 2004	June 30, 2004

Raw materials	$568,217	$758,704
Work in process	138,310	184,635
Finished goods	491,863	112,526

Totals	$1,198,390	$1,055,865

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

NET EARNINGS (LOSS) LOSS PER COMMON SHARE

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

Net loss per common share was computed based upon 4,129,408 and 2,882,949 weighted average number of common shares outstanding during the six months ended December 31, 2004 and 2003, respectively.  Net loss per common share was computed based upon 4,139,804 and 3,012,448 weighted average number of common shares outstanding during the three months ended December 31, 2004 and 2003, respectively.

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

The $7,999 preferred stock dividend declared has been added to the net loss of $1,055,179 for the three months ended December 31, 2004 to calculate the net loss applicable to common stockholders of $1,063,178and the corresponding net loss per common share of $0.26.  The $16,000 preferred stock dividend declared has been added to the net loss of $2,241,270 for the six months ended December 31, 2004 to calculate the net loss applicable to common stockholders of $2,257,270 and the corresponding net loss per common share of $0.55.  The August 11, 2003 preferred stock charge of $533,334, which represents the recorded discount resulting from the allocation of proceeds from the sale of the beneficial conversion feature at the date of issuance, has been added to the net loss of $3,407,788 for the six months ended December 31, 2003 to calculate the net loss applicable to common stockholders of $3,941,122 and the corresponding net loss per common share of $1.37.

Convertible preferred shares subject to potential dilution totaled 266,667, shares under stock purchase options totaled 1,030,650 and 648,100, and shares under warrants totaled 2,597,142 and 1,600,412 at December 31, 2004 and 2003, respectively.

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

STOCK COMPENSATION PLANS

The Company accounts for stock option awards granted to officers, directors and employees (collectively “employees”) under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Under APB 25, no stock-based employee compensation cost is reflected in net income or loss, as all options granted to employees under these plans have been granted at no less than fair market value on the date of grant.  However, as a result of amendments to SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company will be required to expense the fair value of employee stock options beginning with its fiscal quarter ending September 30, 2005.  In accordance with the provisions of SFAS 123 and related interpretations of the Emerging Issues Task Force (the “EITF”) of the Financial Accounting Standards Board (the “FASB”), all other issuances of common stock, stock options or other equity instruments to employees and non employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured).  Generally, the fair value of any options, warrants or similar equity instruments issued will be estimated based on the Black-Scholes option-pricing model.  Such fair value is measured as of an appropriate date pursuant to the guidance in the consensus for EITF Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date performances by the other party is complete) and capitalized or expensed as if the Company had paid cash for the goods or services.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK COMPENSATION PLANS (Continued)

Had compensation cost for the Company’s stock option plans been determined in accordance with the fair value-based method prescribed under SFAS 123 and amortized over the vesting period, the Company’s net loss and net loss per share for the three and six months ended December 31, 2004 and 2003 would have approximated the pro forma amounts indicated below:

	Three Months Ended December 31,		Six Months Ended December 31,

	2004	2003	2004	2003

Net loss – as reported	$(1,055,179)	$(3,280,915)	$(2,241,270)	$(3,407,788)
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	7,000	11,000	14,000	11,000

Pro forma net loss	(1,062,179)	(3,291,915)	(2,255,270)	(3,418,788)
Preferred stock dividends, including charges for beneficial conversion	(7,999)	-	(16,000)	(533,334)

Pro forma net loss applicable to common stockholders	$(1,070,178)	$(3,291,915)	$(2,271,270)	$(3,952,122)

Net loss per common share, as reported	$(.26)	$(1.09)	$(0.55)	$(1.37)
Pro forma net loss per common share applicable to common stockholders	$(.26)	$(1.09)	$(0.55)	$(1.37)

The fair value of stock options used to compute pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:  dividend yield of 0% for 2004 and 2003; expected volatility of 76% for 2004 and 77% for 2003; average risk-free interest rate of 4.2% for 2004 and 2003; and an expected option holding period of 10 years for 2004 and 2003.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2003 amounts to conform to the 2004 presentations.  These reclassifications did not change the previously reported net loss or the total assets of the Company.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE 2 -	ACQUISITIONS

GlobalNet

On December 23, 2003, the Company issued 550,000 shares of Host’s common stock valued at $1,958,000 in exchange for all of the outstanding shares of GlobalNet plus net liabilities assumed of $2,149,850.  In addition, the Company incurred acquisition expenses of $243,331, for a total purchase price of $4,351,181. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition.  The value of the 550,000 shares was determined as of December 2, 2003, the date the merger agreement was executed.

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

As a result of the acquisition of GlobalNet on December 23, 2003, Host is related to certain entities through common ownership.  Specifically, former GlobalNet shareholders who are now limited shareholders in Host are principals in EnergyNSync, principally an inactive company, and R.S. Services, Inc. (“R.S. Services”).  EnergyNSync is the owner of certain technology comprising the proprietary software used in the GlobalNet products.

EnergyNSync arranges for its technology to be installed on the circuit boards used to manufacture the products that are sold by GlobalNet and it also arranges for the shipment of circuit boards to R.S. Services where final assembly of the control panels is completed.  The finished control panels are sold directly to GlobalNet by EnergyNSync. R.S. Services currently does not have an agreement with GlobalNet; however, R.S. Services has performed site surveys and installations and has been paid by GlobalNet for these services.   On September 29, 2004, Host entered into a merger agreement to acquire R.S. Services (see Note 8).  Upon completion of the merger, it is the Company’s intention to have GlobalNet operate as a part of R.S. Services.  R.S. Services is both an energy management and electrical contracting firm, now independently manufacturing all of the Company’s energy saving products in Duncan, Oklahoma.  R.S. Services also sells and installs the energy products.  The products consist of a digital microprocessor, capable of reducing energy consumption and demand functions of electrical inductive loads on motors and lighting systems.

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

Food Brokers

On October 29, 2004, Host closed on its Asset Purchase Agreement with Food Brokers. Pursuant to the agreement, which will be accounted for as a purchase, Host acquired certain assets constituting Food Brokers’ food service business, including machinery, equipment, customer contracts and customer lists in consideration for (i) a cash payment of $295,000, (ii) the issuance of a $655,000 promissory note bearing interest at 7.5% per year and maturing on December 1, 2008, and (iii) the issuance of $250,000 in shares of Host common stock.  In addition, Host incurred acquisition expenses of $32,056 for a total purchase price of $1,232,056.  At closing, Food Brokers and its principals executed a six-year non-competition agreement pursuant to which each agreed not to compete, directly or indirectly, with Host in the food service business within the United States.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE 2 -	ACQUISITIONS (Continued)

Food Brokers (Continued)

Accordingly, the purchase price was initially allocated to assets acquired and liabilities assumed at their fair values including identifiable intangible assets comprised of a customer list and covenants not to compete.

The acquisition price, including $32,056 of acquisition costs, was initially allocated as follows:

Equipment	$130,000
Other intangible assets	1,102,056

Total assets purchased	1,232,056

Less liabilities incurred:
Common stock obligation	250,000
Promissory note	655,000

Total liabilities	905,000

Net cash paid for assets acquired	$327,056

The common stock obligation is payable through the issuance of 62,500 shares during the three months ending March 31, 2005.

The following information reflects the (unaudited) pro forma results of operations of the Company for the three and six months ended December 31, 2004 and 2003 assuming that the aforementioned acquisitions had occurred as of July 1, 2003:

	Three Months Ended December 31,		Six Months Ended December 31,

	2004 (Pro Forma)	2003 (Pro Forma)	2004 (Pro Forma)	2003 (Pro Forma)

Net revenue	$7,691,404	$7,253,273	$15,182,124	$14,204,847
Net loss	(1,079,885)	(3,732,647)	(2,213,152)	(4,014,427)
Loss applicable to common stockholders*	(1,087,884)	(4,265,981)	(2,229,152)	(4,547,761)
Loss per common share – basic and diluted	$(0.26)	$(1.23)	$(0.53)	$(1.31)

* Includes $16,000 and $533,334 of preferred stock dividends and beneficial conversion charge for the six months ended December 31, 2004 and 2003, respectively.  Includes $7,999 of preferred stock dividends for the three months ended December 31, 2004.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE 3 -	STOCKHOLDERS’ EQUITY

STOCK OPTIONS

The Company did not grant any stock options during the three and six months ended December 31, 2004.  There were no stock options exercised during the three and six months ended December 31, 2004 (see Note 11 in the 10-KSB).

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

The series B stock has various preferences and conversion rights, including the right to receive a cumulative distribution at the rate of 8% per share per annum, payable semi-annually on or before the last day of Host’s fiscal quarters ending December 31 and June 30.  Accordingly, the Company recorded $7,999 and $16,000 dividend liabilities in accrued expenses and other which has been reflected as an increase to the accumulated deficit during the three and six months ended December 31, 2004.  Furthermore, the series B stock is convertible for a period of five years from the issue date into shares of Host’s common stock according to the conversion ratio set forth in the Articles of Amendment to the Articles of Incorporation of Host, which were filed with the Colorado Secretary of State on August 11, 2003.  The conversion price will initially be equal to the purchase price as defined, subject to anti-dilution provisions.  Except as required by law, the series B stock will vote together with the common stock.  Each series B share shall have a right to that number of votes equal to the number of shares of common stock issuable, upon conversion of such stock.

The difference between the purchase price and the fair value of the common stock into which the series B stock is convertible of $533,334 as of August 11, 2003 was a beneficial conversion feature that is analogous to a dividend on the series B stock and therefore has been reflected as an increase to the accumulated deficit and additional paid-in capital and an increase in the net loss applicable to common stock during the six months ended December 31, 2003.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE 3 -	STOCKHOLDERS’ EQUITY (Continued)

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

WARRANTS

During the three months and six months ended December 31, 2004, the Company did not issue any warrants and no warrants were cancelled or expired.  The Company issued 113,280 shares of common stock for warrants exercised during the six months ended December 31, 2004.  The Company received $226,560 in gross proceeds from the exercise of these warrants, which were exercised at $2.00 per share.

NOTE 4 -	INCOME TAXES

The provision for income taxes consists of current state income taxes of $12,000 and $6,000 for the three months ended December 31, 2004 and 2003, respectively and $27,000 and $11,000 for the six months ended December 31, 2004 and 2003, respectively.

The Company has federal net operating loss carryforwards of approximately $4,779,000 expiring through fiscal 2025.

The Company establishes a valuation allowance for its deferred tax assets in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.”  The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.  For the three months ended December 31, 2004 and 2003, the Company increased the valuation allowance by approximately $384,000 and $9,000, respectively.  For the six months ended December 31, 2004 and 2003, the Company increased the valuation allowance by approximately $772,000 and $17,000, respectively.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE 5 -	CONTINGENCIES

LEGAL MATTERS

On August 25, 2004, a claim was filed for the alleged breach of employment agreements with two former Host employees when Host terminated such agreements; that Host allegedly breached a written contract to purchase from the claimants the exclusive right to manufacture, market, distribute and sell a product known as the “Fansaver” product in exchange for Host common stock and the three-year employment agreements; and that Host and GlobalNet allegedly engaged in securities fraud, fraud and deceit, and unfair competition in the transaction with the claimants.  The claimants are seeking damages of at least $250,000 each.  The Company is assessing the merits of the claim and intends to vigorously defend itself in this matter.  The Company does not believe any reserves are currently necessary.  In January 2005, the court denied Host’s motion to compel arbitration and stay the court proceedings.  Presently pending before the court is Host’s “demurrer,” or motion to dismiss, the claims for breach of the alleged stock transfer agreement, unfair competition and related causes of action.  The court will probably decide the motion to dismiss by March 3, 2005.  As of the date of the filing of this report, Host has not yet filed an answer to this Complaint, which will be filed after the court rules on Host’s motion to dismiss.

The Company is also a party to various other claims and matters of litigation incidental to the normal course of its business.  Management believes that the final resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE 6 -	RELATED PARTY TRANSACTIONS

At December 31, 2004, the Company was obligated to certain officers, directors, and affiliated persons in the amount of $650,000 in connection with the private placements of subordinated debt (see Note 10 of Form 10-KSB).

In accordance with the terms of the Lindley acquisition, Host is obligated to pay the Sellers of Lindley, the President and Executive Vice President of Lindley, an “Earnout EBITA” (see Note 13 of Form 10-KSB).

A major shareholder of Host, who was also a principal shareholder of GlobalNet, provided GlobalNet with debt financing, which was assumed by Host as a result of the acquisition (see Note 2).  As of December 31, 2004, there are two outstanding promissory notes with a total balance due of $95,223.  These notes, which bear interest at 15%, mature in June and August 2006.  On July 7, 2004, Host repaid a third note having a balance of $280,640.

On February 11, 2004, KWM Electronics (“KWM”) borrowed $125,000 from GlobalNet.  Accordingly, KWM issued a promissory note to GlobalNet in the amount of $125,000, which bears interest at 7.5% and had a maturity date of August 11, 2004.  On August 10, 2004, the Board of Directors for Host America Corporation authorized the extension of the KWM note until the date that Host and KWM sign an asset purchase agreement or June 30, 2005, whichever is sooner.  On July 8, 2004, KWM borrowed an additional $40,000 from GlobalNet.  Accordingly, KWM issued an additional promissory note to GlobalNet in the amount of $40,000 under similar terms.  For the three and six months ended December 31, 2004, interest income on these notes was not material.  The president of KWM is not a stockholder of Host, but is the chief operating officer of GlobalNet.

On December 16, 2004, RS Services issued a promissory note to Host in the amount of $307,000 which bears interest at 7.5% and has a maturity date of December 31, 2007.  Host offset $180,280 of this promissory note for RS products and services purchased by Host’s GlobalNet subsidiary.  The RS Services note receivable balance as of December 31, 2004 is $126,720.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE 7 -	INDUSTRY SEGMENT INFORMATION

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

Business segment financial information for the three months ended December 31, 2004 is as follows:

	Business Dining	Unitized Meals	Screening Services	Energy Management	Corporate	Total	Eliminations	Consolidated
Sales to external customers	$3,097,226	$3,830,558	$446,852	$850	$-	$7,375,486	$(2,052)	$7,373,434
Segment (loss) profit	(125,401)	29,591	2,502	(425,626)	(536,245)	(1,055,179)	-	(1,055,179)
Depreciation and amortization	13,206	103,810	8,070	36,747	-	161,833	-	161,833
Provision for income taxes	3,000	6,000	3,000	-	-	12,000	-	12,000

Business segment financial information for the three months ended December 31, 2003 is as follows:

	Business Dining	Unitized Meals	Screening Services	Energy Management	Corporate	Total	Eliminations	Consolidated
Sales to external customers	$3,275,229	$3,123,262	$397,190	$-	$-	$6,795,681	$-	$6,795,681
Segment (loss) profit	80,867	114,920	6,818	(3,375,027)	(108,493)	(3,280,915)	-	(3,280,915)
Depreciation and amortization	22,280	51,142	8,490	-	-	81,912	-	81,912
Provision for income taxes	2,000	-	4,000	-	-	6,000	-	6,000

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE 7 -	INDUSTRY SEGMENT INFORMATION (Continued)

Business segment financial information as of and for the six months ended December 31, 2004 is as follows:

	Business Dining	Unitized Meals	Screening Services	Energy Management	Corporate	Total	Eliminations	Consolidated
Sales to external customers	$6,491,285	$6,913,481	$1,040,550	$850	$-	$14,446,166	$(4,100)	$14,442,066
Segment (loss) profit	(282,315)	(19,267)	90,436	(993,080)	(1,037,044)	(2,241,270)	-	(2,241,270)
Depreciation and amortization	29,776	162,234	16,141	71,247	-	279,398	-	279,398
Provision for income taxes	6,000	12,000	9,000	-	-	27,000	-	27,000
Segment assets	7,628,050	10,177,516	1,755,703	1,810,337	-	21,371,606	-	21,371,606

Business segment financial information as of and for the six months ended December 31, 2003 is as follows:

	Business Dining	Unitized Meals	Screening Services	Energy Management	Corporate	Total	Eliminations	Consolidated
Sales to external customers	$6,252,709	$6,166,600	$890,731	$-	$-	$13,310,040	$(1,349)	$13,308,691
Segment (loss) profit	31,591	60,210	56,225	(3,375,027)	(180,787)	(3,407,788)	-	(3,407,788)
Depreciation and amortization	47,412	99,706	16,970	-	-	164,088	-	164,088
Provision for income taxes	2,000	5,000	4,000	-	-	11,000	-	11,000
Segment assets	2,542,630	8,181,139	1,793,874	1,398,521	-	13,916,164	-	13,916,164

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE 8 -	SUBSEQUENT EVENTS

MERGER AGREEMENT

On September 29, 2004, Host entered into a merger agreement with R.S. Services pursuant to which R.S. Services will become a wholly-owned subsidiary of Host.  The merger agreement provides that at closing, Host will acquire the outstanding shares of R.S. Services in exchange for $200,000 in cash and 431,777 shares of Host’s common stock with a fair value of approximately $2,262,500.  In addition, Host will also assume approximately $600,000 of R.S. Services existing debt.  The agreement has an earn-out provision which provides for the potential issuance of another $1,745,000 of Host’s common stock and $400,000 in cash as follows:  if GlobalNet generates $20,000,000, $30,000,000 and $40,000,000 in sales over the period of time as defined in the agreement, the existing stockholders of R.S. Services will be entitled to $872,500 of Host’s common stock and $200,000 in cash, $336,250 in common stock and $200,000 in cash and $536,250 in Host’s common stock, respectively.

Host’s stockholders approved the R.S. Services merger at a special meeting of stockholders on January 31, 2005.  Host expects to close the transaction during February 2005 when certain closing conditions specified in the merger agreement are satisfied.

PRIVATE PLACEMENT

On January 19, 2005, Host issued and sold one unit at $200,000, consisting of 24,390 shares of its common stock and one 7.5% unsecured convertible promissory note in the face amount of $100,000, in a private placement to one current director serving on the Company’s board of directors.  The outstanding principal balance due on the promissory note is convertible at the election of the holder into shares of the Company’s common stock at anytime after January 19, 2006 at $4.10 per share.  The promissory note is due and payable on January 19, 2007.  The offer and sale was made by the Company’s officers and directors and no commission or other remuneration was paid in connection with the private placement.  The gross proceeds from the offering were $200,000.

These securities were offered and sold without registration under the Securities Act of 1933 in reliance upon the exemption provided by Rule 506 of Regulation D thereunder, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.

ITEM 2.

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

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Recent Developments

Food Brokers Asset Purchase

On October 29, 2004, Host closed on its Asset Purchase Agreement with Food Brokers.  Pursuant to the agreement, which will be accounted for as a purchase, Host acquired certain assets constituting Food Brokers’ food service business, including machinery, equipment, customer contracts and customer lists in consideration for (i) a cash payment of $295,000, (ii) the issuance of a $655,000 promissory note bearing interest at 7.5% per year and maturing on December 1, 2008, and (iii) the issuance of $250,000 in shares of Host common stock.  At closing, Food Brokers and its principals executed a six-year non-competition agreement pursuant to which each agreed not to compete, directly or indirectly, with Host in the food service business within the United States.  The Company also incurred approximately $32,000 of acquisition costs.

R.S. Services Merger

On September 29, 2004, Host, R.S. Services, Inc., Ronald Ray Sparks (as sole stockholder of R.S. Services) and GlobalNet Acquisition Corp., a subsidiary of Host, signed a definitive Agreement of Merger and Plan of Reorganization.  On the effective date, R.S. Services will be merged with and into GlobalNet Acquisition. Following the merger, the separate corporate existence of R.S. Services shall cease and GlobalNet Acquisition shall continue as the surviving company and a wholly-owned subsidiary of Host.  R.S. Services is an electrical installation company and will become part of Host’s energy management division.

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

In connection with the merger agreement, Host will enter into an employment agreement with Mr. Sparks and retain as employees, certain individuals to be designated by Mr. Sparks.  In addition, Mr. Sparks will be required to enter into a covenant not to compete in the states where Host and Global engage in business for an as yet to be determined period.

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Host’s stockholders approved the R.S. Services merger at a special meeting of stockholders on January 31, 2005.  Host expects to close the transaction during February 2005 as certain closing conditions specified in the merger agreement are satisfied.

GlobalNet

When the pending acquisition of R.S. Services is completed, GlobalNet will be able to offer the installation and monitoring of its energy management products and receive an existing customer base.

Lindley Food Service

On November 1, 2004, Lindley began providing meals for the various elder nutrition and Head Start programs it had purchased from Food Brokers.

SelectForce

SelectForce continued to increase its client base during the three and six months ended December 31, 2004.  SelectForce’s marketing efforts have enabled it to sustain its recent pattern of revenue growth and, as the economy continues to improve, it expects this trend to continue.

Host Business Dining

On December 20, 2004, Host business dining began providing food services for two new cafeteria locations in the New York area.

Outlook

We believe in our plan to grow our business and increase profitability through future strategic acquisitions, sales growth and cost reductions by consolidating the buying power of all of our entities.  Host and Lindley are continually involved in the bidding process for potential new business and currently are working on several proposals to secure additional corporate dining, senior feeding and headstart accounts.  SelectForce expects to continue the revenue growth of its employment, drug screening and other services and has the capability of offering a variety of services to its clients.  With the recent acquisition of GlobalNet, Host has entered into the field of energy management.  GlobalNet is currently conducting client requested building surveys in several states which are a necessary first step in the process of analyzing a building’s electrical infrastructure, preparing an installation budget and calculating the expected energy savings.  The closing of the R.S. Services acquisition will expand GlobalNet’s products and services during the third and fourth quarters of fiscal 2005.

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123(R) (revised 2004), “Share-Based Payment”, which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning after June 15, 2005. The new standard will require us to expense employee stock options and other share-based payments. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model.  The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. The adoption of SFAS No. 151 is not expected to have a material impact on our financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in Opinion 29, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our financial position and results of operations.

Critical Accounting Policies

There have been no major changes to the critical accounting policies as outlined in the Company’s June 30, 2004 Form 10-KSB.

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations
Three months ended December 31, 2004 (“2004 period”) vs. three months ended December 31, 2003 (“2003 period”)

Net revenues for the three months ended December 31, 2004 were $7,373,434 as compared to $6,795,681 for the three months ended December 31, 2003.  Accordingly, revenues increased $577,753 or approximately 9%. SelectForce had sales of $444,801 in the 2004 period as compared to $397,191 in 2003, an increase of $47,610.  This approximately 12% increase is mainly attributable to the addition of new clients, an increase in demand from its existing accounts and an increase in its drug screening revenues.  Although SelectForce does not expect to continually generate 12% revenue increases, it does expect to generate more modest sales gains for the balance of fiscal 2005.  Host business dining revenue decreased by $178,003 in the three months ended December 31, 2004 when compared to the 2003 period.  The business dining revenue decrease is primarily attributable to a decline in corporate catering and the closing of a cafeteria unit during the three months ended December 31, 2004.  Host cannot predict if the decline in corporate catering revenue will continue; however, it does expect revenues to increase due to the addition of two new cafeteria units it opened on December 20, 2004.  Lindley had a revenue increase of $707,296, which was attributable to the Florida, Indiana and Massachusetts locations which had a combined revenue increase of $361,409 over the comparable 2003 period.  The increase in Lindley revenue generated by these locations includes $319,031 for Massachusetts which was attributable to its contract with the Northeast Massachusetts Consortium of Elder Nutrition Programs which began on October 1, 2004.  Lindley’s Connecticut operation generated a $345,887 revenue increase which was primarily attributable to the Food Brokers asset purchase.  The majority of Lindley’s work is done on a contract basis with terms ranging from one to five years—the summer food programs are as short as eight weeks.  Most contracts are secured through a competitive bidding process. Price alone is not the only determining factor for the awarding of these contracts—food quality, service and other factors may also enter into the decision making process.  Due to the fact that most of Lindley’s business is awarded as a result of this competitive bidding process, Lindley cannot predict if it will be successful in securing new contracts or renewing existing ones; however, based on these recent awards, we feel in the near term, the prospect of increasing revenue for Lindley appears probable.  GlobalNet, which is in its developmental stages, generated no significant revenues during the 2004 period.  The Company is optimistic that it will commence generating revenue in the third quarter of fiscal 2005.  The Company expects to increase its revenues for the balance of fiscal 2005 and beyond through the addition of more corporate dining accounts, the continued promotion of its elderly feeding, head start, shelf stable meal programs and screening services and the anticipated growth of GlobalNet.  The Food Brokers asset purchase, which was consummated on October 29, 2004, is expected to improve Lindley’s profitability for the balance of fiscal 2005 and beyond and the R.S. Services acquisition, with an anticipated closing in the third quarter, should also have a positive impact on the energy management division’s bottom line.

Total operating costs and expenses were $7,896,871 for the 2004 period as compared to $9,975,375 for the 2003 period, a decrease of $2,078,504 or approximately 21%.  The 2003 period included a charge of $3,360,567 for acquired in process research and development costs in connection with the GlobalNet acquisition.  Excluding this charge, other operating expenses increased by $1,282,063 over the 2003 period.  The Company’s cost of revenues represent the cost of food and paper products, related labor costs and benefits, employment and drug screening costs and contracted services, various business dining unit related costs and the cost of shipping our products to our customers.  Cost of revenues for the three months ended December 31, 2004 and 2003 approximated 84% and 83%, respectively.  This increase is primarily attributable to increased labor costs during the 2004 period.

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, general and administrative expenses consist primarily of management and clerical salaries, legal, accounting and other professional fees, liability insurance, facility rentals, repairs, maintenance, utilities, commissions, travel and various other costs.  Selling, general and administrative expenses were $1,486,205 in the 2004 period as compared to $887,310 during 2003, an increase of $598,895 or approximately 67%.  The large increase over the 2003 period is primarily attributable to GlobalNet which accounted for $342,194 of the increase.  Excluding GlobalNet, selling, general and administrative expenses increased $256,701 for the 2004 period.  A portion of this increase in selling, general and administrative expenses is attributable to significant legal and accounting fees incurred by the Company during the 2004 period.  Depreciation and amortization increased by $79,921 in the 2004 period.  The increase in depreciation and amortization expense is primarily attributable to the Lindley and GlobalNet operations.  Lindley has made significant equipment purchases due to its revenue growth.  As a result of its December 23, 2003 acquisition date, GlobalNet did not incur any depreciation charges in the 2003 period.  Lindley also incurred amortization charges on the Food Brokers’ customer list of $27,627 during the period.  The balance of the increase in operating costs and expenses is the research and development costs of $33,827 relating to GlobalNet.  We are anticipating that our selling, general and administrative expenses will increase over the balance of fiscal 2005 and into fiscal 2006 due to the accounting and other costs associated with the undertaking of our Sarbanes-Oxley Act Section 404 compliance requirements and the continued ramping up of GlobalNet’s infrastructure.

Amortization of deferred financing costs increased by $145,625 for the three months ended December 31, 2004 when compared to the 2003 period.  This increase is mostly attributable to the amortization of the commissions, fair value of warrants issued and legal and other costs incurred in the Laurus Fund financing transaction.  These costs, which will be amortized over the three-year life of the loans, amounted to $133,985 for the three months ended December 31, 2004.  Amortization of deferred financing costs on the second private placement of subordinated debt was $11,478 for the three months ended December 31, 2004.  These costs will be amortized over the five-year life of the related subordinated debt.  Amortization of debt discount was $200,874 in 2004 as compared with $21,700 for the 2003 period.  The large increase is a result of the issuance of the subordinated debt and the Laurus Fund notes during the year ended June 30, 2004, which incurred debt discounts of $13,008 and $166,167, respectively, during the three months ended December 31, 2004.  Interest expense increased by $100,421 for the three months ended December 31, 2004 when compared to the 2003 period.  This increase is primarily attributable to interest charges of $37,500 and $70,462 on the second private placement of subordinated debt and the Laurus Fund financing, respectively.  These interest charges were partially offset by the pay off of the bank term and demand notes on February 13, 2004.

Host incurred a net loss of $1,055,179, after provision for state income taxes of $12,000 for the three months ended December 31, 2004, as compared to a net loss of $3,280,915 for the three months ended December 31, 2003.  There was a $6,000 provision for state income taxes in the 2003 period.  The large net loss for the 2004 period was mostly attributable to the GlobalNet operating loss of $425,625 and $524,896 in charges for interest and amortization of deferred financing costs and debt discount.  The large net loss in the 2003 period was primarily a result of the GlobalNet operation which incurred a charge of $3,360,567 for acquired in process research and development costs.  The Company opened two new business dining accounts at the end of the quarter and, on October 1, 2004, commenced operations for a large new senior feeding program in the Boston area.  On November 1, 2004, Lindley began operations of the Food Brokers accounts which are expected to increase its profitability.  SelectForce’s sales for the quarter were higher than the comparable 2003 period and it expects this trend to continue. GlobalNet has recently begun to trim its overhead through the elimination of several administrative positions and the anticipated completion of the R.S. Services acquisition in the third quarter is expected to further reduce the Company’s operating losses.

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations
Six months ended December 31, 2004 (“2004 period”) vs. six months ended December 31, 2003 (“2003 period”)

Net revenues for the six months ended December 31, 2004 were $14,442,066 as compared to $13,308,691 for the six months ended December 31, 2003.  Accordingly, revenues increased $1,133,375 or approximately 9%. SelectForce had sales of $1,036,450 in the 2004 period as compared to $889,382 in 2003, an increase of $147,068.  This approximately 17% increase is mainly attributable to the addition of new clients, an increase in demand from its existing accounts and an increase in its drug screening revenues.  Although SelectForce does not expect to continually generate 17% revenue increases, it does expect to generate more modest sales gains for the balance of fiscal 2005.  Host business dining revenue increased by $238,576 in the six months ended December 31, 2004 when compared to the 2003 period.  The business dining improvement was mostly attributable to the opening of several business dining units during the previous year which was partly offset by a decline in corporate catering revenues and the loss of a unit account in the second quarter.  Host cannot predict if the decline in corporate catering revenue will continue; however, it does expect revenues to increase due to the addition of the two new cafeteria units it opened on December 20, 2004.  Lindley had a revenue increase of $746,881, which was attributable to the Florida, Indiana and Massachusetts locations which had a combined revenue increase of $446,400 over the comparable 2003 period.  The increase in Lindley revenue generated by these locations includes $372,386 for Massachusetts which was mostly attributable to its contract with the Northeast Massachusetts Consortium of Elder Nutrition Programs which began on October 1, 2004.  Lindley’s Connecticut operation generated a $300,481 revenue increase which was primarily attributable to the accounts in the Food Brokers asset purchase.  The majority of Lindley’s work is done on a contract basis with terms ranging from one to five years—the summer food programs are as short as eight weeks.  Most contracts are secured through a competitive bidding process. Price alone is not the only determining factor for the awarding of these contracts—food quality, service and other factors may also enter into the decision making process.  Due to the fact that most of Lindley’s business is awarded as a result of this competitive bidding process, Lindley cannot predict if it will be successful in securing new contracts or renewing existing ones; however, based on these recent awards, we feel in the near term, the prospect of increasing revenue for Lindley appears probable.  GlobalNet, which is in its developmental stages, generated no significant revenues during the 2004 period.  The Company is optimistic that it will commence generating revenue in the third quarter of fiscal 2005.  The Company expects to increase its revenues for the balance of fiscal 2005 and beyond through the addition of more corporate dining accounts, the continued promotion of its elderly feeding, head start, shelf stable meal programs and screening services and the anticipated growth of GlobalNet.  The Food Brokers asset purchase, which was consummated on October 29, 2004, is expected to improve Lindley’s profitability for the balance of fiscal 2005 and beyond and the R.S. Services acquisition, with an anticipated closing in the third quarter, should also have a positive impact on the energy management division’s bottom line.

Total operating costs and expenses were $15,605,948 for the 2004 period as compared to $16,505,031 for the 2003 period, a decrease of $899,083 or approximately 5%.  The 2003 period included a charge of $3,360,567 for acquired in process research and development costs in connection with the GlobalNet acquisition.  Excluding this charge, other operating expenses increased by $2,461,484 over the 2003 period.  The Company’s cost of revenues represent the cost of food and paper products, related labor costs and benefits, employment and drug screening costs and contracted services, various business dining unit related costs and the cost of shipping our products to our customers.  Cost of revenues for the six months ended December 31, 2004 and 2003 approximated 85% and 84%, respectively.  This increase is primarily attributable to increased labor costs during the 2004 period.

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, general and administrative expenses consist primarily of management and clerical salaries, legal, accounting and other professional fees, liability insurance, facility rentals, repairs, maintenance, utilities, commissions, travel and various other costs.  Selling, general and administrative expenses were $3,077,492 in the 2004 period as compared to $1,815,209 during 2003, an increase of $1,262,283 or approximately 70%.  The large increase over the 2003 period is primarily attributable to GlobalNet which accounted for $840,480 of the increase.  Excluding GlobalNet, selling, general and administrative expenses increased $421,804 for the 2004 period.  A portion of this increase in selling, general and administrative expenses is attributable to significant legal and accounting fees incurred by the Company during the 2004 period.  Depreciation and amortization increased by $115,310 in the 2004 period.  The increase in depreciation and amortization expense is primarily attributable to the Lindley and GlobalNet operations.  Lindley has made significant equipment purchases due to its revenue growth.  As a result of its December 23, 2003 acquisition date, GlobalNet did not incur any depreciation charges in the 2003 period.  Lindley also incurred amortization charges on the Food Brokers’ customer list of $27,627 during the 2004 period.  The balance of the increase in operating costs and expenses is the research and development costs of $42,983 relating to GlobalNet.  We are anticipating that our selling, general and administrative expenses will increase over the balance of fiscal 2005 and into fiscal 2006 due to the accounting and other costs associated with the undertaking of our Sarbanes-Oxley Act Section 404 compliance requirements and the continued ramping up of GlobalNet’s infrastructure.

Amortization of deferred financing costs increased by $291,248 for the six months ended December 31, 2004 when compared to the 2003 period.  This increase is mostly attributable to the amortization of the commissions, fair value of warrants issued and legal and other costs incurred in the Laurus Fund financing transaction.  These costs, which will be amortized over the three-year life of the loans, amounted to $267,310 for the six months ended December 31, 2004.  Amortization of deferred financing costs on the second private placement of subordinated debt was $22,956 for the six months ended December 31, 2004.  These costs will be amortized over the five-year life of the related subordinated debt.  Amortization of debt discount was $401,749 in 2004 as compared with $43,400 for the 2003 period.  The large increase is a result of the issuance of the subordinated debt and the Laurus Fund notes during the year ended June 30, 2004, which incurred debt discounts of $26,015 and $332,334, respectively, during the six months ended December 31, 2004.  Interest expense increased by $186,233 for the six months ended December 31, 2004 when compared to the 2003 period.  This increase is primarily attributable to interest charges of $75,000 and $136,669 on the second private placement of subordinated debt and the Laurus Fund financing, respectively.  These interest charges were partially offset by the pay off of the bank term and demand notes on February 13, 2004.

Host incurred a net loss of $2,241,270, after provision for state income taxes of $27,000 for the six months ended December 31, 2004, as compared to a net loss of $3,407,788 for the six months ended December 31, 2003.  There was an $11,000 provision for state income taxes in the 2003 period.  The large net loss for the 2004 period was mostly attributable to the GlobalNet operating loss of $993,080 and $1,042,388 in charges for interest and amortization of deferred financing costs and debt discount.  The large net loss in the 2003 period was primarily a result of the GlobalNet operation which incurred a charge of $3,360,567 for acquired in process research and development costs.  The Company opened two new business dining accounts at the end of the quarter and, on October 1, 2004, commenced operations for a large new senior feeding program in the Boston area.  On November 1, 2004, Lindley began operations of the Food Brokers accounts which are expected to increase its profitability.  SelectForce’s sales for the quarter were higher than the comparable 2003 period and it expects this trend to continue. GlobalNet has recently begun to trim its overhead through the elimination of several administrative positions and the completion of the anticipated R.S. Services acquisition in the third quarter is expected to further reduce the Company’s operating losses.

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

To date, the Company has been dependent on equity and debt financing to fund its operations, product development, working capital and acquisition strategy.  The Company anticipates this trend to continue in the upcoming fiscal year.  Host’s liquidity as evidenced by its current ratio has decreased.  The current ratio at December 31, 2004 and June 30, 2004 was 1.25:1 and 1.92:1, respectively.  This decrease is primarily attributable to the net operating loss of $2,214,270 for the six months ended December 31, 2004.

Net cash flows for the six-month period ended December 31, 2004 resulted in a decrease in cash of $2,833,594, which was primarily attributable to the net operating loss of $2,241,270 and principal payments on long-term debt of $432,007. Operating activities resulted in a net cash outflow of $2,020,468, which was primarily attributable to the Company’s net cash operating loss of $1,215,200 and increase in operating assets of $805,268.  The Company incurred non-cash charges of $1,026,070 during the six months ended December 31, 2004 relating primarily to depreciation and amortization.  Net cash used in investing activities of $593,719 was for equipment purchases of $99,943, loans to related parties of $347,000 and net cash paid for the Food Brokers acquisition of $327,056.  Host’s financing activities resulted in a net cash outflow of $219,407, which was comprised of principal payments on long-term debt and deferred financing costs of $432,007 and $13,960, respectively, offset by net proceeds from the issuance of common stock on the exercise of warrants of $226,560.

On December 22, 2004, the Company issued 113,280 shares of common stock for warrants exercised.  The Company received $226,560 in proceeds from these options, which were exercised at a price of $2.00 per share.

On October 29, 2004, Host entered into an Asset Purchase Agreement with Food Brokers, Inc., an unaffiliated Bridgeport, Connecticut based food service company.  Pursuant to the agreement, Host issued a $655,000 promissory note to Food Brokers bearing interest at 7.5% per year and maturing on December 1, 2008.  In addition, Host will issue to Food Brokers $250,000 in shares of its common stock.

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

In accordance with the terms of one of the three promissory notes assumed by Host as a result of the GlobalNet acquisition, a major stockholder of Host, who provided the financing on these notes, demanded payment on one of them.  Accordingly, on July 7, 2004, Host repaid the balance of $280,640 on the note which had an original maturity date of February 21, 2006.

On February 13, 2004, the Company repaid the balances due of $983,778 and $324,889 on its term and demand note obligations, respectively, plus accrued interest of $2,327.  The Company utilized substantially all of the net proceeds from the issuance of subordinated promissory notes to liquidate its debt obligations with the bank.  The Company is currently negotiating with financial institutions to secure additional financing and provide long-term liquidity; however, the Company cannot predict what the outcome of its capital raising efforts will be.  If the Company is unsuccessful in its efforts to secure additional debt or equity financing, it could have a material adverse effect upon its ability to fund future acquisitions and operations.

HOST AMERICA CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

On August 5, 2003, the Board of Directors of Host authorized and approved the designation, issuance and sale of series B convertible preferred stock (the “series B stock”), a newly-created series of Host’s preferred stock. On August 11, 2003, Host privately offered and sold 266,667 shares of the series B stock to an individual investor for an aggregate purchase price of $400,000, or $1.50 per share.  The series B stock has various preferences and conversion rights, including the right to receive a cumulative distribution at the rate of 8% per share per annum, payable semi-annually on or before the last day of Host’s fiscal quarters ending December 31 and June 30. Furthermore, the series B stock is convertible for a period of 5 years from the issue date into shares of Host’s common stock according to the conversion ratio set forth in the Articles of Amendment to the Articles of Incorporation of Host, which were filed with the Colorado Secretary of State on August 11, 2003.  The Articles of Amendment also set forth other preferences, conversion and other rights, voting powers, limitations as to distributions and qualifications of the series B stock.  The difference between the purchase price and fair value of the common stock into which the preferred stock is convertible of $533,334 is analogous to a dividend and therefore has been reflected as an increase to the deficit during the six months ended December 31, 2003.

The Company issued 52,750 shares of common stock for options exercised during the six months ended December 31, 2003.  The Company received $108,510 in proceeds from these options, which were exercised at various prices ranging from $2.00 to $2.69 per share.

Host business dining does not anticipate making any substantial capital expenditures during the balance of the fiscal year that are not typically reimbursed by its customers.  Initial capital expenditures primarily incurred when a new food service agreement is in its initial start up phase will be financed by cash flows from operations.  On July 27, and August 4, 2004, Lindley entered into a five-year installment note to acquire a 2004 Ford Van and a one-year capital lease agreement to purchase two double stack ovens, respectively, for its Bridgeport, CT location. In October and November 2004, Lindley purchased three new Chevrolet trucks, three additional ovens and a walk-in cooler for its Everett, MA location, which will be used for its new program with The Northeast Massachusetts Consortium of Elder Nutrition Programs.  The trucks will be financed by an installment note and the equipment will be financed by capital leases.  If Lindley is awarded any of additional senior feeding or Head Start programs it is currently bidding on, it may be required to purchase trucks and food processing equipment to operate these programs.  Lindley expects to fund its equipment requirements through capital leases with its current finance company.  Any additional trucks will be financed through installment notes.  In addition, in accordance with the terms of the Securities Purchase Agreement with Laurus Master Fund, Ltd., funds may be released from the restricted cash account in an amount up to 50% of gross revenues to be earned from customers of our energy management division upon delivery of customer contracts/purchase orders satisfactory to Laurus, subject to an effective registration statement as defined.

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

SUMMARY OF INDEBTNESS

Long-term debt as of December 31 and June 30, 2004 consists of the following:

	December 31, 2004 (Unaudited)	June 30, 2004 (Audited)

Laurus Funds notes, net of unamortized debt discount of $1,661,666 and $1,994,000 at December 31 and June 30, 2004, respectively	$6,308,334	$6,006,000
Notes payable	993,464	522,734
Capital leases payable	123,639	131,951
Subordinated debt, net of unamortized debt discount of $477,194 and $546,610 at December 31 and June 30, 2004, respectively	2,997,806	2,928,390

Totals	10,423,243	9,589,075
Less: current portion	1,312,286	1,136,849

Long-term portion	$9,110,957	$8,452,226

The aggregate maturities of the long-term debt in each of the five years subsequent to December 31, 2004 and thereafter are:

2005	$1,976,953
2006	1,734,744
2007	4,861,949
2008	1,942,948
2009	2,045,509

(1)	$12,562,103

(1)	Includes unamortized debt discount as of December 31, 2004 of $1,661,666 and $477,194 on the Laurus notes and subordinated debt, respectively.

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

            (b)     Changes in internal control over financing reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

Sherwin v. Host America Corp., Geoffrey Ramsey, et al., Case No. 04CC08892 (Superior Court, Riverside County, California):  Ralph Sherwin and Blaine Sherwin, former employees of Host, filed suit on August 25, 2004, against Host, GlobalNet, Geoffrey Ramsey, Roger Lockhart, Eric Barger, and Ronald Sparks.  The complaint claims that Host breached written employment agreements with the Sherwins when it terminated such agreements; that Host allegedly breached a written contract to purchase from the Sherwins the exclusive right to manufacture, market, distribute, and sell a product known as the “Fansaver” in exchange for Host common stock and the three-year employment agreements; and that Host and GlobalNet allegedly engaged in securities fraud, fraud and deceit, and unfair competition in the transaction with the Sherwins.  The Sherwins seek damages of at least $250,000 each.  Host intends to vigorously defend this action and believes it is too early to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss.  In January 2005, the court denied Host’s motion to compel arbitration and stay the court proceedings.  Presently pending before the court is Host’s “demurrer,” or motion to dismiss, the claims for breach of the alleged stock-transfer agreement, unfair competition, and related causes of action.  The court will probably decide the motion to dismiss by March 3, 2005.  As of the filing of this report, Host has not yet filed an Answer to this Complaint, which will be filed after the court rules on Host’s motion to dismiss.

In addition, as with most business, there exists routine litigation incidental to our business, none of which is anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2004, Host issued the following securities in private transactions pursuant to an exemption from the registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended:

Purchaser/Recipient of Securities	Date	Terms of Exercise, if Convertible	Title of Security	Number Sold or Granted	Consideration Received

Norena and William Walker	December 27, 2004	N/A	Common Stock (1)	113,280	$226,560

(1)	On December 27, 2004, Norena and William Walker exercised a warrant to purchase 113,280 shares of common stock at $2.00 per share.

Item 3.     Defaults Upon Senior Securities

Not Applicable

Item 4.      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2004.  However, on January 31, 2005, Host held a special meeting of stockholders for the purpose of (1) approving the Agreement of Merger and Plan of Reorganization dated September 29, 2004 with R.S. Services, Inc. pursuant to which R.S. Services will become a wholly-owned subsidiary of Host; and (2) approving the issuance of $250,000 in shares of Host common stock pursuant to an Asset Purchase Agreement dated

October 29, 2004 by which Host acquired certain assets related to its food service operations from Food Brokers, Inc.

The following votes were cast by stockholders:

Approve the Agreement of Merger and Plan of Reorganization dated September 29, 2004, among R.S. Services, Inc., an Oklahoma corporation, Ronald Ray Sparks, the sole stockholder of R.S. Services, GlobalNet Acquisition Corp., a Connecticut corporation, and Host, pursuant to which R.S. Services will become a wholly-owned subsidiary of Host.

Shares Vote For	Shares Voted Against	Shares Abstained

2,373,093	13,185	200

Approve the issuance of $250,000 in shares of Host common stock pursuant to an Asset Purchase Agreement dated October 29, 2004 by which Host acquired certain assets related to its food service operations from Food Brokers, Inc., a Bridgeport, Connecticut based food service company.

Shares Vote For	Shares Voted Against	Shares Abstained

2,284,183	2,285	100,000

Item 5.     Other Information

Not Applicable

Item 6.       Exhibits

(a)	Exhibits

31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST AMERICA CORPORATION

Date: February 14, 2005	By: /s/ Geoffrey W. Ramsey
Geoffrey W. Ramsey, President and Chief Executive Officer

Date: February 14, 2005	By: /s/ David J. Murphy
David J. Murphy, Executive Vice President and Chief Financial Officer