Form 10-Q
period 2005-03-31
HOST AMERICA CORP
filed 2005-05-20
CIK 809012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

On May 17, 2005, there were 4,893,630 shares of the registrant’s common stock, $.001 par value, outstanding.

HOST AMERICA CORPORATION AND SUBSIDIARIES MARCH 31, 2005 FORM 10-Q INDEX

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2005 (Unaudited)	June 30, 2004 (Audited)

CURRENT ASSETS
Cash	$1,330,956	$3,767,058
Accounts receivable, net	4,840,423	2,659,787
Inventories	1,429,672	1,055,865
Notes receivable – related party	165,000	125,000
Prepaid expenses and other current assets	527,454	177,597
Assets of discontinued segment	-	1,814,355

Total current assets	8,293,505	9,599,662

EQUIPMENT AND IMPROVEMENTS, net	1,693,376	1,096,271

OTHER ASSETS
Other	419,891	176,953
Cash – restricted	2,732,000	4,000,000
Deferred financing costs, net	1,453,167	1,895,110
Intangible assets, net	1,870,966	907,323
Goodwill, net	6,515,160	3,978,838

	12,991,184	10,958,224

TOTALS	$22,978,065	$21,654,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$1,582,023	$1,136,849
Accounts payable	3,749,508	2,341,618
Accrued expenses	1,391,851	665,130
Liabilities of discontinued segment	-	111,491

Total current liabilities	6,723,382	4,255,088

LONG-TERM LIABILITIES
Long-term debt, less current portion	5,869,898	5,523,836
Subordinated debt	2,932,513	2,928,390

	8,802,411	8,452,226

Total liabilities	15,525,793	12,707,314

CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 2,000,000 shares authorized	-	-
Preferred stock, Series B, $.001 par value, 266,667 shares designated and outstanding	267	267
Common stock, $.001 par value, 80,000,000 shares authorized; 4,811,573 and 4,117,491 outstanding at March 31, 2005 and June 30, 2004, respectively	4,812	4,118
Additional paid-in capital	23,037,732	20,149,518
Accumulated deficit	(15,590,539)	(11,207,060)

Total stockholders’ equity	7,452,272	8,946,843

TOTALS	$22,978,065	$21,654,157

See accompanying notes to the condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

	2005	2004

NET REVENUES	$8,163,964	$6,153,567

OPERATING COSTS AND EXPENSES
Cost of revenues	6,959,240	5,192,069
Selling, general and administrative expenses (including non-cash charges of $305,100 in 2005)	1,836,600	1,298,948
Acquired in process research and development costs	-	70,814
Depreciation and amortization	185,329	94,000
Research and development costs	104	-

	8,981,273	6,655,831

Operating loss – continuing operations	(817,309)	(502,264)

OTHER INCOME (EXPENSE)
Other income (expense)	4,723	(4,635)
Amortization of deferred financing costs	(151,967)	(9,610)
Amortization of debt discount	(206,185)	(29,967)
Interest expense	(355,484)	(105,728)

	(708,913)	(149,940)

Loss from continuing operations before income taxes	(1,526,222)	(652,204)

PROVISION FOR INCOME TAXES	10,000	5,000

Loss from continuing operations	(1,536,222)	(657,204)

Income from operations of discontinued segment	81,627	45,612
Loss on sale of discontinued segment	(663,618)	-

Income (loss) from discontinued segment	(581,991)	45,612

Net loss	(2,118,213)	(611,592)
Preferred stock dividends	(8,000)	-

Loss applicable to common stockholders	$(2,126,213)	$(611,592)

Loss per share – basic and diluted:
Loss from continuing operations	$(0.34)	$(0.16)
Income (loss) from discontinued segment	(0.13)	.01

Total	$(0.47)	$(0.15)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,517,832	4,018,766

See accompanying notes to the condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

	2005	2004

NET REVENUES	$21,569,580	$18,572,877

OPERATING COSTS AND EXPENSES
Cost of revenues	18,455,919	15,716,241
Selling, general and administrative expenses (including non-cash charges of $305,100 and $11,397)	4,695,624	2,933,275
Acquired in process research and development costs	-	3,431,381
Depreciation and amortization	448,585	241,118
Research and development costs	43,087	-

	23,643,215	22,322,015

Operating loss – continuing operations	(2,073,635)	(3,749,138)

OTHER INCOME (EXPENSE)
Other income (expense)	(3,277)	1,475
Amortization of deferred financing costs	(455,902)	(22,297)
Amortization of debt discount	(607,934)	(73,367)
Interest expense	(699,180)	(263,190)

	(1,766,293)	(357,379)

Loss from continuing operations before income taxes	(3,839,928)	(4,106,517)

PROVISION FOR INCOME TAXES	28,000	12,000

Loss from continuing operations	(3,867,928)	(4,118,517)

Income from operations of discontinued segment	172,063	99,137
Loss on sale of discontinued segment	(663,618)	-

Income (loss) from discontinued segment	(491,555)	99,137

Net loss	(4,359,483)	(4,019,380)
Preferred stock dividends, including charges for beneficial conversion in 2004	(24,000)	(533,334)

Loss applicable to common stockholders	$(4,383,483)	$(4,552,714)

Loss per share – basic and diluted:
Loss from continuing operations	(0.92)	(1.43)
Income (loss) from discontinued segment	(0.11)	0.03

Basic and diluted loss per common share	$(1.03)	$(1.40)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,256,993	3,258,801

See accompanying notes to the condensed consolidated financial statements

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,359,483)	$(4,019,380)
Income from operations of discontinued segment	(172,063)	(99,137)
Loss on sale of discontinued segment	663,618	-

Loss from continuing operations	(3,867,928)	(4,118,517)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	478,206	241,118
Write-off of acquired in process research and development costs	-	3,431,381
Amortization of deferred financing costs	455,902	22,297
Amortization of debt discount	607,934	73,367
Beneficial conversion charge to interest expense	161,393	-
Loss on disposal of equipment	20,688	3,940
Non-cash compensation	305,100	11,397
Changes in operating assets and liabilities	(1,633,823)	(1,874,277)

Net cash used in operating activities of continuing operations	(3,472,528)	(2,209,294)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	-	8,475
Proceeds from sale of discontinued segment, net	878,522	-
Purchases of equipment	(135,834)	(139,849)
Issuance of notes receivable – related parties	(220,280)	-
Repayment of notes receivable – related parties	180,280	-
Proceeds from loan held in restricted cash account	1,268,000	-
Purchase of patents	-	(64,298)
Cash paid for businesses acquired, net of cash received of $49,663	(405,709)	(176,438)

Net cash provided by (used in) investing activities of continuing operations	1,564,979	(372,110)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net	-	386,940
Proceeds from issuance of common stock, net	459,251	2,562,403
Proceeds from subordinated debt	100,000	1,875,000
Payments for deferred financing costs	(13,960)	(195,965)
Payments on demand notes payable	-	(424,889)
Principal payments on long-term debt	(1,207,114)	(1,336,554)

Net cash (used in) provided by financing activities of continuing operations	(661,823)	2,866,935

Net cash (used in) provided by continuing operations	(2,569,372)	285,531
Net cash provided by discontinued segment	133,270	123,836

NET (DECREASE) INCREASE IN CASH	(2,436,102)	409,367

CASH, beginning of period	3,767,058	574,528

CASH, end of period	$1,330,956	$983,895

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) FOR THE NINE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES AND OTHER INFORMATION:

The Company purchased all of the outstanding stock of R.S. Services and certain assets of Food Brokers for $3,227,032 in 2005 and GlobalNet for $2,201,331 in 2004, respectively.  In conjunction with the acquisitions, liabilities were assumed as follows:

Fair value of assets acquired	$5,129,452	$4,351,181
Less, fair value of common stock issued and cash paid and liabilities incurred for acquisition costs	3,227,032	2,201,331

Liabilities assumed	$1,902,420	$2,149,850

Non-cash investing and financing activities:

Equipment acquired through assumption of notes payable and capital leases	$338,390	$50,405
Issuance of common stock in payment of long-term debt and accrued interest	219,505	-
Dividends on preferred stock, including beneficial conversion charge	24,000	533,334

See accompanying notes to the condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Host America Corporation (“Host”) was incorporated in Delaware on February 6, 1986 with the name University Dining Services, Inc.  On March 9, 1998, Host filed a certificate of amendment changing its name to Host America Corporation, and during fiscal 1999 changed its state of incorporation from Delaware to Colorado.  Host is a contract food management organization, which specializes in providing management of corporate dining rooms and cafeterias and such ancillary services as special event catering and office coffee service to business and industry accounts located in the Northeast area of the United States.  In July 2000, Host purchased all of the issued and outstanding shares of Lindley Food Service Corporation (“Lindley”).  Lindley provides unitized meals primarily under fixed-price contracts for governmental programs in Connecticut, Florida, Indiana, Massachusetts and Rhode Island.  On December 23, 2003, Host purchased all of the issued and outstanding shares of GlobalNet Energy Investors, Inc. (“GlobalNet”).  GlobalNet, which is located in Carrollton, Texas, markets, sells, installs and manages energy saving products and technology.  On October 29, 2004, Host purchased the operating assets of Food Brokers, Inc. (“Food Brokers”), a food service company located in Bridgeport, Connecticut.  On February 16, 2005, GlobalNet Acquisition Corp. (“Global”), a wholly-owned subsidiary of Host, acquired and merged with R.S., an Oklahoma corporation, pursuant to the terms and conditions of the Agreement of Merger and Plan of Reorganization dated September 29, 2004.  As a result, Global, as the surviving corporation, changed its name to R.S. Services, Inc. (“R.S. Services”), a Connecticut corporation, and will conduct the electrical installation and energy management business formerly conducted by R.S. Services, Inc.  As used herein, “R.S. Services” or “R.S.” refers to R.S. Services, Inc. before the Merger and R.S. Services, Inc. together with Global after the Merger.  On March 31, 2005, Host sold SelectForce, which had constituted its employment screening segment (see Note 3 herein).

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Host America Corporation and subsidiaries (the “Company”) for the three and nine months ended March 31, 2005 and 2004 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) and disclosures necessary to present fairly the financial position, results of operations and cash flows for the periods presented.  The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the SEC.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004 (“the 10-KSB”).

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements presented include the accounts of Host and its wholly-owned subsidiaries.  All material intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates.

REVENUE RECOGNITION

As explained above and in Note 2, the Company acquired the energy management business of R.S. Services on February 16, 2005 and, as a result, it recognizes revenue on its short-term installations, such as switch gear projects, when the job is completed.  On its long-term projects, which may last several months, R.S. Services recognizes revenue based on the percentage of completion method.  Progress on the percentage of completion is measured by the costs incurred to date compared to total estimated costs to complete the job.  Provision is made for anticipated losses, if any, on uncompleted contracts.

INVENTORIES

Inventories consist primarily of food, paper products and electrical components and are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventories consist of the following as of March 31 and June 30, 2004:

	March 31, 2005	June 30, 2004

Raw materials	$575,730	$758,704
Work in process	207,399	184,635
Finished goods	646,543	112,526

Totals	$1,429,672	$1,055,865

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Convertible preferred shares subject to potential dilution totaled 266,667, shares under stock purchase options totaled 1,143,078 and 1,030,650, and shares under warrants totaled 2,770,598 and 2,116,672 at March 31, 2005 and 2004, respectively.

Loss per share from continuing operations and net loss per share are based on the losses applicable to common stockholders and, accordingly, reflect the adjustment of loss from continuing operations and net loss for all preferred stock dividends and charges for beneficial conversion rights.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SEGMENT INFORMATION

The Company’s primary operating segments are the management of corporate dining (Host), the preparation of unitized meals (Lindley), and energy management (R.S and GlobalNet).

STOCK COMPENSATION PLANS

The Company accounts for stock option awards granted to officers, directors and employees (collectively “employees”) under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Under APB 25, no stock-based employee compensation cost is reflected in net income or loss, as all options granted to employees under these plans have been granted at no less than fair market value on the date of grant.  However, as a result of amendments to SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company will be required to expense the fair value of employee stock options beginning with its fiscal quarter ending September 30, 2006.  In accordance with the provisions of SFAS 123 and related interpretations of the Emerging Issues Task Force (the “EITF”) of the Financial Accounting Standards Board (the “FASB”), all other issuances of common stock, stock options or other equity instruments to employees and non employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured).  Generally, the fair value of any options, warrants or similar equity instruments issued will be estimated based on the Black-Scholes option-pricing model.  Such fair value is measured as of an appropriate date pursuant to the guidance in the consensus for EITF Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date performances by the other party is complete) and capitalized or expensed as if the Company had paid cash for the goods or services.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK COMPENSATION PLANS (Continued)

Had compensation cost for the Company’s stock option plans been determined in accordance with the fair value-based method prescribed under SFAS 123 and amortized over the vesting period, the Company’s net loss and net loss per share for the three and nine months ended March 31, 2005 and 2004 would have approximated the pro forma amounts indicated below:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2005	2004	2005	2004

Net loss – as reported	$(2,118,213)	$(611,592)	$(4,359,483)	$(4,019,380)
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	61,000	1,014,000	75,000	1,025,000

Pro forma net loss	(2,179,213)	(1,625,592)	(4,434,483)	(5,044,380)
Preferred stock dividends, including charges for beneficial conversion	(8,000)	-	(24,000)	(533,334)

Pro forma net loss applicable to common stockholders	$(2,187,213)	$(1,625,592)	$(4,458,483)	$(5,577,714)

Net loss per common share, as reported	$(0.47)	$(0.15)	$(1.03)	$(1.40)
Pro forma net loss per common share applicable to common stockholders	$(0.48)	$(0.40)	$(1.05)	$(1.71)

The fair value of stock options used to compute pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:  dividend yield of 0% for 2005 and 2004; expected volatility of 73% for 2005 and 77% for 2004; average risk-free interest rate of 4.5% for 2005 and 4.1% for 2004; and an expected option holding period of 10 years for 2005 and 2004.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2004 amounts to conform to the 2005 presentations.  These reclassifications did not change the previously reported net loss or the total assets of the Company.

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

As a result of the acquisition of GlobalNet on December 23, 2003, Host is related to certain entities through common ownership.  Specifically, former GlobalNet shareholders who are now shareholders in Host are principals in EnergyNSync, principally an inactive company, and R.S. Services.

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

Food Brokers

On October 29, 2004, Host closed on its Asset Purchase Agreement with Food Brokers. Pursuant to the agreement, which was accounted for as a purchase, Host acquired certain assets constituting Food Brokers’ food service business, including machinery, equipment, customer contracts and customer lists in consideration for (i) a cash payment of $295,000, (ii) the issuance of a $655,000 promissory note bearing interest at 7.5% per year and maturing on December 1, 2008, and (iii) the issuance of $250,000 in shares of Host common stock.  In addition, Host incurred acquisition expenses of $32,056 for a total purchase price of $1,232,056.  At closing, Food Brokers and its principals executed a six-year non-competition agreement pursuant to which each agreed not to compete, directly or indirectly, with Host in the food service business within the United States.  The results of operations of Food Brokers have been included in the condensed consolidated financial statements since the date of acquisition.

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

The common stock obligation is payable through the issuance of 62,500 shares during the three months ending June 30, 2005.

R.S. Services

On February 16, 2005, Host acquired R.S. Services, Inc. pursuant to the terms and conditions of the Agreement of Merger and Plan of Reorganization dated September 29, 2004.  R.S. Services is both an energy management and electrical contracting firm, which also assembles the Company’s energy saving products in Duncan, Oklahoma.  R.S. Services also sells and installs the energy products.  The products consist of a digital microprocessor, capable of reducing energy consumption and demand functions of electrical inductive loads on motors and lighting systems.  Some of the factors Host considered in determining its decision to acquire R.S. Services were: R.S. had an established business in the electrical and energy management field with experience in the installation and servicing of energy savings products; R.S. had a UL approved panel shop for the assembly of our products; and R.S. had a history of installations for national accounts.  R.S. Services will continue to conduct its electrical installation and energy management business as a wholly-owned subsidiary of Host.  The results of operations of R.S. Services have been included in the condensed consolidated financial statements since the date of acquisition.

The aggregate purchase price of $1,994,976 consisted of $200,000 in cash, 431,777 shares of common stock valued at $1,666,659 and closing costs of $128,317.  The value of the 431,777 shares of restricted common stock was determined based on the closing market price of the Company’s common shares on January 31, 2005, the date of shareholder approval for the acquisition.  In addition to the aforementioned Host common stock and cash consideration, Ronald Sparks, the former sole shareholder of R.S. Services, is eligible to earn additional cash and Host common stock based on the performance of Host’s energy management division.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE 2 -	ACQUISITIONS (Continued)

R. S. Services (Continued)

Mr. Sparks will receive an additional $200,000 in cash and $872,500 worth of Host’s restricted common stock if the energy management division generates a total of $20 million in sales for the 24-month period after the closing date of the merger.  If $30 million in divisional sales are reached for the 30-month period after the closing date of the merger, another $200,000 in cash and $336,250 worth of Host’s restricted common stock will be issued to Mr. Sparks.  If $40 million in divisional sales are reached in the 36-month period after the closing date of the merger, $536,250 worth of Host common stock will be issued to Mr. Sparks.  If the $40 million division sales goal is not reached for the 36-month period after the closing date of the merger, but division sales exceed $30 million, Host will issue to Mr. Sparks additional common stock based on a ratio of sales achieved, as described in the merger agreement.  These “earn-out” periods expire three years from the closing date of the merger.  Any such amounts earned will result in an increase in goodwill.

Concurrent with the closing of the merger, Host entered into an employment agreement with Mr. Sparks providing that Mr. Sparks will serve as the President of R.S. Services and receive an initial salary of $125,000, incentive stock options to purchase 18,000 shares of Host’s common stock and such other executive benefits as are afforded to similar officers of Host and its subsidiaries.  The employment agreement is for a period of three years, contains a three year non-competition provision and provides Mr. Sparks with certain severance benefits in the event of his termination.

The purchase price of R.S. Services was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows:

Cash	$49,663
Accounts receivable	734,438
Other assets	223,612
Equipment	353,362
Intangible assets	2,536,321

Total assets purchased	3,897,396

Less, liabilities assumed:
Current liabilities	751,059
Long-term debt	1,151,361

Total liabilities	1,902,420

Net assets acquired	$1,994,976

The allocation of the purchase price was based upon preliminary data and could change when the final valuation of certain intangible assets is obtained.  The $2,536,321 of goodwill was assigned to the energy management segment.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE 2 -	ACQUISITIONS (Continued)

R. S. Services (Continued)

The following information reflects the (unaudited) pro forma results of operations of the Company for the three and nine months ended March 31, 2005 and 2004 assuming that the aforementioned acquisitions had occurred as of July 1, 2003:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2005 (Pro Forma)	2004 (Pro Forma)	2005 (Pro Forma)	2004 (Pro Forma)

Net revenue	$8,503,154	$7,498,266	$24,547,056	$22,565,922
Net loss from continuing operations	(1,636,801)	(498,846)	(4,461,395)	(4,530,465)
Net loss	(2,218,792)	(453,234)	(4,952,950)	(4,431,328)
Loss applicable to common stockholders*	(2,226,792)	(453,234)	(4,976,950)	(4,964,662)
Loss per common share – basic and diluted	$(0.47)	$(0.10)	$(1.06)	$(1.21)

* Includes $24,000 and $533,334 of preferred stock dividends and beneficial conversion charge for the nine months ended March 31, 2005 and 2004, respectively.  Includes $8,000 of preferred stock dividends for the three months ended March 31, 2005.

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of July 1, 2003.

NOTE 3 -	DISCONTINUED OPERATIONS OF SELECTFORCE SEGMENT

On March 31, 2005, Host and T.E.D. Corporation (“Purchaser”) entered into a Share Purchase Agreement (“Agreement”) whereby Host sold to the Purchaser all of its shares in SelectForce, a wholly owned subsidiary of Host, which was its employment screening segment.  Host decided to sell SelectForce in order to concentrate its resources on its food and energy management operations, to streamline its overall operation and to raise capital.  The President of the Purchaser is a former director of Host and an officer of SelectForce.

Pursuant to the Agreement, the sales price of $2,070,000 was payable as follows:  (i) $896,482 in cash at the closing; (ii) cancellation of $973,518 of obligations owed by Host to SelectForce; and (iii) the assumption of two of Host’s subordinated debt promissory notes in the principal amount of $200,000.  The assets sold consisted primarily of cash, accounts receivable, property and equipment, goodwill and other assets and the other liabilities assumed consisted of certain accounts payable and accrued liabilities.  As a result of this transaction, Host incurred a loss on the sale of discontinued operations of $663,618, including transaction costs of $17,960.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE 3 -	DISCONTINUED OPERATIONS OF SELECTFORCE SEGEMENT (Continued)

The Agreement contains numerous representations, warranties and covenants by Host and the Purchaser, including a two-year covenant not to compete by Host and its officers and directors in the ownership, management, operation or control of an employment screening business.

Summarized financial data for the discontinued operations of SelectForce are outlined below:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2005	2004	2005	2004

Net revenue	$549,599	$491,740	$1,590,149	$1,382,471
Income before taxes	83,627	48,612	183,063	106,137
Income taxes	2,000	3,000	11,000	7,000
Income from discontinued operations	81,627	45,612	172,063	99,137

	March 31, 2005*	June 30, 2004

Cash	$186,351	$124,142
Accounts receivable	256,142	243,048
Other assets	978,733	3,655
Equipment	7,062	10,592
Intangible assets	1,412,235	1,432,918

Total assets	2,840,523	1,814,355

Accounts payable	97,733	95,251
Accrued expenses	27,132	16,240

Total liabilities	124,865	111,491

Net assets of discontinued operations	$2,715,658	$1,702,864

*  Represents assets and liabilities prior to sale.

NOTE 4 -	AMENDMENT TO LAURUS DEBT AGREEMENT

On February 15, 2005, Host entered into Amendment No. 1 and Consent (the “Amendment Agreement”) with Laurus Master Funds, Ltd. amending certain terms of a Secured Convertible Term Note A and a Secured Convertible Term Note B previously issued by Host to Laurus pursuant to a Securities Purchase Agreement dated June 23, 2004 and certain related loan documents.  Pursuant to the Amendment Agreement, Term Note A is amended to provide that the initial fixed conversion price remains at $5.03 per share, provided, however, that the first $1,000,000 aggregate principal amount of Term Note A and/or Term Note B, collectively, converted into shares of common stock on or after February 15, 2005 shall be converted at a fixed conversion price of $3.50 per share (“reduced conversion price”).

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE 4 -	AMENDMENT TO LAURUS DEBT AGREEMENT (Continued)

As a result of the reduced conversion price, Host recorded a charge to interest expense of $142,857 for the intrinsic value of this beneficial conversion price of $3.50 per share as of February 15, 2005.  In addition, scheduled principal payments under Term Note A were deferred until after May 1, 2005.  The Amendment Agreement also amended applicable provisions of certain related loan documents to be consistent with the modification to the fixed conversion price described above.

In addition, pursuant to the Amendment Agreement, Host issued to Laurus a common stock purchase warrant for 25,000 shares of its common stock exercisable through June 23, 2014 at $5.98 per share.  The warrant is subject to certain adjustment provisions in the event Host shall (a) effect a corporate reorganization or merger; or (b) consolidate or merge into any other entity or transfer all or substantially all of its assets or properties under a plan contemplating its dissolution.  Accordingly, Host recorded the fair value of the warrant of $77,000, determined by using the Black-Scholes pricing model, as debt discount, resulting in a reduction in the carrying value of the debt.  The debt discount will be amortized to interest expense over the remaining term of the related debt.

Host entered into the Amendment Agreement in order to obtain Laurus’ consent to Host’s merger with R.S. Services.  Laurus’ consent was a condition to the closing of the merger.  In connection with the Amendment Agreement and Host’s merger with R.S. Services, Laurus released $750,000 from restriction on Term Note B to Host.  Host used approximately $588,000 of these proceeds to repay outstanding debt obligations of R.S. Services and will use the remainder for working capital.  Laurus has also released an additional $518,000 on Term Note B from restriction to bring the total funds released on this note to $1,268,000 as of March 31, 2005.

NOTE 5 -	STOCKHOLDERS’ EQUITY

STOCK OPTIONS

The Company granted 128,678 stock options, with exercise prices ranging from $3.48 to $4.04 per share, during the three months ended March 31, 2005.  No other options were granted during the nine months ended March 31, 2005.  Included in the total stock options granted during the period, were 100,000 options issued to Host’s investor relations firm as additional compensation for its services.  Accordingly, Host recorded a charge of $305,100 in selling, general and administrative expenses for the fair value of these options.  Host utilized a Black-Scholes analysis to calculate the fair value of these options.  The Company issued 16,250 shares of common stock for options exercised during the three and nine months ended March 31, 2005 (see Note 11 in the 10-KSB).  The Company received $34,906 in gross proceeds from these options, which were exercised at $2.00 and $2.69 per share.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE 5 -	STOCKHOLDERS’ EQUITY (Continued)

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

The series B stock has various preferences and conversion rights, including the right to receive a cumulative distribution at the rate of 8% per share per annum, payable semi-annually on or before the last day of Host’s fiscal quarters ending December 31 and June 30.  Accordingly, the Company recorded $8,000 and $24,000 dividend liabilities in accrued expenses and other which has been reflected as an increase to the accumulated deficit during the three and nine months ended March 31, 2005.  Furthermore, the series B stock is convertible for a period of five years from the issue date into shares of Host’s common stock according to the conversion ratio set forth in the Articles of Amendment to the Articles of Incorporation of Host, which were filed with the Colorado Secretary of State on August 11, 2003.  The conversion price will initially be equal to the purchase price as defined, subject to anti-dilution provisions.  Except as required by law, the series B stock will vote together with the common stock.  Each series B share shall have a right to that number of votes equal to the number of shares of common stock issuable, upon conversion of such stock.

The difference between the purchase price and the fair value of the common stock into which the series B stock is convertible of $533,334 as of August 11, 2003 was a beneficial conversion feature that is analogous to a dividend on the series B stock and therefore has been reflected as an increase to the accumulated deficit and additional paid-in capital and an increase in the net loss applicable to common stock during the nine months ended March 31, 2004.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE 5 -	STOCKHOLDERS’ EQUITY (Continued)

COMMON STOCK

On September 17, 2004, in accordance with the terms of its Securities Purchase Agreement, Laurus Master Fund, Ltd., exercised its right to convert both principal and interest payable by the Company into shares of Host’s common stock.  Accordingly, in September 2004, Host issued 10,000 shares of its common stock at the initial “Fixed Conversion Price” of $5.03 per share in payment of $30,000 of principal and $20,300 of interest on the Laurus Note A (see Note 8 in the 10-KSB).  On January 18, 2005, Host issued 34,325 shares of its common stock at a mutually agreed upon one-time conversion price of $3.40 per share in payment of $99,032 of principal and $17,675 of interest on the Laurus Note A.  Accordingly, Host recorded a charge to interest expense of $18,536 for the intrinsic value of this beneficial conversion price of $3.40 per share.  On March 16, 2005, in accordance with the terms of Amendment No. 1 and Consent to its Securities Purchase Agreement, Host issued 15,000 shares of its common stock at $3.50 per share in payment of $52,500 of principal (see Note 4 herein).

On January 15, 2005, Host received $100,000 in proceeds for 24,390 shares of its common stock issued in a private placement to one investor (see Note 7 herein).

WARRANTS

On February 15, 2005, in accordance with the terms of Amendment No. 1 and Consent to its Securities Purchase Agreement with Laurus Master Fund, Ltd., Host issued Laurus warrants to purchase 25,000 shares of its common stock exercisable through June 23, 2014 at $5.98 per share (see Note 4 herein).  The Company issued 162,340 shares of common stock for warrants exercised during the nine months ended March 31, 2005.  The Company received $324,680 in gross proceeds from the exercise of these warrants, which were exercised at $2.00 per share.  During the three and nine months ended March 31, 2005, no warrants were cancelled or expired.

NOTE 6 -	CONTINGENCIES

LEGAL MATTERS

On August 25, 2004, a claim was filed for the alleged breach of employment agreements with two former Host employees when Host terminated such agreements; that Host allegedly breached a written contract to purchase from the claimants the exclusive right to distribute and sell a product known as the “Fan Saver” in exchange for Host common stock and the three-year employment agreements; and that Host and GlobalNet allegedly engaged in securities fraud, fraud and deceit, and interference with prospective economic advantage.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE 6 -	CONTINGENCIES (Continued)

LEGAL MATTERS (Continued)

The claimants are seeking damages of at least $250,000 each.  They claim in their complaint that Host owes the financial equivalent of 292,000 shares of its common stock, salary for the remaining two and one-half years on each of the two employment contracts, and punitive damages.  The range of potential loss, therefore, is from approximately $350,000 to $1.5 million at current prices for Host stock, excluding the claim for punitive damages.  However, Host believes it is too early to provide an evaluation of the likelihood of an unfavorable outcome and does not believe any reserves are currently necessary.

Host intends to vigorously defend this action.  Host has answered the complaint and also asserted a cross-complaint, which alleges that the two former employees breached the employment contract by their poor sales performance, and that they engaged in fraud and deceit by making misrepresentations about the extent of their distribution channels and probable sales of the Fan Saver.  The lawsuit is currently in the discovery phase, and the parties are taking depositions of key witnesses in May 2005.  No trial has been scheduled.

The Company is also a party to various other claims and matters of litigation incidental to the normal course of its business.  Management believes that the final resolution of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 7 -	RELATED PARTY TRANSACTIONS

At March 31, 2005, the Company is obligated to certain officers, directors, and affiliated persons in the amount of $750,000 in connection with the private placements of subordinated debt (see Note 10 of Form 10-KSB).

In accordance with the terms of the Lindley acquisition, Host is obligated to pay the Sellers of Lindley, the President and Executive Vice President of Lindley, an “Earnout EBITA” (see Note 13 of Form 10-KSB).  Earnout EBITA totaling $372,600 earned through June 30, 2003 was considered to be additional purchase price and therefore, recorded as goodwill.  This obligation was paid in full in April 2005.

A major shareholder of Host, who was also a principal shareholder of GlobalNet, provided GlobalNet with debt financing, which was assumed by Host as a result of the acquisition (see Note 2 herein).  As of March 31, 2005, there are two outstanding promissory notes with a total balance due of $81,464.  These notes, which bear interest at 15%, mature in June and August 2006.  On July 7, 2004, Host repaid a third note having a balance of $280,640.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE 7 -	RELATED PARTY TRANSACTIONS (Continued)

On February 11, 2004, KWM Electronics (“KWM”) borrowed $125,000 from GlobalNet.  Accordingly, KWM issued a promissory note to GlobalNet in the amount of $125,000, which bears interest at 7.5% and had a maturity date of August 11, 2004.  On August 10, 2004, the Board of Directors for Host America Corporation authorized the extension of the KWM note until the date that Host and KWM sign an asset purchase agreement or June 30, 2005, whichever is sooner.  On July 8, 2004, KWM borrowed an additional $40,000 from GlobalNet.  Accordingly, KWM issued an additional promissory note to GlobalNet in the amount of $40,000 under similar terms.  For the three and nine months ended March 31, 2005, interest income on these notes was not material.  The president of KWM is not a stockholder of Host, but is the chief operating officer of GlobalNet.

On December 16, 2004, R.S. Services issued a promissory note to Host in the amount of $307,000 which had a stated interest rate of 7.5% and a maturity date of December 31, 2007.  In December 2004, Host offset $180,280 of this promissory note for RS products and services purchased by Host’s GlobalNet subsidiary.  On February 10, 2005, R.S. Services issued a second promissory note in the amount of $289,000 under the same terms as the first note and, on the date of acquisition, owed Host a balance of $365,634. Accordingly, the $365,634 is included in Host’s and R.S. Services’ intercompany accounts and has been eliminated in the consolidated financial statements as of March 31, 2005.

On January 15, 2005, Host issued and sold one unit at $200,000 in a private placement to a current member of its board of directors.  The unit consists of 24,390 shares of its common stock at $4.10 per share, the approximate fair value, or $100,000 and one 7.5% unsecured convertible promissory note in the face amount of $100,000.  The outstanding principal balance due on the promissory note is convertible at the election of the holder into shares of Host’s common stock at anytime after January 19, 2006 at $4.10 per share.  The promissory note is due and payable on January 19, 2007.  The offer and sale was made by Host’s officers and directors and no commission or other remuneration was paid in connection with the private placement.  The gross proceeds from the offering were $200,000.

R.S. Services leases its facility from an employee/shareholder under a lease agreement with an initial five-year term at $60,000 per year, with three subsequent renewal options for two years each.  The Company believes this lease is on terms competitive with other similar facilities in the area.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE 8 -	INDUSTRY SEGMENT INFORMATION

The Company has three reportable segments: the business dining segment which is operated by Host, and the unitized meals and energy management segments which are operated by Host’s two wholly-owned subsidiaries Lindley and R.S. Services, respectively.  On March 31, 2005, Host sold its SelectForce subsidiary (see Note 3 herein).  The segments were determined based on the components of the Company’s business that are evaluated separately by management. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Business segment financial information for the three months ended March 31, 2005 is as follows:

	Business Dining	Unitized Meals	Energy Management	Corporate	Continuing Operations Total	Discontinued Operations	Consolidated
Sales to external customers	$3,368,819	$3,689,957	$1,105,188	$-	$8,163,964	$-	$8,163,964
Segment loss	(107,451)	(114,258)	(309,491)	(1,005,022)	(1,536,222)	(581,991)	(2,118,213)
Depreciation and amortization	12,359	133,167	39,803	-	185,329	-	185,329
Provision for income taxes	1,000	9,000	-	-	10,000	-	10,000

Business segment financial information for the three months ended March 31, 2004 is as follows:

	Business Dining	Unitized Meals	Energy Management	Corporate	Continuing Operations Total	Discontinued Operations	Consolidated
Sales to external customers	$3,197,691	$2,910,245	$45,631	$-	$6,153,567	$-	$6,153,567
Segment (loss) profit	(70,799)	63,821	(529,477)	(120,749)	(657,204)	45,612	(611,592)
Depreciation and amortization	19,020	53,045	21,935	-	94,000	-	94,000
Provision for income taxes	1,000	4,000	-	-	5,000	-	5,000

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE 8 -	INDUSTRY SEGMENT INFORMATION (Continued)

Business segment financial information as of and for the nine months ended March 31, 2005 is as follows:

	Business Dining	Unitized Meals	Energy Management	Corporate	Continuing Operations Total	Discontinued Operations	Consolidated
Sales to external customers	$9,860,104	$10,603,438	$1,106,038	$-	$21,569,580	$-	$21,569,580
Segment loss	(389,767)	(133,525)	(1,302,570)	(2,042,066)	(3,867,928)	(491,555)	(4,359,483)
Depreciation and amortization	42,135	295,400	111,050	-	448,585	-	448,585
Provision for income taxes	7,000	21,000	-	-	28,000	-	28,000
Segment assets	6,835,422	10,132,624	6,010,019	-	22,978,065	-	22,978,065

Business segment financial information as of and for the nine months ended March 31, 2004 is as follows:

	Business Dining	Unitized Meals	Energy Management	Corporate	Continuing Operations Total	Discontinued Operations	Consolidated
Sales to external customers	$9,450,401	$9,076,845	$45,631	$-	$18,572,877	$-	$18,572,877
Segment (loss) profit	(39,207)	124,030	(3,904,504)	(298,836)	(4,118,517)	99,137	(4,019,380)
Depreciation and amortization	66,432	152,751	21,935	-	241,118	-	241,118
Provision for income taxes	3,000	9,000	-	-	12,000	-	12,000
Segment assets	2,038,666	8,111,162	1,978,689	-	12,128,517	1,832,704	13,961,221

NOTE 9 -	SUBSEQUENT EVENTS

WARRANTS EXTENSION

On April 1, 2005, Host’s Board of Directors approved the extension of the expiration dates of 1,150,000 warrants to purchase common stock issued on July 21, 1998 and 32,692 warrants to purchase common stock issued on June 21, 2001 (the “Warrants”).  The Board extended both sets of Warrants until July 21, 2007, subject to further extension.  The Warrant exercise prices of $5.50 and the other terms of the respective Warrants remain unchanged.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)

NOTE 9 -	SUBSEQUENT EVENTS (Continued)

COMMON STOCK ISSUANCE

The Company issued 82,057 shares of its common stock from April 1, 2005 to May 17, 2005.  It issued 74,977 shares to the Laurus Master Fund, Ltd. at $3.50 per share (see Note 4 herein) in payment of $200,433 in principal and $61,987 in interest.  In addition, the Company issued 7,080 shares of its common stock for warrants exercised at $2.00 per share.  The Company received $14,160 in gross proceeds from the exercise of these warrants.

ITEM 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following review should be read in conjunction with the consolidated financial statements and notes thereto.

Cautionary Statement Regarding Forward Looking Information

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our businesses and our future results of operations, market conditions in our industry segments, our ability to make and integrate acquisitions and the impact of government regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control.  Actual results could differ materially from these forward-looking statements as a result of, among other things:  our ability to retain and renew customer contracts; our need to finance clients’ equipment and initial start-up costs; our dependence on building owners’ ability to retain clients; fluctuations in food costs; uncertainties in the competitive bidding process; our dependence on key personnel; and intense competition in the industry segments in which we operate on a local and national level.

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

Overview

Host America Corporation (referred to in this report as “Host,” the “Company,” “we,” “us” and “our”) consists of four principal operating divisions and three operating segments:  Host Business Dining, Lindley Food Service, GlobalNet and R.S. Services.  Lindley Food Service, GlobalNet and R.S. Services conduct their operations through entities which are wholly-owned subsidiaries of Host.  Our GlobalNet and R.S. Services subsidiaries provide customized energy management and conservation solutions for commercial, industrial and real estate customers through the installation of products that possess the capacity to reduce the energy consumption on inductive loads for electrical equipment, motors and the majority of existing lighting systems. Our energy management division currently has customers located in Florida, Oklahoma and Texas; however, it intends to solicit business throughout the United States.  Host Business Dining is a contract food management organization that specializes in providing full service corporate dining, and such ancillary services as special event catering and office coffee products to business and industry accounts located in Connecticut, Massachusetts, New Hampshire, New York, New Jersey, Rhode Island and Texas.  Our Lindley Food Service subsidiary provides fresh, unitized meals for governmental programs, such as senior nutrition programs, Head Start programs, school breakfast and summer school programs, primarily under fixed-price contracts in Connecticut, Indiana, Massachusetts and Rhode Island.

Recent Developments

Amendment Agreement

On February 15, 2005, Host entered into Amendment No. 1 and Consent (the “Amendment Agreement”) with Laurus Master Funds, Ltd. amending certain terms of a Secured Convertible Term Note A and a Secured Convertible Term Note B previously issued by Host to Laurus pursuant to a Securities Purchase Agreement dated June 23, 2004 and certain related loan documents.  Pursuant to the Amendment Agreement, Term Note A is amended to provide that the initial fixed conversion price remains at $5.03 per share, provided, however, that the first $1,000,000 aggregate principal amount of Term Note A and/or Term Note B, collectively, converted into shares of common stock on or after February 15, 2005 shall be converted at a fixed conversion price of $3.50 per share (“reduced conversion price”).  As a result of the reduced conversion price, Host recorded a charge to interest expense of $142,857 for the intrinsic value of this beneficial conversion price of $3.50 per share as of February 15, 2005.  In addition, scheduled principal payments under Term Note A were deferred until after May 1, 2005.  The Amendment Agreement also amended applicable provisions of certain related loan documents to be consistent with the modification to the fixed conversion price described above.

In addition, pursuant to the Amendment Agreement, Host issued to Laurus a common stock purchase warrant for 25,000 shares of its common stock exercisable through June 23, 2014 at $5.98 per share.  The warrant is subject to certain adjustment provisions in the event Host shall (a) effect a corporate reorganization or merger; or (b) consolidate or merge into any other entity or transfer all or substantially all of its assets or properties under a plan contemplating its dissolution.  Accordingly, Host recorded the fair value of $77,000, determined by using the Black-Scholes pricing model, as debt discount, resulting in a reduction in the carrying value of the debt.  The debt discount will be amortized to interest expense over the remaining term of the related debt.

Host entered into the Amendment Agreement in order to obtain Laurus’ consent to Host’s merger with R.S. Services.  Laurus’ consent was a condition to the closing of the merger.  In connection with the Amendment Agreement and Host’s merger with R.S. Services, Laurus released $750,000 from restriction on Term Note B to Host.  Host used approximately $588,000 of these proceeds to repay outstanding debt obligations of R.S. Services and will use the remainder for working capital.  Laurus has also released an additional $518,000 on Term Note B from restriction to bring the total funds released on this note to $1,268,000 as of March 31, 2005.

R.S. Services Merger

On February 16, 2005, Host acquired R.S. Services pursuant to the terms and conditions of the Agreement of Merger and Plan of Reorganization dated September 29, 2004.  R.S. Services will continue to conduct its electrical installation and energy management business as a wholly-owned subsidiary of Host.  The results of operations of R.S. Services have been included in the condensed consolidated financial statements since the date of acquisition.

The aggregate purchase price of $1,994,976 consisted of $200,000 in cash, 431,777 shares of common stock valued at $1,666,659 and closing costs of $128,317.  The value of the 431,777 shares of restricted common stock was determined based on the closing market price of the Company’s common shares on January 31, 2005, the date of shareholder approval for the acquisition.  In addition to the aforementioned Host common stock and cash consideration, Ronald Sparks, the former sole shareholder of R.S. Services, is eligible to earn additional cash and Host common stock based on the performance of Host’s energy management division.

Mr. Sparks will receive an additional $200,000 in cash and $872,500 worth of Host’s restricted common stock if the energy management division generates a total of $20 million in sales for the 24-month period after the closing date of the merger.  If $30 million in divisional sales are reached for the 30-month period after the closing date of the merger, another $200,000 in cash and $336,250 worth of Host’s restricted common stock will be issued to Mr. Sparks.  If $40 million in divisional sales are reached in the 36-month period after the closing date of the merger, $536,250 worth of Host common stock will be issued to Mr. Sparks.  If the $40 million division sales goal is not reached for the 36-month period after the closing date of the merger, but division sales exceed $30 million, Host will issue to Mr. Sparks additional common stock based on a ratio of sales achieved, as described in the merger agreement.  These “earn-out” periods expire three years from the closing date of the merger.  Any such amounts earned will result in an increase in goodwill.

Concurrent with the closing of the merger, Host entered into an employment agreement with Mr. Sparks providing that Mr. Sparks will serve as the President of R.S. Services and receive an initial salary of $125,000, incentive stock options to purchase 18,000 shares of Host’s common stock and such other executive benefits as are afforded to similar officers of Host and its subsidiaries.  The employment agreement is for a period of three years, contains a three-year non-competition provision and provides Mr. Sparks with certain severance benefits in the event of his termination.

Oklahoma Gas and Electric Research Report

In a March 15, 2005 press release, Oklahoma Gas and Electric Services, a subsidiary of OGE Energy Corp. (“OG&E”), announced initial results of 20% energy savings during an on-going research project it conducted on the lighting system developed by R.S. Services.  Testing of the ENS LightMasterPlus, which adjusts fluorescent lighting systems designed for retail businesses in order to reduce electricity usage, began in November 2004 at the OG&E Foodservice Technology Center in Oklahoma City, OK.

A commercial account manager at OG&E monitored the test and measured the overall energy savings for T-8 and T-12 fluorescent lights in the center.  The T-8 and T-12 are standardized fluorescent lights and the tests were measured under normal operating conditions both with and without the LightMasterPlus energy-saving product.  As a result of these tests, OG&E concluded that the product met requirements for energy-saving devices, while reducing the amount of kilowatts used.  OG&E determined that the percentage of electricity usage saved was significant according to utility industry standards.

Sale of SelectForce

On March 31, 2005, Host and T.E.D. Corporation (“Purchaser”) entered into a Share Purchase Agreement (“Agreement”) whereby Host sold to the Purchaser all of its shares in SelectForce, Inc. (“SelectForce”), a wholly owned subsidiary of Host.  The President of the Purchaser is Tammi Didlot, a former director of Host and an officer of SelectForce.

Pursuant to the Agreement, the sales price of $2,070,000 was payable as follows:  (i) $896,482 in cash at the closing; (ii) cancellation of $973,518 of obligations owed by Host to SelectForce; and (iii) the assumption of two of Host’s subordinated debt promissory notes in the principal amount of $200,000.  The assets sold consisted primarily of cash, accounts receivable, property and equipment, goodwill and other assets and the assumption of certain accounts payable and accrued liabilities.  As a result of this transaction, Host incurred a loss on the sale of discontinued operations of $663,618, including transaction costs of $17,960.

The Agreement contains numerous representations, warranties and covenants by Host and the Purchaser, including a two-year covenant not to compete by Host and its officers and directors in the ownership, management, operation or control of an employment screening business.

Extension of Warrants Expiration Dates

On April 1, 2005, Host’s Board of Directors approved the extension of the expiration dates of 1,150,000 warrants to purchase common stock issued on July 21, 1998 and 32,692 warrants to purchase common stock issued on June 21, 2001 (the “Warrants”).  The Board extended both sets of Warrants until July 21, 2007, subject to further extension.  The Warrant exercise prices of $5.50 and the other terms of the respective Warrants remain unchanged.

Lindley Food Service

Effective April 1, 2005, Lindley Food Service will no longer be providing meals out of its Florida location.  Lindley was unsuccessful in its attempts to restructure the terms of its agreement with the Florida meals on wheels agency which would be mutually beneficial to both parties.  Therefore, Lindley determined it would be in its best interest to terminate its Florida operation.  The termination of this operation will reduce Lindley’s future revenues by approximately $650,000 per year.

Department of Energy’s Test Results

In an April 7, 2005 press release, R.S. Services announced the results of an extensive, month long test of the LightMasterPlus conducted at the Department of Energy’s testing facility, Oak Ridge Laboratory, in Oak Ridge, Tennessee.  Highlights from the report are as follows:

•	The LightMasterPlus reduces the temperature of ballasts; therefore, does not degredate the specified life expectancy of the ballast; generates a 15% to 30% energy savings; and,
•	LightMasterPlus represents a cost-effective option for new and existing fluorescent-lighting systems.

Eaton Cutler-Hammer Contract

On May 2, 2005, R.S. announced that it had entered into an agreement with Eaton Cutler-Hammer to handle a large-scale switch-gear roll-out for approximately 400 retail stores in the south and western regions of the United States.  A switch gear roll-out is a highly specialized electrical installation project.  Eaton Corporation is a global leader of electrical systems and components and will provide the controls for the 400 stores and R.S. will handle the installation.  The program has already started but is expected to ramp up considerably during June of 2005 through October 2005.  Based upon past experience and recent installations, the Company expects to generate revenues of approximately $13,000 per installation.

Common Stock Issuance

            The Company issued 82,057 shares of its common stock from April 1, 2005 to May 17, 2005.  It issued 74,977 shares to the Laurus Master Fund, Ltd. at $3.50 per share (see Note 4 herein)in payment of $200,433 in principal and $61,987 in interest.  In addition, the Company issued 7,080 shares of its common stock for warrants exercised at $2.00 per share.  The Company received $14,160 in gross proceeds from the exercise of these warrants.

Outlook

We believe in our plan to grow our business and increase profitability through future strategic acquisitions, sales growth and cost reductions by consolidating the buying power of all of our entities.  The recent acquisition of R.S. Services has strengthened Host’s energy management business.  We are now capable of providing the installation of our energy saving products which recently received third party attestation of their energy saving ability from both Oklahoma Gas and Electric and the Department of Energy’s Oak Ridge Laboratory.  Our management is pleased with the results of these independent tests which provide credibility to our energy saving products as a viable means of reducing energy consumption and reducing electricity costs.  Host and Lindley are continually involved in the bidding process for potential new business and currently are working on proposals to secure additional corporate dining, senior feeding and headstart accounts.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123(R) (revised 2004), “Share-Based Payment”, which amends FASB Statement No. 123 and will be effective for public companies for annual periods beginning after December 15, 2005. The new standard will require us to expense employee stock options and other share-based payments over the service periods. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model.  The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard as required on July 1, 2006 and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

Critical Accounting Policies

There have been no major changes to the critical accounting policies as outlined in the Company’s June 30, 2004 Form 10-KSB, except for our revenue recognition policy which now reflects the effects of our R.S. Services acquisition.  R.S. Services recognizes revenue on its short-term installations, such as switch gear projects, when the job is completed.  On its long-term projects, which may last several months, R.S. recognizes revenue based on the percentage of completion method.  Progress on the percentage of completion is measured by the costs incurred to date compared to total estimated costs to complete the job.  Provision is made for anticipated losses, if any, on uncompleted contracts.

Results of Operations from continuing operations
Three months ended March 31, 2005 (“2005 period”) vs. three months ended March 31, 2004 (“2004 period”)

Net revenues for the three months ended March 31, 2005 were $8,163,964 as compared to $6,153,567 for the three months ended March 31, 2004.  Accordingly, revenues increased $2,010,397 or approximately 33%. Host business dining revenue increased by $171,128 in the three months ended March 31, 2005 when compared to the 2004 period.  The business dining revenue increase is primarily attributable to an improvement in corporate catering and the addition of two cafeteria units during the previous quarter.  Host cannot predict if the improvement in corporate catering revenue will continue; however, it does expect revenues to increase due to the addition of the two new cafeteria units it opened on December 20, 2004.  Lindley had a revenue increase of $779,712, which was partly attributable to its Florida, Indiana and Massachusetts locations which had a combined revenue increase of $278,609 over the comparable 2004 period.  The increase in Lindley revenue generated by these locations includes $203,881 for Massachusetts which was attributable to its contract with the Northeast Massachusetts Consortium of Elder Nutrition

Programs which began on October 1, 2004.  However, the trend of increasing revenues for these three locations will be impacted in future quarters due to Lindley’s termination of its Florida operation on April 1, 2005 as discussed in “Recent Developments.”  Lindley’s Connecticut operation generated a $501,103 revenue increase which was primarily attributable to the Food Brokers asset purchase.  The majority of Lindley’s work is done on a contract basis with terms ranging from one to five years—the summer food programs are as short as eight weeks.  Most contracts are secured through a competitive bidding process. Price alone is not the only determining factor for the awarding of these contracts—food quality, service and other factors may also enter into the decision making process.  Due to the fact that most of Lindley’s business is awarded as a result of this competitive bidding process, Lindley cannot predict if it will be successful in securing new contracts or renewing existing ones; however, based on these recent awards, we feel in the near term, the prospect of increasing revenue for Lindley appears probable.  The energy management division, which is comprised of GlobalNet and R.S. Services, generated $1,105,188 in revenues during the 2005 period an increase of $1,059,557 over the 2004 period.  The majority of this revenue increase was attributable to the R.S. Services operation which was acquired during the current quarter.  The Company expects the energy management division to continue to increase its revenues during future periods due to the recent signing of the Eaton Cutler-Hammer contract for a switch gear roll-out in approximately 400 retail stores.  This program is expected to increase dramatically from June through October 2005.  Based upon past experience and recent installations, the Company expects to generate revenues of approximately $13,000 per installation.  The Company expects to increase its revenues for the balance of fiscal 2005 and beyond through the addition of more corporate dining accounts, the continued promotion of its elderly feeding, head start, shelf stable meal programs and the anticipated growth of its energy management division.  The Food Brokers asset purchase, which was consummated on October 29, 2004, is expected to improve Lindley’s profitability for the balance of fiscal 2005 and beyond and the R.S. Services’ acquisition is already having a positive impact on the energy management division’s bottom line.

Total operating costs and expenses were $8,981,273 for the 2005 period as compared to $6,655,831 for the 2004 period, an increase of $2,325,442 or approximately 35%.  The Company’s cost of revenues represent the cost of food and paper products, related labor costs and benefits, various business dining unit related costs, energy management operating expenses and the cost of shipping our products to our customers.  Cost of revenues for the three months ended March 31, 2005 and 2004 approximated 85% and 84% of revenues, respectively.  This increase is primarily attributable to increased labor costs during the 2005 period.

Selling, general and administrative expenses consist primarily of management and clerical salaries, legal, accounting and other professional fees, liability insurance, facility rentals, repairs, maintenance, utilities, commissions, travel and various other costs.  Selling, general and administrative expenses were $1,836,600 in the 2005 period as compared to $1,298,948 during 2004, an increase of $537,652 or approximately 41%.  The large increase over the 2004 period is partly attributable to R.S. Services which had selling, general and administrative expenses of $166,710 that were mostly offset by a $126,005 decrease in GlobalNet’s selling, general and administrative expenses.  Excluding R.S. and GlobalNet, selling, general and administrative expenses increased $496,947 for the 2005 period.  The increase in selling, general and administrative expenses is primarily attributable to a charge of $305,100 in the 2005 period for the fair value of 100,000 options issued to its investor relations firm as additional compensation for its services.  Depreciation and amortization increased by $91,329 in the 2005 period.  The increase in depreciation and amortization expense is primarily attributable to the Lindley operation.  Lindley has made significant equipment purchases due to its revenue growth.  Lindley also incurred amortization charges on the Food Brokers’ customer list of $45,919 during the period.  The increase in the 2005 operating costs and expenses was partly offset by the charge of $70,814 for acquired in process research and development costs incurred by GlobalNet during the 2004 period as compared to no cost in the 2005 period.  We are anticipating that our selling, general and administrative expenses will increase over the balance of fiscal 2005 and into fiscal 2006 due to the accounting and other costs associated with the undertaking of our Sarbanes-Oxley Act Section 404 compliance requirements and the anticipated growth of our energy management division.

Amortization of deferred financing costs increased by $142,357 for the three months ended March 31, 2005 when compared to the 2004 period.  This increase is mostly attributable to the amortization of the costs incurred in the Laurus Fund financing transaction.  These costs, which will be amortized over the three-year life of the loans, amounted to $133,985 for the three months ended March 31, 2005.  Amortization of deferred financing costs on the second private placement of subordinated debt was $17,982 for the three months ended March 31, 2005.  These costs will be amortized over the five-year life of the related subordinated debt.  Amortization of debt discount was $206,185 in 2005 as compared with $29,967 for the 2004 period.  The large increase is a result of the issuance of the subordinated debt and the Laurus Fund notes during the year ended June 30, 2004, which incurred debt discounts of $13,008 and $171,477, respectively, during the three months ended March 31, 2005.  Interestexpense increased by $249,756 for the three months ended March 31, 2005 when compared to the 2004 period. This increase is primarily attributable to interest expense charges of $142,857 and $18,536 for the intrinsic value of the beneficial conversion prices of $3.50 and $3.40 per share, respectively, on the Laurus Fund financing (see Notes 4 and 5 herein).  In addition, Host recorded other interest charges of $80,482 on its outstanding debt obligation with Laurus during the period.  These interest charges were partially offset by the pay off of the bank term and demand notes on February 13, 2004.

Host incurred a net loss from continuing operations of $1,536,222 after provision for state income taxes of $10,000 for the three months ended March 31, 2005, as compared to a net loss from continuing operations of $657,204 for the three months ended March 31, 2004.  There was a $5,000 provision for state income taxes in the 2004 period.  Host incurred a net loss of $2,118,213 for the 2005 period which included a loss on the sale of SelectForce of $663,618 and net income from discontinued SelectForce operations of $81,627.  Host incurred a net loss of $611,592 after net income from SelectForce operations of $45,612 during the 2004 period. The large net loss for the 2005 period was mostly attributable to the loss on the sale of SelectForce, the energy management division’s operating loss of $309,491, which was net of R.S. Services net income of $17,463, the $305,100 compensation charge for the fair value of the options issued to Host’s investor relations firm and $713,636 in charges for interest and amortization of deferred financing costs and debt discount.  The large net loss in the 2004 period was primarily a result of the GlobalNet operation which incurred a loss of $529,477.  During the previous quarter, GlobalNet began to trim its overhead through the elimination of several administrative positions.  The R.S. Services operation generated a small profit in the quarter and the Company expects it to continue to have a positive impact on future profitability.

Results of Operations from continuing operations
Nine months ended March 31, 2005 (“2005 period”) vs. nine months ended March 31, 2004 (“2004 period”)

Net revenues for the nine months ended March 31, 2005 were $21,569,580 as compared to $18,572,877 for the nine months ended March 31, 2004.  Accordingly, revenues increased $2,996,703 or approximately 16%. Host business dining revenue increased by $409,703 in the nine months ended March 31, 2005 when compared to the 2004 period.  The business dining improvement was mostly attributable to the opening of several business dining units during the previous year and the two units that were opened during the previous quarter.  Host cannot predict if it will be able to continue to add new cafeteria locations in the future to generate further revenue growth.  Lindley had a revenue increase of $1,526,593, which was partly attributable to the Florida, Indiana and Massachusetts locations which had a combined revenue increase of $725,009 over the comparable 2004 period.  The increase in Lindley revenue generated by these locations includes $576,267 for Massachusetts which was mostly attributable to its contract with the Northeast Massachusetts Consortium of Elder Nutrition Programs which began on October 1, 2004.  However, the trend of increasing revenues for these three locations will be impacted in future quarters due to Lindley’s termination of its Florida operation on April 1, 2005 as discussed in “Recent Developments.”  Lindley’s Connecticut operation generated an

$801,584 revenue increase which was primarily attributable to the accounts in the Food Brokers asset purchase.  The majority of Lindley’s work is done on a contract basis with terms ranging from one to five years—the summer food programs are as short as eight weeks.  Most contracts are secured through a competitive bidding process. Price alone is not the only determining factor for the awarding of these contracts—food quality, service and other factors may also enter into the decision making process.  Due to the fact that most of Lindley’s business is awarded as a result of this competitive bidding process, Lindley cannot predict if it will be successful in securing new contracts or renewing existing ones; however, based on these recent awards, we feel in the near term, the prospect of increasing revenue for Lindley appears probable.  The energy management division, which is comprised of GlobalNet and R.S. Services, generated $1,106,038 in revenues during the 2005 period, an increase of $1,060,407 over the 2004 period.  This revenue increase was attributable to the acquisition of R.S. Services, which generated $1,083,015 of the energy management division’s sales in the 2005 period.  The Company expects to increase its revenues for the balance of fiscal 2005 and beyond through the addition of more corporate dining accounts, the continued promotion of its elderly feeding, head start, shelf stable meal programs and the anticipated growth of its energy management division.  The Food Brokers asset purchase, which was consummated on October 29, 2004, is expected to improve Lindley’s profitability for the balance of fiscal 2005 and beyond and the R.S. Services acquisition is already having a positive impact on the energy management division’s bottom line.

Total operating costs and expenses were $23,643,215 for the 2005 period as compared to $22,322,015 for the 2004 period, an increase of $1,321,200 or approximately 6%.  The 2004 period included a charge of $3,431,381 for acquired in process research and development costs in connection with the GlobalNet acquisition.  Excluding this charge, other operating expenses increased by $4,752,581 over the 2004 period.  The Company’s cost of revenues represent the cost of food and paper products, related labor costs and benefits, various business dining unit related costs, energy management operating expenses and the cost of shipping our products to our customers.  Cost of revenues for the nine months ended March 31, 2005 and 2004 approximated 86% and 85% of revenues, respectively.  Cost of revenues increased by $2,739,678 primarily as a result of the R.S. Services acquisition, which accounted for $894,917 of this increase and Host and Lindley’s higher revenues in 2005.

Selling, general and administrative expenses consist primarily of management and clerical salaries, legal, accounting and other professional fees, liability insurance, facility rentals, repairs, maintenance, utilities, commissions, travel and various other costs.  Selling, general and administrative expenses were $4,695,624 in the 2005 period as compared to $2,933,275 during 2004, an increase of $1,762,349 or approximately 60%.  The large increase over the 2004 period is mostly attributable to the energy management division, which accounted for $881,185 of the increase.  Excluding energy management, selling, general and administrative expenses increased by $881,164 for the 2005 period.  A portion of this increase in selling, general and administrative expenses is attributable to legal and accounting fees incurred by the Company for the 2005 period.  Legal and accounting fees for Host and the energy management division increased by $155,979 and $112,721, respectively, over the 2004 period.  The Company incurred increased legal and accounting fees during 2005 as a result of filing a number of Registration Statements.  The Company also incurred legal fees attributable to the lawsuit described in Note 6 as well as an increase in contract work.  In addition, Host recorded a charge of $305,100 in the 2005 period for the fair value of 100,000 options issued to its investor relations firm as additional compensation for its services.  Depreciation and amortization increased by $207,467 in the 2005 period.  The increase in depreciation and amortization expense is primarily attributable to the Lindley and GlobalNet operations.  Lindley has made significant equipment purchases due to its revenue growth.  Lindley also incurred amortization charges on the Food Brokers’ customer list of $76,532 during the 2005 period.  As a result of its December 23, 2003 acquisition date, GlobalNet incurred depreciation and amortization charges of $21,912 in the 2004 period as compared to $107,598 in 2005.  The balance of the increase in operating costs and expenses is the research and development costs of $43,087 relating to energy management.  We are anticipating that our selling, general and administrative expenses will increase over the balance of fiscal 2005 and into fiscal 2006 due to the accounting and other costs associated with the undertaking of our Sarbanes-Oxley Act Section 404 compliance requirements and the anticipated growth of our energy management division.

Amortization of deferred financing costs increased by $433,605 for the nine months ended March 31, 2005 when compared to the 2004 period.  This increase is mostly attributable to the amortization of the other costs incurred in the Laurus Fund financing transaction.  These costs, which will be amortized over the three-year life of the loans, amounted to $401,295 for the nine months ended March 31, 2005.  Amortization of deferred financing costs on the second private placement of subordinated debt was $34,434 for the nine months ended March 31, 2005.  These costs will be amortized over the five-year life of the related subordinated debt.  Amortization of debt discount was $607,934 in 2005 as compared with $73,367 for the 2004 period.  The large increase is a result of the issuance of the subordinated debt and the Laurus Fund notes during the year ended June 30, 2004, which incurred debt discounts of $39,023 and $501,156, respectively, during the nine months ended March 31, 2005.  Interest expense increased by $435,990 for the nine months ended March 31, 2005 when compared to the 2004 period. This increase is primarily attributable to interest expense charges of $142,857 and $18,536 for the intrinsic value of the beneficial conversion prices of $3.50 and $3.40 per share, respectively, on the Laurus Fund financing (see Notes 4 and 5 herein).  In addition, Host recorded interest charges of $112,500 and $217,150 on the second private placement of subordinated debt and the Laurus Fund financing, respectively.  These interest charges were partially offset by the pay off of the bank term and demand notes on February 13, 2004.

Host incurred a net loss from continuing operations of $3,867,928 after provision for state income taxes of $28,000 for the nine months ended March 31, 2005, as compared to a net loss from continuing operations of $4,118,517 for the nine months ended March 31, 2004.  There was a $12,000 provision for state income taxes in the 2004 period.  Host incurred a net loss of $4,359,483 for the 2005 period which included a loss on the sale of SelectForce of $663,618 and net income from discontinued SelectForce operations of $172,063.  Host incurred a net loss of $4,019,380 after net income from SelectForce operations of $99,137 during the 2004 period. The large net loss for the 2005 period was mostly attributable to loss on the sale of SelectForce, the energy management division’s operating loss of $1,302,570, which was net of R.S. Services net income of $17,463, the $305,100 compensation charge for the fair value of the options issued to Host’s investor relations firm and $1,763,016 in charges for interest and amortization of deferred financing costs and debt discount. The large net loss in the 2004 period was primarily a result of the GlobalNet operation which incurred a charge of $3,431,381 for acquired in process research and development costs and a total segment loss of $473,123.

Liquidity and Capital Resources

To date, the Company has been dependent on equity and debt financing to fund its operations, product development, working capital and acquisition strategy.  The Company anticipates this trend to continue in the upcoming fiscal year.  Host’s liquidity as evidenced by its current ratio has decreased.  The current ratio at March 31, 2005 and June 30, 2004 was 1.23:1 and 2.26:1, respectively.  This decrease is primarily attributable to the net operating loss of $4,359,483 for the nine months ended March 31, 2005 and the inclusion in current assets and liabilities of the discontinued SelectForce assets and liabilities.  If the discontinued SelectForce assets and liabilities held for disposition had been excluded, the current ratio at June 30, 2004 would have been 1.88:1.

Net cash flows for the nine-month period ended March 31, 2005 resulted in a decrease in cash of $2,436,102 that was comprised of a decrease in cash from continuing operations of $2,569,372 which was partly offset by cash provided by the discontinued SelectForce operation of $133,270.  The decrease in cash was primarily attributable to the net loss of $4,359,483 which was comprised of a loss from continuing operations of $3,867,928, the net loss on the sale of SelectForce of $663,618 and net income from the discontinued SelectForce operation of $172,063.  Operating activities resulted in a net cash outflow of $3,472,528, which was primarily attributable to the Company’s net cash operating loss from continuing operations of $1,800,730 and increase in operating assets and liabilities of $1,633,823.  The Company incurred non-cash charges of

$2,029,223 during the nine months ended March 31, 2005 relating primarily to depreciation, amortization, interest on beneficial conversion and non-cash compensation.  Net cash provided by investing activities of $1,564,979 was comprised of net proceeds from the sale of the discontinued SelectForce operation of $878,522 net of equipment purchases of $135,834, net loans to related parties of $40,000, net cash paid for the Food Brokers and R.S. Services acquisitions of $327,056 and $78,653, respectively and funds released from the restricted cash account of $1,268,000.  Host’s financing activities resulted in a net cash outflow of $661,823, which was comprised of principal payments on long-term debt and deferred financing costs of $1,207,114 and $13,960, respectively, offset by net proceeds received of $459,251 from the issuance of common stock on the exercise of options and warrants and an equity private placement, and proceeds from a subordinated debt private placement of $100,000.

On March 31, 2005, Host and T.E.D. Corporation (“Purchaser”) entered into a Share Purchase Agreement (“Agreement”) whereby Host sold to the Purchaser all of its shares in SelectForce, Inc. (“SelectForce”), a wholly owned subsidiary of Host.  The President of the Purchaser is Tammi Didlot, a former director of Host and an officer of SelectForce.

Pursuant to the Agreement, the sales price of $2,070,000 was payable was follows:  (i) $896,482 in cash at the closing; (ii) cancellation of $973,518 of obligations owed by Host to SelectForce; and (iii) the assumption of two of Host’s subordinated promissory notes in the principal amount of $200,000.  As a result of this transaction, Host incurred a loss on the sale of discontinued operations of $663,618, including transaction costs of $17,960.

The Company issued 162,340 shares of common stock for warrants exercised during the nine months ended March 31, 2005.  The Company received $324,680 in gross proceeds from these warrants, which were exercised at a price of $2.00 per share.

On March 4, 2005, the Company issued 16,250 shares of common stock for options exercised.  The Company received $34,906 in gross proceeds from these options, which were exercised at prices of $2.00 and $2.69 per share.

On January 15, 2005, Host issued and sold one unit at $200,000 in a private placement to a current member of its board of directors.  The unit consists of 24,390 shares of its common stock at $4.10 per share, the approximate fair value, or $100,000 and one 7.5% unsecured convertible promissory note in the face amount of $100,000.  The outstanding principal balance due on the promissory note is convertible at the election of the holder into shares of Host’s common stock at anytime after January 19, 2006 at $4.10 per share.  The promissory note is due and payable on January 19, 2007.  The offer and sale was made by Host’s officers and directors and no commission or other remuneration was paid in connection with the private placement.  The gross proceeds from the offering were $200,000.

On October 29, 2004, Host entered into an Asset Purchase Agreement with Food Brokers, Inc., an unaffiliated Bridgeport, Connecticut based food service company.  Pursuant to the agreement, Host issued a $655,000 promissory note to Food Brokers bearing interest at 7.5% per year and maturing on December 1, 2008.  In addition, Host will issue to Food Brokers $250,000 in shares of its common stock.

On September 17, 2004, January 18, 2005 and March 16, 2005, Laurus Master Fund, Ltd. exercised its right to receive shares of Host’s common stock in payment of both principal and interest, pursuant to the terms of a Securities Purchase Agreement.  Accordingly, Host issued the following shares of its common stock, in lieu of cash consideration, on the Laurus Note A: 10,000 shares at the initial “Fixed Conversion Price” of $5.03 per share for payment of $30,000 of principal and $20,300 of interest; 34,325 shares at $3.40 per share for payment of $99,032 of principal and $17,675 of interest; and, 15,000 shares at $3.50 per share for payment of $52,500 of principal, respectively.

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

Host business dining does not anticipate making any substantial capital expenditures during the balance of the fiscal year that are not typically reimbursed by its customers.  Initial capital expenditures primarily incurred when a new food service agreement is in its initial start up phase will be financed by cash flows from operations.  On July 27, and August 4, 2004, Lindley entered into a five-year installment note to acquire a 2004 Ford Van and a one-year capital lease agreement to purchase two double stack ovens, respectively, for its Bridgeport, CT location. In October and November 2004, Lindley purchased three new Chevrolet trucks, three additional ovens and a walk-in cooler for its Everett, MA location, which will be used for its new program with The Northeast Massachusetts Consortium of Elder Nutrition Programs.  The trucks will be financed by an installment note and the equipment will be financed by capital leases.  If Lindley is awarded any of the additional senior feeding or Head Start programs it is currently bidding on, it may be required to purchase trucks and food processing equipment to operate these programs.  Lindley expects to fund its equipment requirements through capital leases with its current finance company.  Any additional trucks will be financed through installment notes.  R.S. Services also expects to finance its truck and equipment requirements through installment notes and capital leases.  In addition, in accordance with the terms of the Securities Purchase Agreement with Laurus Master Fund, Ltd., funds may be released from the restricted cash account in an amount up to 50% of gross revenues to be earned from customers of our energy management division upon delivery of customer contracts/purchase orders satisfactory to Laurus, subject to an effective registration statement as defined.  As of March 31, 2005, Laurus has released $1,268,000 in gross proceeds under Term Note B.

ITEM 3.          Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to changes in interest rates.  The Company has a stated interest rate of prime plus 1% on the Laurus Fund fixed price convertible Note A for $4,000,000.  The Laurus Fund fixed price convertible Note B for $4,000,000, which has been placed in a restricted cash account has a stated interest rate of 1%; however, when funds are released from the restricted cash account, they will bear the same interest rate as Note A.  The Company has drawn $1,268,000 from the restricted cash account as of March 31, 2005.  All of the Company’s other debt are at fixed stated interest rates.

SUMMARY OF INDEBTEDNESS

Long-term debt as of March 31 and June 30, 2004 consists of the following:

	March 31, 2005 (Unaudited)	June 30, 2004 (Audited)

Laurus Funds notes, net of unamortized debt discount of $1,567,189 and $1,994,000 at March 31, 2005 and June 30, 2004, respectively	$6,251,281	$6,006,000
Notes payable	1,110,266	522,734
Capital leases payable	90,374	131,951
Subordinated debt, net of unamortized debt discount of $442,487 and $546,610 at March 31, 2005 and June 30, 2004, respectively	2,932,513	2,928,390

Totals	10,384,434	9,589,075
Less: current portion	1,582,023	1,136,849

Long-term portion	$8,802,411	$8,452,226

The aggregate maturities of the long-term debt in each of the five years subsequent to March 31, 2005 and thereafter are:

2006	$1,895,461
2007	1,875,372
2008	4,750,069
2009	1,796,462
2010	2,076,746

(1)	$12,394,110

(1)	Includes unamortized debt discount as of March 31, 2005 of $1,567,189 and $442,487 on the Laurus notes and subordinated debt, respectively.

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

Based on the evaluation, which disclosed no significant deficiencies or material weaknesses that are not being addressed in the actions currently being taken to improve its disclosure controls and procedures, the Company has identified certain deficiencies and issues with its internal controls that occurred in the quarter ended March 31, 2005.  These deficiencies and issues include, but are not limited to:

•

During the third quarter of fiscal 2005, the Company determined that it had not timely considered the impact of modifications to the conversion terms of its convertible debt and the compensation issue of stock option awards.  Management has put in place appropriate controls to mitigate these type of events from occurring in future periods.

            (b)     Changes in internal control over financing reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

Sherwin v. Host America Corp., Geoffrey Ramsey, et al., Case No. 04CC08892 (Superior Court, Riverside County, California):  Ralph Sherwin and Blaine Sherwin, former employees of Host, filed suit on August 25, 2004, against Host, its subsidiary GlobalNet, Geoffrey Ramsey, Roger Lockhart, Eric Barger, and Ronald Sparks.  The amended complaint claims that Host breached written employment agreements with the Sherwins when it terminated such agreements; that Host allegedly breached a written contract to purchase from the Sherwins the exclusive right to distribute and sell a product known as the “Fansaver” in exchange for Host common stock and the three-year employment agreements; and that Host and GlobalNet allegedly engaged in securities fraud, fraud and deceit, and interference with prospective economic advantage.

The Sherwins seek damages of at least $250,000 each.  They claim in their complaint that Host owes the financial equivalent of 292,000 shares of its common stock, salary for the remaining two and one-half years on each of the two employment contracts, and punitive damages.  The range of potential loss, therefore, is from approximately $350,000 to $1.5 million at current prices for Host stock, excluding the claim for punitive damages.  However, Host believes it is too early to provide an evaluation of the likelihood of an unfavorable outcome.

Host intends to vigorously defend this action.  Host has answered the complaint and also asserted a cross-complaint, which alleges that the Sherwins breached the employment contract by their poor sales performance, and that they engaged in fraud and deceit by making misrepresentations about the extent of their distribution channels and probable sales of the Fan Saver.  The lawsuit is currently in the discovery phase, and the parties are taking depositions of key witnesses in May 2005.  No trial has been scheduled.

In addition, as with most business, there exists routine litigation incidental to our business, none of which is anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2005, Host issued the following securities in private transactions pursuant to an exemption from the registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended:

Purchaser/Recipient of Securities	Date	Terms of Exercise, if Convertible	Title of Security	Number Sold or Granted	Consideration Received

Laurus Master Fund, Ltd.	January 18, 2005	N/A	Common Stock	34,325	(1)
C. Michael Horton	January 21, 2005	(2)	Common Stock and Note (2)	24,390	$200,000
Laurus Master Fund, Ltd.	February 15, 2005	$5.98	Common Stock Warrant	25,000	(3)
Ronald R. Sparks	February 16, 2005	N/A	Common Stock	431,777	(4)
Thomas Eagan	March 4, 2005	N/A	Common Stock (5)	16,250	$32,500
Various accredited investors	March 9, 2005	N/A	Common Stock (6)	34,900	$69,800
Two accredited investors	March 16, 2005	N/A	Common Stock (7)	14,160	$28,320
Laurus Master Fund, Ltd.	March 16, 2005	N/A	Common Stock	15,000	(8)

(1)

On January 18, 2005, Laurus Master Fund, Ltd. exercised its right to receive shares of Host’s common stock in payment of both principal and interest due pursuant to the terms of the securities purchase agreement between Host and Laurus.  Accordingly, Host issued 34,325 shares of its common stock at $3.40 per share, in lieu of cash consideration, for payment of $99,032 of principal and $17,675 of interest on the Laurus Note A.

(2)

On January 21, 2005, Host issued and sold one unit at $200,000, consisting of 24,390 shares of its common stock and one 7.5% unsecured convertible promissory note in the face amount of $100,000, in a private placement to C. Michael Horton, a current member of its board of directors.  The outstanding principal balance due on the promissory note is convertible at the election of the holder into shares of Host’s common stock at anytime after January 19, 2006 at $4.10 per share.  The promissory note is due and payable on January 19, 2007.  The offer and sale was made by Host’s officers and directors and no commission or other remuneration was paid in connection with the private placement.  The gross proceeds from the offering were $200,000.

(3)

On February 15, 2005, Host entered into Amendment No. 1 and Consent with Laurus Master Funds, Ltd.  In connection with the Amendment Agreement and as partial consideration for entering into the Amendment Agreement, Host issued to Laurus Master Funds, Ltd. a common stock purchase warrant for 25,000 shares of Host’s common stock exercisable through June 23, 2014 at an exercise price of $5.98 per share.

(4)

On February 16, 2005, in connection with the R.S. Services merger, Host issued 431,777 shares of its restricted common stock to Ronald Sparks, the President and sole shareholder of R.S. Services, in consideration for all of the issued and outstanding shares of R.S. common stock.

(5)	On March 4, 2005, Thomas Eagan exercised options to purchase 16,250 shares of Host’s common stock at $2.00 per share.
(6)	On March 9, 2005, several accredited investors exercised warrants to purchase 34,900 shares of common stock at $2.00 per share.
(7)	On March 16, 2005, two accredited investors exercised warrants to purchase 14,160 shares of common stock at $2.00 per share.
(8)

On March 16, 2005, Laurus Master Fund, Ltd. exercised its right to receive shares of Host’s common stock in payment of both principal and interest due pursuant to the terms of the securities purchase agreement between Host and Laurus.  Accordingly, Host issued 15,000 shares of its common stock at $3.50 per share, in lieu of cash consideration, for payment of $52,500 of principal on the Laurus Note A.

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

Shares Vote For	Shares Voted Against	Shares Abstained

2,639,760(1)	13,185	200

Approve the issuance of $250,000 in shares of Host common stock pursuant to an Asset Purchase Agreement dated October 29, 2004 by which Host acquired certain assets related to its food service operations from Food Brokers, Inc., a Bridgeport, Connecticut based food service company.

Shares Vote For	Shares Voted Against	Shares Abstained

2,550,850(1)	2,285	100,000

____________________

(1)	Includes 266,667 shares of series B preferred stock.

Item 5.     Other Information

Not Applicable

Item 6.      Exhibits

(a)	Exhibits

31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST AMERICA CORPORATION

Date: May 20, 2005	By: /s/ Geoffrey W. Ramsey
Geoffrey W. Ramsey, President and Chief Executive Officer

Date: May 20, 2005	By: /s/ David J. Murphy
David J. Murphy, Executive Vice President and Chief Financial Officer