Form 10-K
period 2005-06-30
HOST AMERICA CORP
filed 2006-09-14
CIK 809012

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒       Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2005

☐       Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐   Accelerated Filer ☐ Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Host America Corporation as of December 31, 2004, the last business day of Host America Corporation’s most recently completed second fiscal quarter was $18,023,276 computed by reference to the price at which Host America Corporation’s common stock was last traded on that date, and reported on the Nasdaq Stock Market.

At September 1, 2006, 8,126,514 shares of common stock of Host America Corporation were outstanding.

Documents Incorporated by Reference:  None
Page 1 of 163 pages                  Exhibits are indexed on page 82

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties.  These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable.  These statements may also relate to our future prospects, developments and business strategies.

We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this Annual Report on Form 10-K to identify forward-looking statements.  These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements.  The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our ability to retain and renew customer contracts;
•	our need to finance clients’ equipment and initial start-up costs;
•	our dependence on building owners’ ability to retain clients;
•	fluctuations in food costs;
•	uncertainties in the competitive bidding process;
•	our dependence on key personnel;
•	the outcome of existing litigation and the potential for new litigation;
•	intense competition in the industry segments in which we operate on a local and national level;
•	the integration and success of the development stage RS Services subsidiary and its ability to produce favorable revenue and profitability; and
•	other factors including those discussed under “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

You should keep in mind that any forward-looking statement made by us in this Annual Report on Form 10-K or elsewhere speaks only as of the date on which we make it.  New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us.  We have no duty to, and do not intend to, update or revise the forward-looking statements in this annual report on Form 10-K after the date of this filing, except as may be required by law.  In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this Annual Report on Form 10-K or elsewhere might not occur.

PART I

ITEM 1.   BUSINESS

Overview

In this Annual Report on Form 10-K, we use the terms “Host America,” “the Company,” “we,” “our,” and “us” to refer to Host America Corporation and its subsidiaries.

We currently consist of two principal operating divisions: food service and energy management. Host Business Dining and Lindley Food Service Corporation comprise our food service division and RS Services, Inc. comprises our energy management division. Host Business Dining is a contract food management organization that specializes in providing full service corporate dining and ancillary services such as special event catering and office coffee products to business and industry accounts located in Connecticut, New York, New Hampshire, New Jersey, Rhode Island and Texas. Our Lindley Food Service subsidiary provides fresh, unitized meals for governmental programs, such as senior nutrition programs, Head Start programs, school breakfast and summer school programs, primarily under fixed-price contracts in Connecticut, Indiana, Massachusetts and Rhode Island. Our RS Services subsidiary, with offices in Oklahoma, provides full service electrical contracting and energy conservation services. RS Services offers its customers an experienced team of individuals specializing in the installation and design of electrical systems, energy management systems, telecommunication networks and retrofitting of existing control panels, lighting systems, and alarm systems. The principal energy management product that RS Services markets is a digital microprocessor, capable of reducing energy consumption on lighting systems. RS Services has an established business in the electrical and energy management field and currently provides energy management services to several large corporations and multi-store customers throughout the United States.

Our principal executive offices are located at Two Broadway, Hamden, Connecticut 06518 and our telephone number is (203) 248-4100. Our web site is www.hostamericacorp.com. Any reference contained in this report to our web site, or to any other web site, shall not be deemed to incorporate information from those sites into this report.

Recent Developments

This section covers developments beginning in the third quarter of fiscal 2005 (beginning January 1, 2005), the last period for which reports were provided to shareholders.

Securities and Exchange Commission Investigation and Related Developments

On July 19, 2005, the staff of the Securities and Exchange Commission’s Fort Worth Office initiated an informal inquiry into the facts and circumstances surrounding a press release issued by the Company on July 12, 2005. On July 22, 2005, the SEC issued a Formal Order of Investigation into the issuance of the press release and initiated a suspension in the trading of our securities. The SEC investigation is still ongoing, and our current officers have responded to all SEC requests for interviews and information. A copy of the July 12, 2005 press release is attached as an exhibit to our Form 8-K filed on July 12, 2005.

NASDAQ Delisting

On August 5, 2005, the NASDAQ Stock Market notified us that the staff of NASDAQ Listing Investigations and Listing Qualifications had determined to delist our securities based on concerns associated with the July 12, 2005 press release and pursuant to NASDAQ’s broad discretionary authority to deny continued inclusion of securities. We appealed this determination and requested a hearing before a NASDAQ Listing Qualifications Panel to review the NASDAQ staff determination. A hearing was held on September 1, 2005. On September 8, 2005, we received notice that the NASDAQ Listing Qualification Panel determined to delist our common stock and warrants. Our securities were subsequently delisted from the NASDAQ Stock Market effective with the open of business on September 12, 2005. A substantial decline in the market price of our common stock and warrants occurred from the date of the delisting to the present. Our common stock and warrants are currently traded on the OTC Bulletin Board.

Special Committee of the Board of Directors/CEO Termination

On August 15, 2005, our Board of Directors formed a special committee of independent directors to investigate the matters associated with the July 12, 2005 press release. The special committee retained the law firm of Baker Botts L.L.P. to assist and provide guidance with respect to its investigation. On August 30, 2005, based on preliminary findings of the Special Committee, the Board of Directors placed Geoffrey Ramsey, our Chief Executive Officer and President, on unpaid administrative leave pending the completion of the Special Committee’s investigation. Effective this same date, Mr. Ramsey resigned as Chairman and member of the Board of Directors. Mr. David Murphy, our Executive Vice President and Chief Financial Officer, was appointed by our Board of Directors to serve as Acting President and Chief Executive Officer.

On October 5, 2005, at a special meeting of the Board of Directors, the Board approved a public disclosure committee and granted the committee the authority to establish, implement or cause to be implemented written policies, procedures and controls to ensure the accurate and timely dissemination of information to the public. Such policies, procedures and controls shall be consistent with the federal securities laws as well as all other applicable laws and regulations. To the extent such policies, procedures and controls are already in place, the committee shall perform a review to ensure their efficacy and identify and effect any necessary and appropriate modifications. The committee is responsible to take whatever steps it deems necessary to formalize such existing policies, procedures and controls. In connection with the establishment of this committee, the Board further ratified the existing insider trading policy applicable to transactions in our securities by officers, directors, employees, consultants and family members.

On November 28, 2005, we terminated Mr. Ramsey’s employment with the Company along with his Executive Employment Agreement. Pursuant to the agreement, Mr. Ramsey had certain rights to arbitration following his termination, and in December 2005, submitted a demand for arbitration with the American Arbitration Association related to the termination of his employment with the Company. Mr. Ramsey asserts that the Company did not have cause under his employment agreement to terminate his employment, and is seeking damages of $2.5 million. In addition, Anne Ramsey, a sister of Geoffrey Ramsey, the former human resources director and current member of the Board of Directors and corporate secretary, and Debra Ramsey, the wife of Geoffrey Ramsey, former administrative secretary, have made a demand for arbitration, asking for $2.0 million in damages. We have declined their demand on the ground that binding employment agreements were never authorized for Anne and Debra Ramsey and therefore no agreement to arbitrate.

Power Reduction Services, LLC Agreement

During the third quarter of 2005, we entered into a verbal agreement with Power Reduction Services, LLC pursuant to which we appointed Power Reduction Systems as our exclusive distributor of our energy management products in the northeastern part of the United States. Power Reduction Services will act as our exclusive independent sales, contractor and installer for energy products and services. Mr. Michael Horton, our current director, is the managing partner of Power Reduction Services. On March 8, 2006, RS Services accepted a purchase order from Power Reduction Services for 333-100 amp light controllers on a “ready to ship” basis. This order provides for an initial deposit of $100,000 and two subsequent deposits contingent upon product availability of $125,000 and $150,000 extending 120 days after initial order date.

Pyramid Technologies Industrial, LLC Agreement

On June 23, 2005, we entered into an agreement with Pyramid Technologies Industrial, LLC pursuant to which Pyramid will design and file for a patent for a new and innovative light controller and other energy management products on our behalf. Following the design, Pyramid will be responsible for manufacturing and assembly of the light controller and RS Services will be responsible for assembling any special units from modules supplied by Pyramid. Pyramid will also develop additional products based on the revised technology. Pursuant to the agreement, we are obligated to pay Pyramid: (a) $250,000 as of the date of the agreement; (b) $50,000 per month for the 5 months following the date of the agreement; (c) $100,000 upon delivery of prototypes; (d) $100,000 upon delivery of pilot units; (e) $100,000 upon delivery of units ready for delivery to customers; and (f) a royalty fee based on sales of the product. In addition, we granted options to purchase 175,000 shares of common stock to Pyramid, subject to vesting conditions as specified in the agreement. The President of Pyramid is the brother-in-law of Mr. Michael Horton, our current director. Mr. Horton did not participate in contract negotiations.

Sale and Assignment Agreement

On December 9, 2005, pursuant to a sale and assignment agreement, we acquired all of Burton M. Sack’s right, title and interest to a $550,000 loan Mr. Sack had previously made to K.W.M. Electronics Corporation (K.W.M.) of Salt Lake City, Utah on May 9, 2003. The loan was secured by a first security interest in certain technology purportedly owned by K.W.M. pertaining to an energy saving light controller. We acquired the interests in the loan from Mr. Sack to secure ownership of the energy saving light controller technology previously marketed by our RS Services subsidiary.

Mr. Sack originally loaned the principal sum of $550,000 to K.W.M. on May 9, 2003 and K.W.M. granted to Mr. Sack a security interest in certain assets consisting of accounts receivable, inventory and the technology. K.W.M. subsequently defaulted on the loan and Mr. Sack filed an action against K.W.M. and two guarantors of the loan, Charlie Stevenson and Scott Feldhacker.

Under the terms of the sale agreement, we paid Mr. Sack the amount of $771,230.07, $400,000 of which was paid in cash at the closing and the remainder of which was paid by a promissory note in the principal amount of $371,230.07. The note currently bears interest at a rate of 8.5%, which interest rate is subject to increases in an amount equal to the amount which the Prime Rate, as reported in the Money Rate Section of the Wall Street Journal, exceeds 8.5%. The note is repayable in equal monthly installments of principal of $15,467.92 and each such payment is to be accompanied by a payment of interest in arrears at the prevailing rate thereon. The note is due and payable in full on December 15, 2007.

Repayment of the note by the Company is secured by a contingent assignment by Mr. Sack to us of certain inventions, products and intellectual property relating to the energy savings products. In addition, the note is further guaranteed by Scott Feldhacker and Charlie Stevenson. Mr. Stevenson, an officer and director of K.W.M., and Mr. Feldhacker were both guarantors under the original loan defaulted on by K.W.M. and are former employees of RS Services, Inc.

Mr. Sack is the stepfather of Peter Sarmanian, our current director. Mr. Sarmanian did not participate in any discussion or deliberations regarding the sale agreement nor did he participate in the vote by our board approving the sale agreement.

Laurus Note Financing

On February 15, 2005, we entered into an amendment of the Laurus Master Funds securities purchase agreement dated June 23, 2004, amending certain terms of Note A and Note B and certain related loan documents. Pursuant to the amendment agreement, Note A was amended to provide that the initial fixed conversion price remained at $5.03 per share, provided, however, that the first $1,000,000 aggregate principal amount of Note A and/or Note B, collectively, converted into shares of common stock on or after February 15, 2005 would be converted at a fixed conversion price of $3.50 per share. In addition, scheduled principal payments under Note A were deferred until May 1, 2005. The amendment agreement also modified applicable provisions of certain related loan documents to be consistent with the modification to the fixed conversion price described above. In addition, we issued to Laurus an additional warrant for 25,000 shares of our common stock that is exercisable through June 23, 2014 at $5.98 per share.

In July 2005, Laurus exercised its right to convert its notes into 1,502,885 shares of our common stock at conversion prices of $3.50, $5.03 and $5.48 and exercised a total of 303,038 warrants at $5.98 per share. Liabilities of approximately $6.7 million were converted into equity and Host received approximately $1.8 million from the exercise of the warrants. In addition, on July 13, 2005, H.C. Wainwright & Co., the placement agent that assisted us in the Laurus financing, and three of its principals exercised their warrants through a cashless exercise option. Accordingly, 76,597 shares were issued at a conversion price of $4.70.

On January 11, 2006, we signed a Release and Cancellation Agreement with Laurus Master Funds, Ltd.  The agreement provides that in consideration for the issuance of 20,000 shares of our common stock, Laurus consents to the cancellation of a warrant to purchase 25,000 shares of our common stock issued in February 2005 and agrees to release all security interests and liens that the Company and its subsidiaries previously granted to Laurus in connection with prior financing agreements between the parties. The agreement also gives Laurus piggyback registration rights with respect to the 20,000 shares described above and with respect to 146,962 additional shares underlying a warrant currently held by Laurus.

Extension of Warrants

On April 1, 2005, our Board of Directors approved the extension of the expiration dates of 1,150,000 publicly traded warrants to purchase common stock issued on July 21, 1998 and 32,692 warrants to purchase common stock issued on June 21, 2001. The board extended both sets of warrants until July 21, 2007, subject to further extension. The warrant exercise price of $5.50 and the other terms of the respective warrants remain unchanged. We have undertaken to file a post-effective amendment to our registration statement with the Securities and Exchange Commission to allow the holders of the publicly-traded warrants to exercise their warrants and sell the underlying common stock. However, as of the date of this report, we have not filed a current post-effective amendment.

Lindley Food Service

Effective April 1, 2005, our subsidiary Lindley Food Service has ceased to provide meals out of its Florida location. Lindley, after being unsuccessful in its attempts to restructure the terms of its agreement with the Florida Meals on Wheels Agency, determined it would be in its best interests to terminate its Florida operation due to increasing food and administrative costs. The decision to terminate operations in Florida was made even though it will reduce Lindley’s future revenues by approximately $650,000 per year.

RS Services TEGG Contract

On June 25, 2005, our subsidiary RS Services entered into a six-year license agreement with TEGG Corporation (“TEGG”). TEGG, headquartered in Pittsburgh, Pennsylvania, has developed a comprehensive system for diagnostic testing, servicing and maintaining of electrical distribution systems. TEGG provides its services through a network of licensed or franchised electrical contractors, of which RS Services is now a member by virtue of the license agreement. The license agreement provides that RS Services is authorized to provide TEGG services and utilize TEGG’s proprietary systems in the geographic location specified in the license agreement, which primarily consists of the Tulsa, Oklahoma and northwest Arkansas metropolitan areas. Pursuant to the license agreement, TEGG will provide RS Services with training, business recommendations, access to TEGG’s proprietary systems and methods, computer software and account referrals. RS Services will pay TEGG an initial license fee of $84,000 and monthly royalty payments according to the schedule set forth in the license agreement.

Sherwin Litigation Settlement

On February 21, 2006, we agreed to settle a lawsuit brought in August 2004 by Ralph and Blaine Sherwin, alleging breach of contract and related claims against the Company, and seeking $1.9 million in damages. In the settlement agreement, we agreed to pay the Sherwins $150,000, consisting of $75,000 on March 17, 2006, with the remainder to be paid in two equal installments on September 17, 2006 and March 16, 2007. In addition, we granted 175,000 shares of common stock to be divided among the Sherwins and their attorneys.

Coastline Litigation

We are appealing a judgment against us awarded by the United States District Court for the Central District of Utah to Coastline Financial Corporation of $295,445 related to our acquisition and later sale of inventories from K.W.M. Electronics, which inventories were held in a building K.W.M. leased from Coastline that was seized by Coastline for non-payment of rent. We had received a temporary injunction from the Court allowing us to take the inventory, and posted a $150,000 bond pending the outcome of the case to determine the rightful owner and value of the inventory.

We are also proceeding in another, related case in the District Court in Utah in which we maintain our rights to the above-described inventory under the Uniform Commercial Code. The rights to the inventory relate to our acquiring the rights to a loan between K.W.M. and a lender in which the inventory was described as collateral. We believe those rights supersede the rights of Coastline who seized the building under a court order in September 2004. We believe that the U.C.C. filing made by the lender, which we later acquired, was perfected before Coastline filed its lien. The judgment is pending.

Changes in Independent Registered Public Accounting Firm

On May 2, 2006, we were notified of the resignation of our independent registered public accounting firm, J.H. Cohn LLP, effective that date. Our Audit Committee Chairman accepted the resignation of J.H. Cohn upon receipt of the notification and commenced a search for a new independent public accounting firm.

No report of J.H. Cohn on the financial statements of the Company for the fiscal year ended June 30, 2004 contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope, or accounting principles. J.H. Cohn, at the time of resignation, had not yet released a report or opinion regarding the Company’s financial statements for the fiscal year ended June 30, 2005.

J.H. Cohn advised us that information had come to the accountant’s attention causing it to no longer be able to rely on our management’s representations. Further, J.H. Cohn advised that its report on the 2004 consolidated financial statements of the Company dated September 7, 2004 may no longer be relied upon. J.H. Cohn advised the Audit Chairman of such non-reliance on the 2004 fiscal year report.

On June 29 2006, the Audit Committee of our Board of Directors engaged Mahoney Cohen & Company, CPA, P.C., as our independent registered public accounting firm to audit the financial statements for the fiscal years ending June 30 2004, 2005 and 2006, including the review of the interim periods of fiscal 2006.

Beta Testing of Second Generation Energy Management Product

During the third and fourth quarter of fiscal 2006, the energy management group began beta testing of a new and innovative light controller for commercial and industrial fluorescent lighting systems. The tests were run in stores of retail chains. The product uses a proprietary approach, for which patents have been applied, to reduce energy demand from fluorescent lighting systems without noticeably reducing perceived light. It also has unique communications functionality, which allows a customer system’s energy demands to be managed remotely. During the period, the group also completed development of a copyrighted new name and logotype for the product, which will be introduced in fiscal 2007.

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

On July 31, 2000, we purchased all of the issued and outstanding shares of Lindley Food Service Corporation of Bridgeport, Connecticut. We paid approximately $3,700,000 in cash and issued 198,122 shares of our common stock. Lindley is engaged in the preparation and sale of fresh and frozen unitized meals for senior food programs, school lunches, and various governmental programs, under fixed-price contracts.

On December 23, 2003, we acquired GlobalNet Energy Investors, Inc. pursuant to the terms and conditions of the amended and restated merger agreement dated December 2, 2003. The shareholders of GlobalNet received in the aggregate 550,000 shares of our common stock in exchange for all of their outstanding GlobalNet common stock. GlobalNet was a development stage corporation formed for the purpose of marketing, selling, installing and maintaining energy saving products and technology. As described below, following the acquisition of RS Services, Inc., we merged GlobalNet into RS Services and all of our energy management business is now conducted through that subsidiary.

On October 29, 2004, we closed an asset purchase agreement with FoodBrokers, Inc., a Connecticut-based food service company. Pursuant to the agreement, we acquired certain assets constituting FoodBrokers’ food service business, including machinery and equipment. At closing, FoodBrokers and its principals executed a six-year non-competition agreement pursuant to which each agreed not to compete, directly or indirectly, with us in the food service business within the United States.

On February 16, 2005, we acquired RS Services, Inc. pursuant to the terms and conditions of an agreement of merger and plan of reorganization dated September 29, 2004. RS Services is both an energy management and electrical contracting firm. RS Services sells and installs energy products consisting of a digital microprocessor capable of reducing energy consumption and demand functions of electrical inductive loads on motors and lighting systems.

On April 7, 2005, a plan of merger was approved and adopted by GlobalNet Energy Investors and RS Services by resolution of our Board of Directors. Pursuant to the plan of merger, GlobalNet was merged into RS Services and the separate existence of GlobalNet ceased.

Industry and Market Overview

Food Service Industry

Host Business Dining and Lindley Food Service are both focused on the multi-billion dollar food service industry. A nationally recognized food consultant and research company estimates that the United States food service industry is a multi-billion dollar industry, encompassing corporate services, educational markets, hospital/health care, correctional facilities, military facilities and transportation facilities. Further, current estimates of the senior feeding market, the market Lindley Food Services primarily serves, is collectively a multi-billion dollar industry. The food service market is characterized by a large concentration of corporate and industry populations in a multitude of geographic locations. We believe the geographic locations in which we operate contain:

• the largest financial segment of the industry,
• high population density,
• numerous corporate office parks and industrial facilities, and
• high concentration of medium-size corporations.

Although we have a relatively small share of the food service provider market, we compete favorably with other regional food service providers and those national companies that have operations in the northeastern United States. We believe we are able to remain competitive because of the quality, selection and value of the food and services that we provide.

Energy Management Industry

The United States Department of Energy indicates that electrical consumption, which exceeds approximately $200 billion dollars annually, is projected to grow at an average annual rate of 1.6%

per year through the year 2025. In addition, the Department of Energy anticipates that increasing electrical demand may exceed the industry’s ability to generate sufficient electrical power. During 2004, the northeastern region of the United States and portions of Canada experienced total grid power failure as a result of insufficient electrical energy to satisfy the increase in demand. In addition, certain states continue to experience high rate increases and brownouts with little relief in sight. To combat this growing problem, Public Utility Commissions throughout the United States have implemented programs to require utilities to implement energy conservation and management programs to promote the replacement or retrofitting of inefficient lighting, heating and cooling equipment. The increase in operating costs due to increased utility costs will continue to diminish operating margins unless companies and residential consumers take proactive measures to increase electrical efficiencies and reduce waste.

Deregulation of utilities and increased competition are forcing electric utilities to become pro-active in promoting the purchase and installation of energy saving products and services similar to those currently being offered to our customers by our energy management subsidiary.

Operations

The Company is made up of two operating divisions: our food services division, consisting of Host Business Dining and Lindley Food Service, and our energy management division, consisting of RS Services. A description of our operations follows.

Food Service Division

Host Business Dining

Since our formation in 1986, we have grown from a food service provider to institutions of higher education primarily in Connecticut to a regional, full-service food service provider for major corporations. Our primary clients are medium-size corporate accounts with annual food sales of between $250,000 and $2 million. These accounts provide a wide variety of food services in a single corporate location. At each location, our customized services may provide:

•	cafeteria services;
•	special event catering;
•	office coffee services; and
•	employee gift and sundry stores.

At most locations, we are the exclusive provider of food and beverages and are responsible for hiring and training personnel. Our on-site managers work closely with our corporate officers to ensure continuing food quality and customer satisfaction.

New accounts are assigned to a member of management who develops a comprehensive plan to meet each client’s specific needs. After extensive interviews and on-site visits, an operating strategy is formulated to best meet the needs of each individual client. We consider various factors to maximize our profit potential without sacrificing client satisfaction, including a thorough review of:

•	labor and product costs;
•	facility and menu design;
•	training and recruiting;
•	specialized needs of the client or its employees; and
•	equipment needs.

Each location is continually reviewed to monitor client employee satisfaction, changing food requirements and quality of food and service. Based upon reports supplied by on-site managers, additional services are added as demand changes, including catering facilities and food selection upgrades.

In an effort to reduce costs and increase profitability, we began to outsource our vending operation during 2003. We sold our vending equipment and inventory and eliminated our vending staff. Host Dining entered into agreements with the companies that purchased the equipment and inventory. The agreements provide that we will receive monthly commissions on the vending sales generated at the various unit locations.

We may be required to grant credit to our customers to fund their initial purchase of equipment and supplies at our various food service facilities. Before granting credit, we review a client’s credit history and establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific clients, industry historical trends and other types of credit information. To reduce the risk of default, our contracts provide for buyback provisions requiring each client to buy the equipment and supplies in the event of an early termination of the contract.

Client accounts are staffed by several levels of management-level employees who are responsible for our clients’ complete satisfaction. We employ district managers with sales and administrative backgrounds who are responsible for overseeing the client accounts in their region, as well as forecasting the budget for each account and assisting the on-site management at each location. The on-site manager is responsible for the day-to-day activities of the account and for ensuring continuing food quality and satisfaction. In the smaller accounts, a chef/manager will perform these duties. The supporting personnel at each location may include:

•	an executive chef;
•	sous chef;
•	grill cook;
•	deli servers;
•	cashiers;
•	dishwashers;
•	catering personnel; and
•	general kitchen help.

Our managers, chefs and cooks have experience from larger food service organizations, are graduates of a culinary school or graduates with a degree in hotel and restaurant management. Other support personnel are hired locally and trained on-site by our on-site manager, chef/managers and/or district managers.

Lindley Food Service

Our Lindley subsidiary prepares meals for various governmental programs under fixed-price contracts and has a slightly different operational structure. Lindley bids on government feeding contracts involving schools and senior citizen programs and operates three kitchens in Connecticut, which have high volume production capabilities for breakfast, lunch and after-school programs. Recently, Lindley added production facilities in Indiana and Massachusetts. Lindley’s production staff prepares the meals daily and delivers the meals using its own trucks and drivers, directly from the kitchens to the client’s facility. Lindley also does congregate feeding and offers packaged microwavable senior meals for its “meals-on-wheels” programs. A staff nutritionist monitors the nutritional content of the food produced at each of Lindley’s facilities. Lindley is one of the largest providers of fresh unitized meals in the Northeast, operating out of its various production sites.

Lindley’s strengths include professional management of large-volume accounts, custom designed meals for special needs and available plan capacity to expand production.

Energy Management Division

RS Services

RS Services is an electrical contract services firm and markets our energy saving products. The division’s new and innovative product consists of a computerized controller capable of reducing energy consumption on lighting systems from remote locations. RS Services’ panel shop is U.L. recognized and assembles the Company’s specialized panels. Our goal is to provide both large and small customers with significant savings on their electrical energy usage and minimize downtime costs associated with power outages. In addition, we believe that the increase in energy efficiency has the potential for reducing repairs and maintenance expenses by reducing operating temperatures of existing equipment.

We, through our former GlobalNet subsidiary, previously obtained from EnergyNSync certain domestic license, distribution and marketing rights to the energy management products developed by K.W.M. Electronics Corporation. These rights include the initial light controller and other related products. We have been futile from prior promotion efforts of the energy management products previously distributed by GlobalNet and EnergyNSync. As disclosed in this annual report under Recent Developments, the ownership of this technology has been secured under a sale and assignment agreement. Additionally, we have entered into an agreement with Pyramid Technologies Industrial, LLC to create new and innovative products and seek to patent those products on our behalf.

The energy management products and services we currently provide are as follows:

•
New and Innovative Light Controller - This product is a lighting energy management system that is designed to reduce Kw power ordinarily required for operating magnetic or electronic ballasts used in fluorescent lighting systems, and manages the incoming power so the ballasts draw energy when the power transmission is most efficient. This capability can be managed from a remote location, and greatly reduces energy costs while reducing light levels so little that virtually no light loss can be seen by the human eye.

•	FanSaver - This product regulates the speed of the evaporator fan motor to meet the needs of the refrigeration cycle in a walk-in box. It also detects refrigerant flow and selects the optimum fan speed which saves energy usage and reduces compressor run time to increase the life of the fan motor.

•	Installation and Maintenance Services - We offer product enhancements, installation and product servicing and maintenance support to our customers.

RS Services’ long-term goal is to target the commercial, industrial and governmental markets, utilizing direct sales by the executive team, sub-distributors and an in-house sales staff. The division also plans to conduct research and development efforts, which may include new product launches and product expansions with a view to increasing revenues, market expansion, name brand recognition and client loyalty. We will also continue to develop our relationships with large electrical contractors, national large retail chains, office locations and property management companies.

Business Strategy

Food Service Division

Host Business Dining

We introduced our “Food Serve 2000” as a means of evaluating all of our existing food operations in an attempt to maximize and maintain client satisfaction. We study the basic elements of our food service at each location, including:

•	traffic flows and waiting times;
•	menu variety and food presentation;
•	nutritional assessment;
•	work preparation; and
•	labor qualifications.

Through our continuing evaluations, on-site managers strive to maintain:

•	strict cost containment policies;
•	nutritional programs for better health;
•	custom designed menus to meet regional and ethnic tastes; and
•	facilities with state-of-the-art equipment.

After our comprehensive evaluations, each facility is reviewed with the client to select the best possible combination of food and service. Food Serve 2000 allows us to make rapid changes at a given location before employee dissatisfaction results in a termination of a contract. If a problem develops at a local level, management has the ability to rapidly deploy individuals specializing in that area and seek a solution.

Lindley Food Service

We have aggressively pursued higher margin business for our pre-packaged unitized meal production. This has been accomplished by increasing our customer base for Meals on Wheels, Senior Assisted Living Facilities, pre-school Head Start programs, School Lunch, After-School Enhanced Snack programs and Summer School Breakfast and Lunch Programs. We have focused on these markets by participating in industry trade shows like Meals on Wheels Association of America, NANASP and the National Head Start Conference. This exposure has enabled Lindley to continue to expand its customer base throughout the Northeast and Midwest.

Energy Management Division

RS Services

RS Services intends to market its energy saving products to market leaders in industry segments (retail, commercial, industrial, and institutional), which we believe will lend credibility and name brand recognition to our products. In addition, we intend to establish relationships with trade organizations that will endorse our products, and offer the sale of these products to companies that comprise their industry. This process should streamline our energy management operations entry into the marketplace.

The energy management division’s mission is to lead its marketplace to the new levels of efficient utilization of utilities demanded by the economic cost of energy and the global demand for conservation. The division will research, develop and provide the customized products, services and responsible information expected of a business committed to the high technology energy management marketplace.

Marketing

Food Service Division

We have selectively bid for privately owned facility contracts and contracts awarded by governmental and quasi-governmental agencies. Other potential food service contracts come to our attention through:

•	mail and telephone;
•	conversations with suppliers, such as purveyors and vending machine suppliers;
•	state listings;
•	trade shows and conventions; and
•	client referrals.

New clients generally require that we submit a bid and make a proposal outlining a capital investment (if required) and other financial terms. We may be required to make capital improvements to the client’s facility at the start of the contract to secure an account. We also expend a great deal of time and effort preparing proposals and negotiating contracts. In certain cases, a private facility owner may choose to negotiate with us exclusively, in which case we do not have to participate in any bidding process.

In attracting office building clients, we have constantly upgraded the quality of our food service and customer services. We strive to provide menu items which are healthy and higher in quality than typical fast food or cafeteria style products. Our philosophy is that to the extent our customers are able to satisfy their meal needs at their employer’s cafeteria, the less time those employees are away from their office setting. We believe this results in an increase in corporate and individual productivity. Further, if we can satisfy the employees with more diverse and higher quality food items, employers will frequently subsidize all or a portion of the costs.

We believe that we can compete with the largest of our competitors because:

•	we provide direct, hands-on management contact with our clients two or three times a week;
•	we offer flexible menus to satisfy customer wants and desires; and
•	we intensively train our managers.

During fiscal 2004, Host implemented new marketing programs at its facilities such as “cruising cuisine” and “celebrity chefs” to help maximize sales growth. In our cruising cuisine program, our corporate chefs travel from location to location in a custom outfitted vehicle and present a complete specialty theme promotion menu such as fresh sushi, a taste of Havana, or authentic Japanese stir-fry. In our celebrity chefs program, the recipes and culinary style of featured world class chefs are presented in the business dining location. Every three months, a different celebrity chef is featured. Our clients’ responses to these programs have been very favorable.

Energy Management Division

RS Services utilizes management, sub-distributors and in-house sales staff to pursue a multi-channel approach in its marketing and sales strategy. Focusing on commercial and industrial customers, we will implement brand awareness of our products and services through advertising, business to business, websites and industry and energy conservation seminars and trade exhibits. The division will attempt direct sales efforts to potential customers who we believe are extremely sensitive to our nation’s growing energy costs. Management will be responsible for identifying potential customers in a particular industry group and those persons within an organization to implement an energy savings program. RS Services will determine which products and services will most benefit the customer and arrange for an onsite beta testing program and product modifications prior to installation. Extensive follow-up and testing of our system will be conducted by an in-house technical staff and channel partners to insure customer satisfaction. We believe satisfied customers who have experienced energy savings first-hand are a key component to marketing the product to future customers.

Acquisition Strategy

We believe there are significant opportunities to further expand our business through the acquisition of companies in energy management industries which are concomitant to higher margins on revenues. Our officers and directors are responsible for identifying, pursuing and negotiating potential acquisition candidates and integrating acquired operations that will increase shareholder value. We believe we can integrate new acquisitions into our management structure and diversify operations successfully without a significant increase in general and administrative expenses. In addition, future acquisitions are expected to enable us to lower overhead costs through centralized geographical office operations. We expect to grow to a size that qualifies us for bids on large volume accounts, requiring asset or purchase programs. However, there can be no assurance that our acquisition strategy will be successful. We currently do not have any potential acquisitions in progress, but we will aggressively entertain an opportunity as we seek out to expand high margin energy management businesses.

Major Clients and Contracts

Food Service Division

Host Business Dining

Host Business Dining has a large number of multi-year contracts. These large contracts are with Fortune 500 businesses in the Connecticut area, each with multiple locations serving over 4,500 employees. Recently, we successfully added two locations in the Westchester County New York area and will continue to pursue additional large cafeteria units in the Fairfield and Westchester counties of Connecticut and New York respectively.

In the past, we have had to close facilities due to price competition and relocation. We do not expect any major closures in the future.

Our two largest contracts accounted for 21.8% percent of our total revenue for the fiscal year ended June 30, 2005. Collectively, contracts with Pitney Bowes and Oxford Health Plans constituted 11.74% percent and 10.04% percent of revenues, respectively. If we lose either of these major contracts, such loss may have a material adverse effect on us.

Lindley Food Service

Our Lindley subsidiary has numerous Meals on Wheels and congregate feeding accounts, the largest of which are in New Haven, Bridgeport and Waterbury, Connecticut; Muncie, Indiana; and Everett, Massachusetts. Lindley provides school breakfasts and lunches for the New Haven, Bridgeport and Waterbury public schools. Lindley was also awarded the contract with the Boston, Massachusetts public schools to provide emergency replacement meals for breakfast and sandwich items. Lindley was awarded the contract after successfully bidding for the business. As the majority of the division’s business is with government agencies, Lindley secures the majority of its business through the bidding process. Lindley continues to be awarded elderly feeding programs throughout the northeast region.

One of Lindley’s largest contracts, Mystic Valley, accounted for 10.7% percent of our total revenue for the fiscal year ended June 30, 2005. If we were to lose this major contract, such loss may have a material adverse effect on us.

Effective April 1, 2005, Lindley ceased to provide meals out of its Florida location. Lindley, after being unsuccessful in its attempts to restructure the terms of its agreement with the Florida Meals on Wheels Agency, determined it would be in its best interests to terminate its Florida operation due to increasing food and administrative costs. The decision to terminate operations in Florida was made even though it will reduce Lindley’s future revenues by approximately $650,000 per year.

Lindley is currently involved in bids for several other Meals on Wheels, Head Start and school lunch contracts in various states, and intends to continue aggressively pursuing this type of business.

Energy Management Division

RS Services

RS Services pursues new contract services customers through the marketing and promoting of the division’s current network by developing relationships with restaurant, retail and commercial chains. RS Services installs test sites if the customer has the potential for a large number of installations.

Currently, RS Services largest contracts are less than 10 percent of our total revenue for fiscal year ended June 30, 2005.

Seasonality

Our food service division’s operations are somewhat seasonal in nature. Many of our corporate clients are less busy in the summer months due to the vacation schedules of their employees and shift reductions. Special events catering tends to peak at various times of the year depending on corporate meetings, holiday parties and the frequency of special events. We adjust our labor staffing and inventories as necessary during these periods. We do not believe that our energy management division’s operations are seasonal in nature.

Competition

Host Business Dining and Lindley Food Service

We have encountered significant competition locally and nationally in the contract food service market. Food service companies compete for clients on the basis of:

•	quality and service standards;
•	local economic conditions;
•	innovative approaches to food service facility design; and
•	maximization of sales and price (including the making of loans, advances and investments in client facilities and equipment).

Competition may result in price reductions, decreased gross margins and loss of market share. Host competes with several companies that provide service on a national basis who have greater overall resources at their disposal. In addition, existing or potential clients may elect to “self operate” their food service, eliminating the opportunity for us to compete for their business.

RS Services

There are currently a number of products and services on the market that directly or indirectly compete with our products and services. Many of these are offered by companies that are larger and better financed. However, we believe that although energy saving technology currently exists, our new and innovative light controller is capable of remotely controlling, monitoring and saving electric kilowatt hours. Our product will also be capable of providing real-time variability of savings levels, alarm capabilities and operational control at off-site locations. Further, our equipment processor is digital, which is faster, more compact and more efficient than our competitors’ analog processors. We believe that the installation of our equipment is less invasive and creates less of a disruption to a customer’s operation than that of our competition.

Government Regulation

Food Service

Our business is subject to various government regulations including environmental, employment, privacy and safety regulations. In addition, our food service facilities are subject to state health department regulations, yearly health inspections, sanitation and safety standards, and state and local licensing of the sale of food products. The cost of compliance with these various regulations is not material; however, we cannot provide assurance that additional federal and state legislation or changes in the regulatory environment will not limit our activities in the future or increase the cost of compliance.

Energy Management

New government regulations, through The Energy Policy Act of 1992 and 2005 ("EPACT"), are changing the competitive environment in the electric generation industry. EPACT has brought sweeping changes to the electric industry. These changes include allowing for direct competition among wholesale power suppliers and mandating use of more efficient appliances. In the United States, electric volatility is already high relative to other industrial economies. While many formerly state-owned electric utilities are becoming independent business entities through deregulation, the regulation of the electric industry remains high. State and Federal agencies are demanding the reduction of usage, while offering tax and product purchase incentives and allowances to customers that meet certain saving criteria.

Employees

As of September 1, 2006, Host Business Dining had approximately 150 full-time employees and 20 part-time employees employed for special occasions and seasonal busy times. Our Lindley subsidiary had 140 full-time employees and 20 part-time employees. Our RS Services subsidiary had approximately 85 full-time employees. None of our employees are represented by a union.

ITEM 1A.  RISK FACTORS

Risk Factors

In addition to risk and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and our company could materially impact our future performance and results.  We have provided below a list of these risks factors that should be reviewed when considering our business and securities.  These are not all the risks we face, and other factors currently considered immaterial or unknown to us may impact our future operations.

Risks Related to Host Generally

Our prior independent registered public accounting firm resigned, issuing a notice that it is no longer able to rely on management’s representations and that its report on the 2004 consolidated financial statements may no longer be relied upon.

On May 2, 2006, we were notified of the resignation of our independent registered public accounting firm, J.H. Cohn LLP, effective that date. J.H. Cohn advised us that information had come to its attention causing it to no longer be able to rely on management’s representations. Further, J.H. Cohn advised that its report on the 2004 consolidated financial statements of the Company dated September 7, 2004 may no longer be relied upon, resulting in the need for a restatement of the 2004 financial statements.

On June 29, 2006, the audit committee of our Board of Directors engaged Mahoney Cohen & Company, CPA, P.C. as our independent registered public accounting firm to audit the financial statements of the Company for the fiscal years ending June 30, 2004, 2005 and 2006, including the review of the interim periods in fiscal 2006. As Mahoney Cohen & Company, CPA, P.C. restated the fiscal year 2004 restatement, the financial statements from 2004 were materially different than those statements reported in the Form 10-KSB filed October 8, 2004.

Our cash flow has been negative. There can be no assurance that we will be able to continue as a going concern without sufficient investment capital.

Our consolidated income statements and our statement of operating cash flows reveal significant losses and the utilization of significant amounts of cash to support our operating activities. Although a substantial portion of the net loss was related to non-cash charges, there can be no assurance that adequate sources of financing will be obtained as required or that our assets will be realized and liabilities settled in the ordinary course of business. (Our consolidated financial statements do not include any adjustments related to the recoverability of assets that might be necessary if we are unable to continue as a going concern nor the potential need to make sizable payments in connection with the pending litigation described elsewhere in this report.)

In order to continue as a going concern, we will require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

In addition, we are subject to an SEC investigation and are a named defendant in numerous litigations, including shareholder lawsuits. If an adverse ruling in any or all of these legal matters occurs, we may be forced to either restructure operations, or take other necessary and appropriate measures that could potentially limit our ability to exist further as a going concern.

Any subsequent fundraising efforts will dilute shareholder ownership interests. There is no assurance that our fundraising efforts will be completed in the short term.

Currently, our outstanding shares of common stock as of September 1, 2006 are 8,126,514 shares. Any material equity fundraising efforts will have the effect of increasing the amount of shares outstanding, thereby creating dilution for our existing shareholders. The Company believes that the most efficient manner in increasing shareholder value is to properly and effectively execute our business plan, which will require raising additional capital. We have partnered with investment banking firms to assist and achieve this initiative. We will continue our efforts to raise additional capital, via equity financings or asset monetization or otherwise, until we can achieve cash flow positive.

Our common stock was delisted from NASDAQ, which could result in loss of investors and limited liquidity.

On August 5, 2005, we were notified by NASDAQ that the Staff of the NASDAQ Listing Investigations and Listing Qualifications Departments had determined our common stock and warrants should be delisted based on public interest concerns. This determination was based on a review of publicly available documents and information we presented to NASDAQ regarding the July 12, 2005 press release. After our appeal and a hearing on September 1, 2005, we received notice that the NASDAQ Listing Qualifications Panel had decided to delist our common stock, effective with the opening of business on September 12, 2005. Our common stock now trades on the OTC Bulletin Board.

There is a limited trading market for our common stock on the OTC Bulletin Board and the ability to trade our common stock on the OTC Bulletin Board depends on the presence and investment decisions of willing buyers and sellers. There can be no guarantee that our common stock will be accepted for quotation by any other quotation system, market or exchange. As such, our stock has very limited liquidity and marketability.

Pending litigation could have a material adverse effect and impact on our liquidity, financial condition and operating results, on the trading price of our securities and on our ability to access the capital markets.

The Company, members of our senior management, and members of our Board of Directors, specifically Geoffrey Ramsey (our former Chief Executive Officer), David Murphy and Peter Sarmanian are named defendants in class actions alleging violations of certain disclosure provisions of the federal securities laws. Further, Geoffrey Ramsey, David Murphy, Peter Sarmanian, Gilbert Rossomando, C. Michael Horton, Nicholas M. Troiano, Patrick J. Healy, John D’Antona and Anne Ramsey are named defendants in derivative suits alleging breaches of fiduciary duty arising from the July 12 press release. We are generally obligated to indemnify our officers and directors and our former officers and directors who are named as defendants in some or all of the above matters to the extent required by Colorado law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability, in some or all of these matters. It is possible that we will incur losses and obligations in excess of any insurance coverage, in aggregate amounts that would have a material adverse effect on our financial position, results of operations or cash flows. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters.

The pending SEC investigation could have a material adverse effect and impact on our liquidity, financial condition and operating results, on the trading price of our securities and on our ability to access the capital markets

On July 22, 2005, the SEC commenced a formal investigation of the Company, certain of its officers, directors and others in connection with the press release issued on July 12, 2005. We continue to cooperate fully with the SEC in this investigation. We are generally obligated to indemnify our officers and directors and our former officers and directors who are under investigation by the SEC to the extent required by Colorado law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover expenses and liability in this matter. It is possible that we will incur losses and obligations in excess of any insurance coverage, in aggregate amounts that would have a material adverse effect on our financial position, results of operations or cash flows. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of this SEC investigation.

We cannot provide assurance that the effects and results of this or other investigations will not be material and adverse to our business, financial condition, results of operations or cash flows.

Ongoing SEC inquiries may lead to further amendments to our public disclosures.

As described elsewhere in this report, we are subject to an investigation by the SEC’s Division of Enforcement. The SEC’s Division of Enforcement has not completed its review. Final resolution of these matters is subject to a number of uncertainties. At this time, we are unable to estimate what, if any, amendments we may be asked to make to our previously filed periodic reports as a result of the SEC investigation.

Material adverse legal judgments, fines, penalties or settlements could adversely affect our financial health and prevent us from fulfilling our obligations under our outstanding indebtedness.

Material adverse legal judgments, fines, penalties or settlements arising from our pending investigations and litigation could require additional funding. If such developments require us to obtain additional funding, we cannot provide assurance that we will be able to obtain the additional funding that we need on commercially reasonable terms or at all, which could have a material adverse effect on our results of operations and cash flows.

Such an outcome could have important consequences. For example, it could:

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes, including debt reduction or dividend payments;
•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;
•	restrict our ability to introduce new technologies or exploit business opportunities;
•	make it more difficult for us to satisfy our payment obligations with respect to our outstanding indebtedness; and
•	increase the difficulty and/or cost to us of refinancing our indebtedness.

Additional negative publicity may adversely affect our business and the market price of our securities.

We have been the subject of negative publicity focusing on the events surrounding the July 12, 2005 press release and the ongoing SEC investigation. In light of those circumstances, the board has taken a variety of steps that, in its judgment, are needed to address governance, disclosure, and other issues. However, additional negative publicity could have a material adverse effect on our results of operations and cash flows and the market price of our publicly traded securities.

Our senior management team is required to devote significant attention to matters arising from the SEC investigation and restructuring of management.

We are currently restructuring our senior management. We cannot provide assurance that this restructuring of our senior management team, and the distractions related to matters arising from the SEC investigation, the class and derivative actions, and the Ramsey’s demand for arbitration, will not adversely affect our results of operations.

Continued scrutiny of our disclosures could reduce investor confidence and cause the trading price for our securities to decline further.

As a result of the increased scrutiny of disclosures, investor confidence in us has suffered and could suffer further. As discussed earlier, the SEC is currently conducting an investigation into a press release dated July 12, 2005. Although we are fully cooperating with the SEC concerning its investigation, we cannot estimate the future affect of such investigation. The existence of heightened scrutiny could adversely affect investor confidence and cause the trading price for our securities to decline.

Because our share price is volatile, we may be the target of additional securities litigation, which is costly and time-consuming to defend.

In the past, following periods of volatility in the market price of a company’s securities, shareholders have often instituted class action securities litigation against those companies. Such litigation, coupled with existing shareholder litigation, could result in substantial costs and a diversion of management attention and resources, which could significantly harm our profitability and reputation. These market fluctuations, as well as general economic, political and market conditions such as recessions, may adversely affect the market price of our common stock.

Any acquisitions that we undertake could be difficult to integrate and could disrupt our business, dilute shareholder value and adversely affect our operations.

A component of our strategy is to pursue acquisitions of other businesses. There can be no assurance, however, that we will be able to identify, negotiate and consummate acquisitions or that acquired businesses can be operated profitably or integrated successfully into our operations. In addition, acquisitions by us are subject to various risks generally associated with the acquisition of businesses, including the financial impact of expenses associated with the integration of acquired businesses. There can be no assurance that our historic or future acquisitions will not have an adverse impact on our business, financial condition or results of operations. If suitable opportunities arise, we anticipate financing future acquisitions through available cash, bank lines of credit or through additional debt or equity financing. There can be no assurance that such debt or equity financing will be available to us on acceptable terms when, and if, suitable strategic opportunities arise. If we were to consummate one or more significant acquisitions in which part or all of the consideration consisted of equity, our shareholders could suffer a significant dilution of their interests in the Company.

Government regulations could adversely affect our business.

Our business is subject to various governmental regulations incidental to our operations, such as environmental, employment, and safety regulations. In addition, we are subject to state health department regulations and yearly inspections. Food service operations at the various locations are subject to sanitation and safety standards, and state and local licensing of the sale of food products. Cost of compliance with these various regulations is not material. However, there can be no assurance that additional federal and state legislation or changes in the regulatory environment will not limit our activities in the future or increase the cost of regulatory compliance.

Effective control by current officers and directors and significant sales of shares by officers and directors could have a negative impact on share price.

As of September 1, 2006, our officers, directors and their affiliates beneficially own approximately 21% of the total voting stock outstanding, including options and warrants for common stock such individuals may have the right to exercise. Our articles of incorporation do not authorize cumulative voting in the election of directors and, as a result, our officers and directors are in a position to have a significant impact on the outcome of substantially all matters on which shareholders are entitled to vote, including the election of directors. In addition, based on the large number of shares currently owned by management, any sales of significant amounts of shares by our officers and directors, or the prospect of such sales, could adversely affect the market price of our common stock. These individuals, if and when they sell their shares, are subject to the volume limitations imposed by Rule 144 with respect to sales by affiliates.

We do not anticipate payment of dividends and shareholders are wholly dependent upon the market for the common stock to realize economic benefit.

We have never paid cash dividends on our common stock and have no intention of paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the growth of the Company. Payment of cash dividends in the future will depend, among other things, upon our future earnings, requirements for capital improvements, the operating and financial conditions of the Company, the outcome of the pending SEC investigation and shareholder litigation, and other factors deemed relevant by the Board of Directors.

Historically, our stock price has been volatile, which may make it more difficult to resell shares at prices that are attractive.

The trading price of Host’s common stock and warrants has been subject to wide fluctuations. Host’s stock price fluctuated in response to a number of events and factors, such as announcements from management, quarterly variations in operating results, or new customer accounts and acquisitions by Host or its competitors, changes to financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in Host’s markets.

Substantially all of our intangible asset values have been fully impaired as a result of a review by an independent valuations expert. There can be no assurance of recoverability of invested capital from our prior acquisitions.

Our acquisitions of Lindley, GlobalNet, FoodBrokers and RS Services included an allocation of significant amount of intangibles and goodwill. An independent valuations expert, under the fair value approach, tested these intangibles for impairment, and without the requisite future income to support the asset values, deemed these assets to be fully impaired. Although the food service assets operate under a contractual basis, there can be no assurance that these existing client contracts will be renewed nor that management can solidify a solid client base under the competitive contract bidding process.

Our energy management division continues to be in the early stage, therefore, the assets purchased from the GlobalNet and RS Services acquisitions currently have not yielded significant returns. We expect that, with sufficient invested capital, these returns will eventually yield adequate gross margins that will provide the Company with sufficient ongoing operating capital to achieve profitability. There can be no assurance, however, that we will succeed with our objectives for the energy division or will be successful in securing the financing necessary for the execution of our business plan.

Risks Relating to our Food Services Division

Our success depends on the ability to retain and renew existing client contracts.

Our success depends on the ability to retain and renew existing client contracts and to obtain and successfully negotiate new client contracts. Certain of Host Business Dining’s corporate dining contracts, representing approximately 22% of Host’s consolidated annual sales for the fiscal year ended June 30, 2005, are from two major customers. In addition, one of Lindley’s contracts accounted for approximately 11% of our total revenue. There can be no assurance that we will be able to retain and renew existing client contracts or obtain new contracts or that such contracts will be profitable. Our failure to retain and renew existing contracts or obtain new contracts could have a material adverse effect on our business, financial condition and results of operations.

We may not be reimbursed for our investment in a client’s facility.

We are sometimes required to make capital improvements to a client’s facility at the start of a contract to secure an account. Historically, we have funded these expenditures from cashflow and short-term borrowings. To the extent we are unable to be reimbursed for a part of these costs or enter into long-term contracts or are unable to retain existing clients, we could experience short-term cashflow problems or be required to seek additional outside financing. Additional financing may not be available on favorable terms or at all.

We may lose customers if building owners fail to retain tenants.

Some of Host Business Dining’s customers consist of tenants in large office complexes and buildings in the northeastern United States. Accordingly, we are dependent on the building owners to attract and retain quality tenants by offering competitive rental rates, favorable locations and adequate maintenance services. To the extent these entities fail to provide a favorable rental atmosphere and retain existing tenants, we may lose customers, revenues, and potentially, a food service contract irrespective of the quality of our food service facility. If we lose customers due to building vacancies, it could have an adverse material effect on our operations and financial condition.

Fluctuating food prices and shortages may affect the quality and variety of food we are able to offer at a given location.

We are subject to fluctuating food prices and the sporadic availability of certain food items which varies by location. Although our contracts with clients allow for certain adjustments due to rising prices over a specified period of time, we must take a reduced margin in some instances to insure the availability of certain required food groups and avoid customer dissatisfaction. Although most shortages last only a short period of time, a shortage in certain items may adversely affect the quality and variety of food offered at a given location. We attempt to anticipate shortages by: centralized buying for our various locations; placing large orders with reliable suppliers; and following trends in product availability and price. However, we cannot provide assurance that such preventive measures will not affect the quality and variety of food we are able to offer to our clients.

Lindley’s fixed-price contracts subject us to market risks and uncertainties.

Approximately 95% of Lindley’s food service contracts are fixed-price contracts, meaning that the contract price is fixed for the term of the contract, generally ranging from one to five years depending on the customer. While the contracts usually provide for marginal cost of living increases and are cancelable by either party upon proper notice, any unforeseen rise in food prices or labor and related costs will reduce our profit margins and have an adverse effect on our results of operations.

Prior to bidding on a fixed-price contract, we attempt to factor in variables including rising food costs and labor and related expenses over the term of the contract, however, it is difficult to predict what these costs will be, especially for contract terms that range from one to five years. Any shortfalls resulting from the risks associated with fixed-price contracts will reduce our working capital.

We depend upon our key personnel and may experience difficulty attracting and retaining key employees.

Our future success depends to a significant extent on the efforts and abilities of our corporate executive officers and the services of Lindley’s executive officers. Although we have employment agreements with these individuals, the loss of their services could have a material adverse effect on our business, financial condition and results of operations. We believe that our future success will also hinge upon our ability to attract, motivate and retain additional highly-skilled managerial personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting, assimilating and retaining the personnel we require to grow and operate profitability. We carry key man life insurance policy on our executives of which we are the beneficiary.

We may be unable to hire and train a sufficient number of qualified workers to satisfy customer requirements.

From time to time, we must hire and train a number of qualified food service managers and temporary workers to provide food service at a new corporate location or scheduled events at other locations. We may encounter difficulty in hiring sufficient numbers of qualified individuals to staff these events, which could have a material adverse effect on our business, financial condition and results of operations.

We may fail to compete effectively in our market.

We encounter significant competition in each area of the contract food service market in which we operate. Certain of our competitors compete with us on both a national and local basis and have significantly greater financial and other resources. Competition may result in price reductions, decreased gross margins and loss of market share. In addition, existing or potential clients may elect to self-operate their food service, thereby eliminating the opportunity for us to compete for the account. There can be no assurance that we will be able to compete successfully in the future or that competition will not have a material adverse effect on our business, financial condition or results of operations.

Risks Relating to our Energy Management Division

RS Services has a limited operating history upon which to evaluate its potential for future success.

To date, RS Services has generated only limited revenues. Significant marketing investment will be required in order to establish a sufficient market for our energy conservation products and build revenues. The technology underlying these products may not become a preferred technology to address the energy management needs of our customers and potential customers. Failure to successfully develop and market products on a timely and cost-effective basis could have a material adverse effect on our ability to compete in the energy management market.

The likelihood of RS Services’ success must be considered in light of the risks and uncertainties frequently encountered by early stage companies in an evolving market. If we are unsuccessful in addressing these risks and uncertainties, this portion of our business will be materially harmed.

RS Services has incurred significant operating losses since inception and may not achieve or sustain profitability in the future.

RS Services has incurred substantial net losses since the date we acquired it in February 2005. We must overcome significant sales and marketing challenges. In addition, RS Services may be required to reduce the prices of its products and services in order to increase sales. If RS Services reduces prices, we may not be able to decrease costs sufficiently to achieve acceptable profit margins. As RS Services strives to grow its business, we expect to spend significant funds for: i) general corporate purposes, including working capital, marketing, recruiting and hiring additional personnel; and ii) research and development of new products. To the extent that revenues do not increase as quickly as these costs and expenditures, our results of operations and liquidity could be materially adversely affected. If RS Services experiences slower than anticipated revenue growth or if its operating expenses exceed its expectations, it may not achieve profitability. Even if it achieves profitability in the future, it may not be able to sustain it.

RS Services currently experiences volatility in its cash flows and is subject to an extended sales cycle in connection with the bidding process, purchasing of materials and the installation and testing of electrical and energy saving systems.

RS Services is currently obligated, pursuant to the majority of its installation and service contracts, to pay all the costs of materials, labor, travel and installation of its systems prior to being paid by its customers. In addition, many of its projects extend over a lengthy period of time from the initial invitation to bid, to final installation and testing. Although RS Services hopes the change in its business focus to energy saving products and systems will shorten this cycle, there can be no assurance its cash flow will improve or that it can profitably market this concept. If this trend continues or worsens due to the inability to convince our customers to pay as the project progresses from its initial stages through completion, RS Services’ cash flow and operating losses will continue to be significant.

We currently have limited trademark or patent protection with respect to the energy management products developed and being developed by RS Services.

Our failure to protect our proprietary rights could have a material adverse effect on our business, financial condition and results of operation. We cannot assure that any patents, trademarks or copyrights or our other proprietary rights issued to, licensed or otherwise used by us, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to us. Furthermore, others may be able independently to develop substantially equivalent or superseding proprietary technology and an equivalent product or system may be marketed in competition with our products, thereby substantially reducing the value of any proprietary rights we may obtain in the future. We also may not be able to protect our proprietary technology from duplication. Additionally, the prevention or unauthorized use and disclosure of our intellectual property will likely become more difficult as our business grows. We could incur additional legal costs in defending any patent, trademark, copyright or other infringement claims or in asserting any patent rights, copyrights or other proprietary rights, including those granted by third parties, in a suit with another party.

Successful infringement claims by third parties could result in substantial damages, lost product sales and the loss of important proprietary rights.

There has been substantial litigation regarding patent and other intellectual property in various technology industries. In the future, we may be notified of allegations that we may be infringing on intellectual property rights possessed by others. Should litigation be brought against us, such litigation could be extremely expensive and time consuming and could materially adversely affect our business, financial condition and results of operations, regardless of the outcome of the litigation. Such litigation could also result in loss of certain proprietary rights, significant monetary liability and barriers to product manufacturing. Any of these outcomes could materially harm our business.

RS Services faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury.

RS Services faces the risk that materials used in the manufacture of final products may be flawed or faulty, causing the product to fail or malfunction. Additionally, products may not be used in the manner provided for in the instructions or in the way contemplated by the manufacturer. In the event that insurance coverage or contractual indemnification is not adequate, product liability claims could have a material adverse effect on our energy management division. The successful assertion or settlement of any uninsured claim, a significant number of insured claims, or a claim exceeding our insurance coverage could have a material adverse effect on our business.

RS Services is highly dependent upon consumers’ perception of the safety and quality of its products as well as similar products distributed by other companies. Thus, the mere publication of reports asserting that such products may be harmful could have a material adverse effect on our operations, regardless of whether such reports are scientifically supported and regardless of whether the products are being used to their specifications.

RS Services does not have any long-term agreements with its customers and its future success is dependent on repeat business and obtaining new customers.

RS Services’ success depends on attracting and retaining customers. Although RS Services has client purchase orders, it does not have long-term contracts and depends on fluctuating demand for its services. Our two major energy management customers accounted for approximately 84% of RS Services’ revenue for the 2005 fiscal year. There can be no assurance that we will be able to retain these customers or attract new customers. The failure to retain existing customers or attract new customers would likely have a material adverse effect on future profitability.

The energy management industry and products designed to maximize energy efficiency are subject to rapidly changing customer demands and preferences in light of rapid technological advances.

There can be no assurance that customers will continue to favor the products and services provided by RS Services. A significant shift in customer preferences could have a material adverse effect on our business, financial condition and results of operations. In addition, products that gain wide acceptance with consumers may result in a greater number of competitors entering the market which could result in downward price pressure which could adversely impact our gross profit margins. In addition, new products would require employee retraining, which we must commit to long before the ultimate sale to our customers. There can be no assurance that sufficient consumer demand will still exist at the time the final product is available for sale or that gross profit margins will be maintained.

RS Services believes its growth will be materially dependent upon its ability to provide new technologies, processes and products necessary to meet the needs of its customers and potential customers. The inability to anticipate and respond to these rapidly changing demands could have an adverse effect on our business.

The energy management industry is highly competitive.

Numerous companies, many of which have greater assets, personnel, distribution and other resources than RS Services, compete with RS Services in supplying newer and more technologically-advanced products and services. Our principal competition comes from similar companies which install products designed to maximize energy efficiency. With generally low barriers to entry, requiring training of sales, installation and service personnel, additional competitors could enter the market. There can be no assurance that national or international companies will not seek to enter, or increase their presence in the industry. Several companies market and sell products that compete with us. Competition from any of these companies could have a material adverse effect on our operations.

There is limited reliable, comprehensive data available regarding the size of the energy management industry and the historic and future expected growth of such industry.

Industry data and projections are inherently uncertain and subject to change. There can be no assurance that the industry is as large as some publicly available reports indicate or that projected growth will occur or continue. In addition, underlying market conditions are subject to change based on economic conditions, consumer preferences and other factors that are beyond our control. There can be no assurance that an adverse change in the size or growth rate of the market will not have a material adverse effect on RS Services.

A decrease in electric retail rates could lessen demand for our energy conservation products.

The energy conservation products have the greatest profit potential in areas where commercial electric rates are relatively high. However, retail electric rates for commercial establishments in the United States may not remain at their current high levels. Due to a potential overbuilding of power generating stations throughout certain regions of the United States, wholesale power prices may decrease in the future. Because the price of commercial retail electric power is largely attributed to the wholesale cost of power, it is reasonable to expect that commercial retail rates may decrease as well. In addition, much of the wholesale costs of power are directly related to the price of certain fuels, such as natural gas, oil and coal. If the prices of those fuels decrease, the prices of the wholesale cost of power may also decrease. This could result in lower electric retail rates and reduced demand for our energy saving devices.

Failure to effectively market our energy management products could impair our ability to sell large quantities of these products.

One of the challenges we face in commercializing our energy management products is demonstrating the advantages of our products over more traditional products and competitive products. As RS Services grows, we will need to further develop our marketing and sales force. If we are unable to expand our internal sales force, our ability to generate significant revenues could be harmed.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate offices are located at Two Broadway, Hamden, Connecticut 06518. Our telephone number is (203) 248-4100. Lindley’s corporate offices are located at 201 Wallace Street, New Haven, Connecticut 06511 and RS Services’ offices are located at 7806 N. Highway 81, Duncan, Oklahoma 73533.

We lease our executive offices under the terms of a month-to-month lease agreement, with a monthly payment of $3,335. We lease our Lindley executive office facility in New Haven, Connecticut pursuant to a five-year lease extension that commenced on April 1, 2005, with a current monthly payment of $3,000. We also lease approximately 3,000 square feet of office space for Lindley for $3,090 per month from Gilbert Rossomando and Mark Cerreta, the principal officers of Lindley. We lease RS Services’ offices in Duncan, Oklahoma from Ronald Sparks, the President of our RS Services subsidiary, pursuant to the terms of a five-year agreement with a monthly payment of $5,000.

ITEM 3.  LEGAL PROCEEDINGS

Sherwin v. Host America Corp., Geoffrey Ramsey, et al., Case No. 04CC08892 (Superior Court, Riverside County, California)

Ralph Sherwin and Blaine Sherwin, former business associates and then employees of Host/GlobalNet, filed suit on August 25, 2004, against us, our former subsidiary GlobalNet, Geoffrey Ramsey, and other individuals who have never been served with process. The first amended complaint claims that we: (a) breached written employment agreements with the Sherwins when we terminated their three-year agreements after approximately six months of employment; (b) breached a contract to purchase from the Sherwins their purported exclusive distribution rights to a product known as the “Fan Saver” in exchange for a large number of shares of our common stock; and (c) engaged in securities fraud, fraud and deceit, and interference with prospective economic advantage. We filed a cross-complaint against the Sherwins for breach of the employment contracts and fraud.

The case had been scheduled for jury trial to commence on February 21, 2006. However, settlement was reached on February 18, 2006. In the settlement agreement which was placed on the record in open court on February 21, 2006, we agreed to pay the Sherwins $150,000, consisting of $75,000 on March 17, 2006, with the remainder to be paid with interest in equal payments on September 17, 2006, and March 16, 2007.  In addition, we will grant 175,000 shares of restricted common stock to be divided among the Sherwins and their attorneys. In exchange for the above consideration, we and the Sherwins have agreed to a complete release of all claims against each other. Based upon this settlement, on March 27, 2006, the trial date was vacated.

Host America Corp. and GlobalNet Energy Investors Inc., v. Coastline Financial Inc., Case No. 2:04-cv-00879 (District Court, Salt Lake City, Utah)

Coastline Financial, landlord of a building leased to K.W.M. Electronics, claimed a landlord’s lien on all K.W.M. goods located on the leased premises by reason of its failure to timely pay rent in early September 2004. K.W.M. was in the process of developing and building certain products for us, which products were on site when Coastline repossessed the building. At the outset of the case, we sought and obtained a prejudgment writ of replevin entitling us to remove several different kinds of goods from the leased K.W.M. premises, namely Motor Masters, Light Masters, and Fan Savers. The latter had been purchased by us in California and shipped to K.W.M.’s facilities in Utah for further development work.

The federal court required a $150,000 bond from us as a condition for issuing the prejudgment writ of replevin. As required under Utah law, the pleadings we filed identified the value of the goods, namely the Motor and Light Masters at $250,000 and the Fan Savers at $45,000.

After a trial, the court entered judgment not only awarding the ownership of all the products to Coastline, but also awarding Coastline the full amount paid by us both for the goods and their engineering, despite the unrebutted testimony that the goods had no value except as scrap in the hands of anyone other than us. We will appeal the judgment and damages granted to Coastline by the United States District Court for the Central District of Utah of $295,445.

We will also proceed in another, related case in the District Court in Utah in which we maintain our rights to the inventory under the Uniform Commercial Code. We believe we acquired the rights to the above inventory by our acquiring the rights to a loan between K.W.M. and a third-party lender in which the inventory was described as collateral. The owner’s right to collateral under the loan supersedes the rights of Coastline under the landlord’s lien. We maintain that the U.C.C. filing made by the third-party lender was perfected before Coastline filed its lien.  The case was scheduled to be heard on May 16, 2006 and the appeal in the damages award case is to be filed on or before May 11, 2006. A motion for summary judgment in that case was heard on May 16, 2006, which resulted in a denial of Host America’s claim, determining that the U.C.C. lien was not perfected. That case has not yet been made final.  A court mediator has been assisting with settlement of the case and provided for both parties to consider a settlement which is more than covered by Host America’s supersedeas bond already fully funded by Host.

Burton M. Sack v. Host America Corp., R.S Services, Inc., GlobalNet Acquisitions Corporation, et al., Case No. CJ-05-204E (District Court, Stephens County, Oklahoma)

On May 11, 2005, we were named as a defendant, along with K.W.M. Electronics Corporation, RS Services, Inc., and GlobalNet Acquisitions Corporation in a Petition and Request for Order of Delivery of Property for certain personal property pledged as collateral in the loan and security agreement between Burton M. Sack and K.W.M. Electronics dated May 9, 2003. The petition states that K.W.M. defaulted on a loan and security agreement and is obligated to turn over the secured collateral to Mr. Sack. Mr. Sack has applied for a hearing for an Order of Delivery for the recovery of the collateral; however, a hearing date has not been set. The personal property that is the subject of Mr. Sack’s claim includes the rights to the technology used in the light controller device previously marketed and sold by RS Services.

A similar action has been filed by Burton Sack in Sarasota County, Florida naming K.W.M. Electronics Corporation, Charlie Stevenson and Scott Feldhacker as defendants, but neither us nor any of our subsidiaries were named as defendants. Burton M. Sack v. K.W.M. Electronics Corporation, Charlie Stevenson and Scott Feldhacker, Case No. 2004-CA-9234-NC (Circuit Court, Sarasota County, Florida).

Both cases in which Burton Sack was the named plaintiff have been assigned to us under the terms and conditions set forth in the December 9, 2005 sale and assignment agreement. See “Recent Developments - Sale and Assignment Agreement” for more information.

Class Actions

In August 2005 and September 2005, twelve putative class action complaints were filed in the United States District Court for the District of Connecticut, naming as defendants the Company, Geoffrey W. Ramsey, and David J. Murphy. One or more of the complaints also named Gilbert Rossomando, Peter Sarmanian, Roger D. Lockhart and EnergyNsync, Inc. The complaints were captioned as follows: Mintz v. Host America Corp., et al., Civil Action No. 05-cv-1260-SRU (filed on August 9, 2005); RFC Securities LLC v. Host America Corp., et al., Civil Action No. 05-cv-01269-JBA (filed on August 11, 2005); Collins v. Host America Corp., et al., Civil Action No. 05-cv-01270-JBA (filed on August 11, 2005); Conlin v. Host America Corp., et al., Civil Action No. 05-cv-01291-WWE (filed on August 15, 2005); Sutton v. Host America Corp., et al., Civil Action 05-cv-01292-JBA (filed on August 15, 2005); Dombrowski v. Host American Corp., et al., Civil Action No. 05-cv-01329-RNC (filed on August 19, 2005); Yorks v. Host America Corp., et al., Civil Action No. 05-cv-1250 (filed on August 8, 2005); Sullivan v. Host America Corp., et al., Civil Action No. 05-01391 (filed on September 2, 2005); George Theall v. Host America Corp., et al., Civil Action No. 05-cv-1389 (JBA) (filed September 1, 2005); Sonia Kilgore v. Host America Corp., et al., Civil Action No. 05-cv-1435 (JBA)(filed September 12, 2005) (collectively, the “class actions”); Jonathan Destler v. Host America Corp., et al., No. 05-cv-01479 (JBA) (filed September 21, 2005); Brett Reeves v. Host America Corp. et al., Civil Action No. 05-cv-01511 (JBA) (filed September 27, 2005) (collectively, the class actions). The complaints purported to be brought on behalf of all persons who purchased our publicly traded securities between July 12, 2005 and July 22, 2005. In general, Plaintiffs alleged that our July 12, 2005 press release contained materially false and misleading statements regarding our commercial relationship with Wal-Mart. The complaints alleged that these statements harmed the purported class by artificially inflating the price of our securities and that certain defendants personally benefited from the inflated price by selling stock during the alleged class period. Plaintiffs sought unspecified damages based on alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

On September 21, 2005, as amended on September 26, 2005, the Court issued a Consolidation and Scheduling Order, consolidating the above-referenced class actions under the caption, In re Host America Securities Litigation, Civil Action No. 05-cv-1250 (JBA). On June 15, 2006, the lead plaintiff filed a Consolidated Complaint for Violations of the Securities Laws (“Consolidated Complaint”). The Consolidated Complaint, which supersedes the previously filed class action complaints, names as defendants the Company, Geoffrey W. Ramsey, David J. Murphy, Peter Sarmanian and Roger D. Lockhart, and purports to be brought on behalf of all persons who purchased our publicly traded securities between July 12, 2005 and September 1, 2005. The Consolidated Complaint is based on substantially the same allegations as the earlier filed complaints, and adds allegations based on our disclosure in May 2006 concerning the resignation of our former independent auditors. Plaintiffs seek unspecified damages based on alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Under the current scheduling order, the time for us to respond to the Consolidated Complaint is September 29, 2006.

Derivative Actions--Federal Court

We have been named as a nominal defendant in two shareholder derivative actions filed in the United States District Court for the District of Connecticut. The captions of those actions are Michael Freede v. Geoffrey Ramsey, et al., Civil Action No. 05-01326 (JBA)(filed August 19, 2005) and Joella W. Cheek v. Geoffrey Ramsey, et al., Civil Action No. 05-01326 (JBA)(filed September 13, 2005). The plaintiffs did not make presuit demand on the Board of Directors prior to filing the actions. By order dated October 20, 2005, the court consolidated the derivative actions, and administratively consolidated the derivative actions with In re Host America Securities Litigation, Civil Action No. 05-cv-1250 (JBA). On June 22, 2006, the federal derivative plaintiffs filed a Verified Amended Derivative Complaint, which names as defendants Geoffrey Ramsey, David Murphy, Anne Ramsey, Peter Sarmanian, Gilbert Rossomando, Roger Lockhart, C. Michael Horton, Nicholas M. Troiano, Patrick J. Healy, and John D’Antona, and the Company as a nominal defendant. The Verified Amended Derivative Complaint generally alleges that the defendants caused and/or permitted us to make alleged false and misleading statements about our commercial relationship with Wal-Mart in the July 12, 2005 press release. The complaint asserts causes of action for breach of fiduciary duty, gross negligence, abuse of control, gross mismanagement, breach of contract, unjust enrichment, and insider trading, and seeks an unspecified amount of damages and other relief purportedly on behalf of the Company. Under the current scheduling order, the time for the defendants to respond to the Consolidated Complaint is September 29, 2006.

Derivative Action--State Court

We have also been named as a nominal defendant in a separate derivative action filed in the Connecticut Superior Court for the Judicial District of New Haven in Bart Hester v. Geoffrey W. Ramsey, et al., filed on or about September 28, 2005 (“Hester” action). This action names as defendants Geoffrey Ramsey, David Murphy, Anne Ramsey, Peter Sarmanian, Gilbert Rossomando,

Roger Lockhart, C. Michael Horton, Nicholas M. Troiano, Patrick J. Healy, and John D’Antona. The Hester complaint contains allegations substantially similar to those of the federal derivative actions described above, and asserts six counts for breach of fiduciary duty for insider selling and misappropriation of information, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. On January 20, 2006, we and our officer and director defendants filed a motion to stay all proceedings Hester in light of the derivative actions pending in the federal court. The Superior Court granted the motion to stay on June 13, 2006. As a result, the Hester action is stayed until further order of the Court.

State Court Action

On or about May 2, 2006, 47 plaintiffs who alleged that they purchased Host America securities at artificially inflated prices in reliance on the July 12, 2005 press release brought suit in the Connecticut Superior Court for the Judicial District of New Haven, naming us as the sole defendant. Enrique Joe Contreras, et al., v. Host America Corp., Civil Action No. 402488. The Contreras complaint is based on substantially the same allegations as the federal class action complaints, and seeks damages on behalf of each of the 47 plaintiffs. The complaint asserts causes of action for fraud, fraudulent non-disclosure, fraudulent misrepresentations, negligent misrepresentation, and respondeat superior liability. On or about May 31, 2006, we removed the Contreras action to the United States District Court for the District of Connecticut, and subsequently filed a motion to consolidate that action with the In re Host America Securities Litigation. Plaintiffs have filed a motion to remand the case to state court, which we have opposed. The Court has entered an order extending the time for us to respond to the complaint until 30 days after a decision on the plaintiffs’ motion to remand.

The above actions are in early procedural stages.

In connection with the litigation described above, we have or may have obligations to indemnify present and former officers and directors from any judgments and the costs of defense of the litigation, including attorney’s fees.

We have notified Liberty Insurance Underwriters, Inc., (“Liberty”), from which we purchased policies of insurance, of the foregoing litigation. In general, the policies apply on a “claims made” basis to certain costs (including legal fees), expenses, judgments and/or settlements, subject to applicable policy limits and retentions. Liberty has advised us that it reserves its rights to deny coverage of the foregoing litigation under a claims made policy with an expiration date of July 21, 2005. To date, subject to a retention amount, Liberty has reimbursed us for certain legal fees and other costs associated with our representation and past and present Company officers and directors in connection with the litigation. Liberty has advised us that it denies coverage of the foregoing litigation under a claims-made policy with an expiration date of July 21, 2006.

SEC Investigation and Nasdaq Delisting

On July 19, 2005, the staff of the Securities and Exchange Commission’s Fort Worth Office initiated an informal inquiry into the facts and circumstances surrounding a press release issued by the Company on July 12, 2005. On July 22, 2005, the SEC issued a Formal Order of Investigation into the issuance of the press release and initiated a suspension in the trading of our securities. The

SEC investigation is still ongoing, and our current officers have responded to all SEC requests for interviews and information. A copy of the July 12, 2005 press release is attached as an exhibit to our Form 8-K filed on July 12, 2005.

On August 5, 2005, the NASDAQ Stock Market notified us that the staff of NASDAQ Listing Investigations and Listing Qualifications had determined to delist our securities based on concerns associated with the July 12, 2005 press release and pursuant to NASDAQ’s broad discretionary authority to deny continued inclusion of securities. We appealed this determination and requested a hearing before a NASDAQ Listing Qualifications Panel to review the NASDAQ staff determination. A hearing was held on September 1, 2005. On September 8, 2005, we received notice that the NASDAQ Listing Qualification Panel determined to delist our common stock and warrants. Our securities were subsequently delisted from the NASDAQ Stock Market effective with the open of business on September 12, 2005. A substantial decline in the market price of our common stock and warrants occurred from the date of the delisting to the present. Our common stock and warrants are currently traded on the OTC Bulletin Board.

OSHA Investigation

RS Services, Inc., OSHA Investigation (Denver regional office): This case concerns an industrial accident on July 11, 2006, which injured two apprentice electricians employed by RS Services, Inc. The two RS Services electricians were working as subcontractors under supervision of the general contractor performing thermographic imagery of energized electric circuits at several applications in the metropolitan Denver area. The general contractor subcontracted with RS Services to provide the electrical apprentices, who worked under the direct supervision of the general contractor electrical engineer. No managerial or other personnel of RS Services were on site. As the apprentices were installing a panel cover on an electrical circuit box, an arc flash occurred, which caused burn injuries to the apprentices.

OSHA is conducting an investigation of the accident. RS Services is cooperating in the investigation and providing a report along with other pertinent information. Preliminarily, OSHA has raised questions about whether there were deficiencies in the personal protective equipment worn by the electricians. At the conclusion of its investigation, which should take no more than six months, OSHA will conduct a closing conference with RS Services. Usually, at the closing conference OSHA will describe the apparent violations found by the investigation, followed by issuance of citations, if any. It is possible that OSHA could issue one or more citations, which could range from “other than serious,” to “serious,” to “willful” violations. A finding of a serious violation would mandate that a penalty of $1,000 per violation be assessed. Although OSHA has stated that there are preliminary questions about deficiencies in personal protective equipment, there are factual issues about whether RS Services adequately notified the electricians of the required equipment, and whether the general contractor was primarily responsible for supervision of the apprentices at the jobsite.

Ramsey Arbitration

           Geoffrey Ramsey v. Host America Corporation, 12 166 0071705.  On December 12, 2005, Geoffrey Ramsey, our former President and Chief Executive Officer, filed a Demand for Arbitration with the American Arbitration Association arising from our termination of his employment in

November of 2005.  Mr. Ramsey alleged that we terminated his employment without just cause in violation of his employment contract and, in so doing, violated the covenant of good faith and fair dealing. Additionally, he contends that under the terms of his employment contract he is entitled to severance equal to six months of his salary for each calendar year that he was employed by the Company.  The arbitration has been scheduled for November 27, 28 and 29, 2006.  We intend to vigorously defend ourselves and believe that the Arbitrator will find that just cause existed for our termination of Mr. Ramsey.

           Debra Ramsey and Anne Ramsey v. Host America Corporation, 12 160 00792 05. On December 2, 2005, a Demand for Arbitration was filed by Anne Ramsey and Debra Ramsey alleging that their employment was terminated in breach of employment agreements that they purportedly entered into with us.  Anne Ramsey is the sister of Geoffrey Ramsey and was our former Human Resource Director and currently serves on the Board of Directors and is our corporate secretary. Debra Ramsey is the wife of Geoffrey Ramsey and was our former Administrative Assistant.  We terminated both individuals on November 23, 2005.  On or about March 20, 2006, we instituted an injunction proceeding in the New Haven Superior Court to permanently enjoin this arbitration on the basis that we never authorized the employment agreements relied upon by Anne and Debra and, as such, are void. The matter is currently scheduled for trial on October 6, 2006 and the parties have agreed to hold the arbitration in abeyance pending the outcome of the State Court proceeding. We believe that we will be successful in permanently barring Anne Ramsey and Debra Ramsey from arbitrating their claims.

Other

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

PART II

ITEM 5.  MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was previously quoted on the NASDAQ Small Cap Market System under the symbol “CAFE.” As disclosed elsewhere in this report, our common stock was delisted from the NASDAQ Stock Market effective September 12, 2005. CAFE and CAFEW are currently trading on the Pink Sheets. The following table sets forth the range of high and low closing sales prices for each period indicated.

	2005		2004
	High	Low	High	Low
First Quarter	$5.45	$4.01	$6.47	$1.60
Second Quarter	$5.05	$3.85	$8.80	$5.53
Third Quarter	$4.27	$3.48	$8.72	$5.53
Fourth Quarter	$4.66	$2.92	$6.86	$4.64

Our warrants were previously quoted on the NASDAQ Small Cap Market System under the symbol “CAFEW.” As disclosed elsewhere in this report, our warrants were delisted from the NASDAQ Stock Market effective September 12, 2005. The following table sets forth the range of high and low closing sales prices for each period indicated.

	2005		2004
	High	Low	High	Low
First Quarter	$0.95	$0.52	$2.00	$0.38
Second Quarter	$0.99	$0.33	$3.40	$1.62
Third Quarter	$0.54	$0.25	$3.38	$1.55
Fourth Quarter	$1.32	$0.39	$2.11	$0.85

We had approximately $8,126,514 shareholders of record as of September 1, 2006. On September 1, 2006, the closing price of our common stock was $1.39 as listed on the Pink Sheets. We have not declared or paid any cash dividends on our common stock and presently intend to retain future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by shareholders and all equity compensation plans not previously approved by shareholders as of June 30, 2005.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	165,000(1) 441,000(2) 500,000(3) 285,078(4)	$3.15 $2.42 $5.74 $3.38	0 0 0 214,922
Equity compensation plans not approved by shareholders	12,000(5)	$5.00	0
Total	1,403,078(6)	$4.19	214,922

(1)	Issued under the Host America Corporation 1998 Stock Option Plan
(2)	Issued under the Host America Corporation 2000 Stock Option Plan
(3)	Issued under the Host America Corporation 2003 Stock Option Plan
(4)	Issued under the Host America Corporation 2005 Stock Option Plan
(5)	Issued to executive officers and directors in August 1997
(6)	Does not include 2,763,518 shares underlying outstanding warrants. The warrants were not issued pursuant to equity compensation plans.

Recent Sales of Unregistered Securities

During our fiscal year ended June 30, 2005, we issued the following securities in private transactions pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended:

Transaction Date	Amount of Securities Sold	Name of Underwriter or Placement Agent	Consideration Received	Persons or Class of Persons to Whom the Securities Were Sold	Exemptions from Registration Claimed
09/17/04	10,000 shares of common stock	None	$50,300(1)	Laurus Master Fund, Ltd.	Section 4(2) of the Securities Act of 1933, as amended
01/18/05	34,325 shares of common stock	None	$116,707(2)	Laurus Master Fund, Ltd.	Section 4(2) of the Securities Act of 1933, as amended
01/19/05	24,390 shares of common stock and note (3)	None	$200,000	C. Michael Horton	Rule 506 of Regulation D of the Securities Act of 1933, as amended
02/15/05	Warrant for 25,000 shares of common stock	None	(4)	Laurus Master Fund, Ltd.	Section 4(2) of the Securities Act of 1933, as amended
02/16/05	431,777 shares of common stock	None	(5)	Ronald R. Sparks	Rule 506 of Regulation D of the Securities Act of 1933, as amended
03/16/05	15,000 shares of common stock	None	$52,500(6)	Laurus Master Fund, Ltd.	Section 4(2) of the Securities Act of 1933, as amended
4/8/05	5,000 shares of common stock	None	$17,500(7)	Laurus Master Fund, Ltd.	Section 4(2) of the Securities Act of 1933, as amended
4/13/05	8,756 shares of common stock	None	$30,646(8)	Laurus Master Fund, Ltd.	Section 4(2) of the Securities Act of 1933, as amended
4/20/05	3,000 shares of common stock	None	$10,500(9)	Laurus Master Fund, Ltd.	Section 4(2) of the Securities Act of 1933, as amended
4/26/05	20,000 shares of common stock	None	$70,000(10)	Laurus Master Fund, Ltd.	Section 4(2) of the Securities Act of 1933, as amended
5/2/05	10,000 shares of common stock	None	$35,000(11)	Laurus Master Fund, Ltd.	Section 4(2) of the Securities Act of 1933, as amended
5/3/05	10,000 shares of common stock	None	$35,000(12)	Laurus Master Fund, Ltd.	Section 4(2) of the Securities Act of 1933, as amended
5/5/05	12,000 shares of common stock	None	$42,000(13)	Laurus Master Fund, Ltd.	Section 4(2) of the Securities Act of 1933, as amended
5/11/05	6,221 shares of common stock	None	$21,773.50 (14)	Laurus Master Fund, Ltd.	Section 4(2) of the Securities Act of 1933, as amended
6/2/05	7,000 shares of common stock	None	$24,500(15)	Laurus Master Fund, Ltd.	Section 4(2) of the Securities Act of 1933, as amended
6/6/05	5,000 shares of common stock	None	$17,500(16)	Laurus Master Fund, Ltd.	Section 4(2) of the Securities Act of 1933, as amended
6/7/05	5,200 shares of common stock	None	$18,200(17)	Laurus Master Fund, Ltd.	Section 4(2) of the Securities Act of 1933, as amended
6/10/05	10,000 shares of common stock	None	$35,000(18)	Laurus Master Fund, Ltd.	Section 4(2) of the Securities Act of 1933, as amended
6/13/05	8,029 shares of common stock	None	$28,101.50(19)	Laurus Master Fund, Ltd.	Section 4(2) of the Securities Act of 1933, as amended
6/17/05	37,037 shares of common stock and note(20)	None	$200,000	Patrick Healy	Rule 506 of Regulation D of the Securities Act of 1933, as amended
6/23/05	21,098 shares of common stock and note(21)	None	$100,000	C. Michael Horton	Rule 506 of Regulation D of the Securities Act of 1933, as amended

(1)
On September 17, 2004, Laurus Master Fund, Ltd. exercised its right to receive shares of our common stock in payment of both principal and interest due pursuant to the terms of the securities purchase agreement. Accordingly, we issued 10,000 shares of common stock at the initial “Fixed Conversion Price” of $5.03 per share, in lieu of cash consideration, for payment of $30,000 of principal and $20,300 of interest on the Laurus Note A.

(2)
On January 18, 2005, Laurus Master Fund, Ltd. exercised its right to receive shares of our common stock in payment of both principal and interest due pursuant to the terms of the securities purchase agreement. Accordingly, we issued 34,325 shares of common stock at $3.40 per share, in lieu of cash consideration, for payment of $99,032 of principal and $17,675 of interest on the Laurus Note A.

(3)
On January 19, 2005, we issued and sold one unit at $200,000, consisting of 24,390 shares of common stock and one 7.5% unsecured convertible promissory note in the face amount of $100,000, in a private placement to C. Michael Horton, a current member of our Board of Directors. The outstanding principal balance due on the promissory note is convertible at the election of the holder into shares of our common stock at anytime after January 19, 2006 at $4.10 per share. The promissory note is due and payable on January 19, 2007. The offer and sale was made by our officers and directors and no commission or other remuneration was paid in connection with the private placement. The gross proceeds from the offering were $200,000.

(4)
On February 15, 2005, we entered into Amendment No. 1 and Consent with Laurus Master Funds, Ltd. In connection with the Amendment Agreement and as partial consideration for entering into the Amendment Agreement, we issued to Laurus Master Funds, Ltd. a common stock purchase warrant for 25,000 shares of our common stock exercisable through June 23, 2014 at an exercise price of $5.98 per share.

(5)
On February 16, 2005, in connection with the RS Services merger, we issued 431,777 shares of restricted common stock to Ronald Sparks, the president and sole shareholder of RS Services, in consideration for all of the issued and outstanding shares of RS Services’ common stock.

(6)
On March 16, 2005, Laurus Master Fund, Ltd. exercised its right to receive shares of our common stock in payment of principal due pursuant to the terms of the securities purchase agreement. Accordingly, we issued 15,000 shares of common stock at $3.50 per share, in lieu of cash consideration, for payment of $52,500 of principal on the Laurus Note A.

(7)
On April 8, 2005 Laurus Master Fund, Ltd. exercised its right to receive shares of our common stock in payment of principal due pursuant to the terms of the securities purchase agreement. Accordingly, we issued 5,000 shares of common stock at $3.50 per share, in lieu of cash consideration, for payment of $17,500 of principal on the Laurus Note A.

(8)
On April 13, 2005, Laurus Master Fund, Ltd. exercised its right to receive shares of our common stock in payment of interest due pursuant to the terms of the securities purchase agreement. Accordingly, we issued 8,756 shares of common stock at $3.50 per share, in lieu of cash consideration, for payment of $30,646 of interest on the Laurus Note A.

(9)
On April 20, 2005, Laurus Master Fund, Ltd. exercised its right to receive shares of our common stock in payment of principal due pursuant to the terms of the securities purchase agreement. Accordingly, we issued 3,000 shares of common stock at $3.50 per share, in lieu of cash consideration, for payment of $10,500 of principal on the Laurus Note A.

(10)
On April 26, 2005, Laurus Master Fund, Ltd. exercised its right to receive shares of our common stock in payment of principal due pursuant to the terms of the securities purchase agreement. Accordingly, we issued 20,000 shares of common stock at $3.50 per share, in lieu of cash consideration, for payment of $70,000 of principal on the Laurus Note A.

(11)
On May 2, 2005, Laurus Master Fund, Ltd. exercised its right to receive shares of our common stock in payment of both principal and interest due pursuant to the terms of the securities purchase agreement. Accordingly, we issued 10,000 shares of common stock at $3.50 per share, in lieu of cash consideration, for payment of $25,433.18 of principal and $9,566.82 of interest on the Laurus Note A.

(12)
On May 3, 2005, Laurus Master Fund, Ltd. exercised its right to receive shares of our common stock in payment of principal pursuant to the terms of the securities purchase agreement. Accordingly, we issued 10,000 shares of common stock at $3.50 per share, in lieu of cash consideration, for payment of $35,000 of principal on the Laurus Note A.

(13)
On May 5, 2005, Laurus Master Fund, Ltd. exercised its right to receive shares of our common stock in payment of principal pursuant to the terms of the securities purchase agreement. Accordingly, we issued 12,000 shares of common stock at $3.50 per share, in lieu of cash consideration, for payment of $42,000 of principal on the Laurus Note A.

(14)
On May 11, 2005, Laurus Master Fund, Ltd. exercised its right to receive shares of our common stock in payment of interest due pursuant to the terms of the securities purchase agreement. Accordingly, we issued 6,221 shares of common stock at $3.50 per share, in lieu of cash consideration, for payment of $21,773.50 of interest on the Laurus Note A.

(15)
On June 2, 2005, Laurus Master Fund, Ltd. exercised its right to receive shares of our common stock in payment of principal pursuant to the terms of the securities purchase agreement. Accordingly, we issued 7,000 shares of common stock at $3.50 per share, in lieu of cash consideration, for payment of $24,500 of principal on the Laurus Note A.

(16)
On June 6, 2005, Laurus Master Fund, Ltd. exercised its right to receive shares of our common stock in payment of principal pursuant to the terms of the securities purchase agreement. Accordingly, we issued 5,000 shares of common stock at $3.50 per share, in lieu of cash consideration, for payment of $17,500 of principal on the Laurus Note A.

(17)
On June 7, 2005, Laurus Master Fund, Ltd. exercised its right to receive shares of our common stock in payment of principal pursuant to the terms of the securities purchase agreement. Accordingly, we issued 5,200 shares of common stock at $3.50 per share, in lieu of cash consideration, for payment of $18,200 of principal on the Laurus Note A.

(18)
On June 10, 2005, Laurus Master Fund, Ltd. exercised its right to receive shares of our common stock in payment of both principal and interest due pursuant to the terms of the securities purchase agreement. Accordingly, we issued 10,000 shares of common stock at $3.50 per share, in lieu of cash consideration, for payment of $669.64 of principal and $34,330.36 of interest on the Laurus Note A.

(19)
On June 13, 2005, Laurus Master Fund, Ltd. exercised its right to receive shares of our common stock in payment of principal pursuant to the terms of the securities purchase agreement. Accordingly, we issued 8,029 shares of common stock at $3.50 per share, in lieu of cash consideration, for payment of $28,101.50 of principal on the Laurus Note A.

(20)
On June 17, 2005, we issued 37,037 shares of common stock and an 8.5% per annum, unsecured, convertible promissory note with a face amount of $100,000 to Mr. Patrick Healy, a current director. Mr. Healy purchased the unit for $200,000. The note is due and payable on June 16, 2007 or convertible at anytime, in whole or in part, into shares of common stock at $2.70 per share.

(21)
On June 23, 2005, we issued 21,098 shares of common stock and an 8.5% per annum, unsecured, convertible promissory note with a face amount of $50,000 to Mr. C. Michael Horton, a current director. Mr. Horton purchased the unit for $100,000. The note is due and payable on June 22, 2007 or convertible after June 22, 2006 in whole or in part, into shares of common stock at $2.37 per share.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes thereto in Item 8 of this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report.

SELECTED FINANCIAL INFORMATION
	Year ended June 30,
	2005	Restated 2004	2003	2002	2001
	(in thousands, except per share data)
Net revenues	$30,794	$24,935	$23,432	$24,370	$21,636

Income (loss) from operations	(8,086)	(11,332)	(326)	380	233
Income (loss) from continuing operations before income taxes	(9,624)	(12,462)	(692)	106	2
Provision (benefit) for income taxes	39	55	29	(36)	45

Net income (loss)	(9,663)	(12,861)	(640)	70	(43)
Net income (loss) applicable to common stockholders	(9,695)	(13,290)	(640)	70	(43)
Income (loss) from continuing operations per share	$(2.22)	$(3.47)	$(0.33)	$.04	$(0.03)
Net income (loss) per share:
Basic and Diluted	$(2.22)	$(3.56)	$(0.29)	$0.04	$(0.03)

Weighted average common shares used in computing net income (loss) per share:
Basic and Diluted	4,375	3,726	2,178	1,644	1,325

	Year ended June 30,
	2005	2004	2003	2002	2001
Total assets	$12,754	$15,691	$11,191	$11,575	$8,983
Total long-term liabilities, less current portion	8,755	9,392	2,045	57	110

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes thereto in Item 8 of this report. Certain statements set forth below under this caption constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform of 1995. Refer to the “Cautionary Statement about Forward Looking Statements” preceding Item 1 of this report. Also for a discussion of certain risk factors applicable to our business and operations, see “Risk Factors” in Item 1A of this report.

Executive Summary

We are an outsource provider of food service management and energy management conservation. Host Business Dining and Lindley Food Service comprise our food service division and RS Services comprises our energy management division.

In 2000, we started building an organization that provided solutions to the needs of large businesses and institutions. The two operating divisions either have locations or clients in the following states: Connecticut, Indiana, Massachusetts, New Hampshire, New Jersey, New York, Oklahoma, Rhode Island and Texas.

We utilize sophisticated technologies in our management services and energy conservation products and systems. These products and systems enable us to design solutions to problems and develop cost reduction answers for building owners and managers. We employ a professional sales and marketing force that services both national and individual accounts and is headed up by a management team that has many years experience in food service and energy conservation management.

Results of Operations

Note: Our results for 2004 and 2003 have been reclassified to reflect the SelectForce subsidiary as discontinued operations. We sold all of our shares in SelectForce, a wholly-owned subsidiary, our employment screening segment. We decided to sell SelectForce in order to concentrate resources on our energy management division. The results for 2004 were also restated as explained in Note 1 to the consolidated financial statements.

For the Year Ended June 30, 2005 (“2005 period”) vs. the Year Ended June 30, 2004 (“2004 period”)

Net revenues for the fiscal year ended June 30, 2005 were $30,793,836 as compared to $24,935,307 for the year ended June 30, 2004, an increase of $5,858,529 or approximately 23%. The increase in net revenues was primarily attributable to the inclusion of the recent RS Services energy management acquisition which contributed approximately $3.2 million. Our energy management division currently consists primarily of contract service work. Our new and innovative test-market product consists of a computerized controller capable of reducing energy consumption on florescent lighting systems. The increase in energy efficiency can reduce repairs and maintenance expenses by prolonging the life of a customers’ equipment. We anticipate future growth with our energy management operations directly related to this technology. Lindley had a revenue increase of approximately $2.4 million primarily due to the acquisition of the assets of FoodBrokers. The majority of Lindley’s work is done on a contract basis with terms ranging from one to five years; the summer food programs are as short as eight weeks. Most contracts are secured through a competitive bidding process, however, food quality, service and other factors may also enter into the decision making process. We expect to increase our revenue and operational focus during the next fiscal year primarily through the anticipated growth of our energy management operations and its underlying technology.

Total operating costs and expenses were $38,879,614 for the 2005 period as compared to $36,267,107 for the 2004 period, an increase of $2,612,507 or approximately 7%. Increases in operating expenses during the 2005 period is largely attributable to the cost of revenues associated with the increase in top line revenue growth, partially offset by a reduction in non-cash impairment charges of the Company’s intangibles and goodwill. Gross margins remained overall stable for both food service businesses. However, additional expansion costs as an accompanying cost of revenue was experienced with the introduction of RS Services. The impairment charge incurred in 2005 and 2004 focused on the valuation of the existing businesses by an independent valuation firm and resulted in a non cash charge of $3,695,024 and $9,566,042 respectively. Impairment of both goodwill and intangibles were experienced in both the Lindley food service and the energy management divisions. Goodwill reflected in the RS Services acquisition initially was anticipated to reflect the growth potential seen from the marketing rights to the initial energy controller. Our initial estimations of revenue and cash flows were delayed as a result of the subsequent corporate issues and integrating the synergistic opportunities between GlobalNet and RS Services. GlobalNet subsequently merged into RS Services, and RS Services became the surviving entity. Therefore, support for the initial acquired technology based on estimated future cash flows was deemed impaired based on a discounted cash flow basis. However, our energy management division has currently augmented its approach to a more effective business plan and incorporated and progressed into new technology and more efficient designs for our energy conservation systems. Our agreement with Pyramid Technologies (see note 20) to foster technology and applications for our products will provide a renewed basis of unique product lines that we can offer in the energy conservation arena. As our unitized meals were tested for impairment, the reflected fair value approach impacted the intangibles for the division. Accordingly, a full impairment of our customer lists was required to substantiate the current fair value of the equity in the unitized meals division.

The incremental cost of revenues of the FoodBrokers asset acquisition at Lindley of approximately $1.6 million also contributed to the increase in cost of revenues. Additionally, we incurred an increase of labor costs associated with the cost of revenue of approximately $1.0 million. Selling, general and administrative costs increased approximately $2.8 million, largely the result of the RS Services acquisition.

Our cost of revenues represent the cost of food and paper products, job materials for energy installations, direct labor, costs for electrical products, various business dining unit related costs and the cost of shipping our products to our customers. Our cost of revenues as a percentage of net sales was approximately 88% in 2005 and 86% in 2004. Our food service operations experienced pass-through price increases in food and paper products purchases and we expect this trend to continue; moreover, we cannot predict if any weather, economic conditions or other factors will have a significant impact on future food supplies and prices. Since our energy management operations are in the early stages, its cost of revenues was significantly higher as a percentage of net sales and negatively impacted our margin for 2005. We believe our energy management division will provide more favorable margins in the future, and we expect to continue to focus our efforts within energy management.

Selling, general and administrative expenses consist primarily of management and clerical salaries, legal, accounting and other professional fees, liability insurance, facility rental, repairs, maintenance, utilities, commissions and various other costs. Selling, general and administrative expenses were $7,366,602 in the 2005 period as compared to $4,561,643 during 2004, an increase of $2,804,959 or approximately 62%. The large increase is primarily attributable to the inclusion of RS Services and the increased usage of legal and professional services. Impairment charges in the 2005 period reflect the write down of Lindley goodwill from the FoodBrokers acquisition of $1,102,056 and the write-down of energy management goodwill of $2,592,968. The impairment resulted from the aggregate earnings based valuation analysis of forecasted discounted net cash flows which did not exceed the carrying value of the net assets. This is attributable to the sales and net income growth forecasted not exceeding the cash flow discount rate. Although our energy management sales have been forecasted to increase approximately 10% to 15% year over year, the earnings based analysis utilized a required return that exceeded the increase in sales.

Our research and development costs include the amount charged in fiscal 2005 for Pyramid Technologies of $50,000 to develop our new generation of technology with our light controller for our energy management operations. Future research and development costs will include payments to Pyramid for delivery of a prototype unit of $100,000, $100,000 for a pilot unit, and $100,000 when a unit is ready for delivery to a customer. Additionally, Pyramid will be compensated $250,000 initially, and will be paid four additional monthly payments of $50,000 each. We anticipate these cash outflows to be incurred in fiscal 2006. As incentive for timely completion, we will also grant 175,000 stock options to Pyramid, which includes a vesting schedule that expires 15 months subsequent to the acceptance date of the proposal which commenced in June 2005.

The recognition of the Laurus warrant liability resulting from the application of EITF Issue No. 00-19 “Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock” required us to record the effects of implementing the Black Scholes method of valuing the warrant liability. The non cash gain on the fair value of the warrant liability was $1,082,757 as compared to a non-cash loss of $552,103 in Fiscal 2004.

Amortization of debt discount was $1,108,714 for the 2005 period as compared to $169,661 for the 2004 period. This increase is a result of the additional private placements of subordinated debt and Laurus debt incurred in 2005. Amortization of deferred financing costs was $593,787 for the 2005 period as compared to $58,648 for the 2004 period. This increase is a result of the financing costs associated with Laurus debt. Interest expense increased by $560,649 for the year ended June 30, 2005 when compared to the 2004 period. The increase in interest expense is a result of the inclusion of the Laurus debt for a full fiscal year. We anticipate our interest expense to decrease in the 2006 fiscal year as a result of the Laurus debt being fully converted into equity in July 2005. However, a non-cash related charge of approximately $2.7 million will be reflected in the first quarter 2006 associated with the write off of the beneficial conversion and debt discount of approximately $1.7 million and the unamortized and deferred financing charges of approximately $1.0 million.

We incurred a net loss of $9,663,155, after a provision for income taxes of $39,000 for the year ended June 30, 2005, as compared to a net loss of $12,860,893 for the year ended June 30, 2004. There was a $55,000 provision for income taxes in the 2004 period. The 2005 increases in non-cash charges such as an impairment charge, amortization of the debt discount and the amortization of deferred financing charges, as well as the increased interest expense resulting from the Company’s obligations in 2005, significantly reduced the favorable impact of our revenue growth. We expect to increase revenues and profitability through the continued expansion of our energy management operations; improving cost efficiencies through economies of scale and the anticipated growth of its RS Services subsidiary. In addition, as a result of the subsequent event of the conversion of the Laurus debt into equity in July 2005 as mentioned earlier, we will experience a significant reduction in interest expense but has incurred a one time non-cash charge of approximately $2.7 million in the first quarter of 2006.

For the Year Ended June 30, 2004 (“2004 period”) vs. the Year Ended June 30, 2003 (“2003 period”)

Net revenues for the fiscal year ended June 30, 2004 excluding the results of the discontinued operations of SelectForce were $24,935,307 as compared to $23,432,806 for the year ended June 30, 2003. Accordingly, revenues increased $1,502,501 or approximately 6%. The increase in net revenues was primarily attributable to an increase in Host business dining revenues of approximately $1.3 million. The business dining improvement was attributable to the opening of several business dining units during 2004 and an increase in client catering. These business units opened in 2004 generated approximately $2.1 million of incremental revenue, being partially offset by corporate dining accounts that were outbid during the 2004 fiscal year of approximately $819,000. Continued dining locations served during 2004 incrementally increased approximately $22,000. Lindley had a revenue increase of approximately $176,000, primarily due to the Florida and Massachusetts locations which it only operated for a short period of time during fiscal 2003. The increase in Lindley revenue generated by these locations was mostly offset by the loss of several accounts in Connecticut and the closing of its shelf stable meal operation in Texas in December 2002. Lindley decided to close the Texas location due to its low margins and operating losses. The majority of Lindley’s work is done on a contract basis with terms ranging from one to five years—the summer food programs are as short as eight weeks. Most contracts are secured through a competitive bidding process, however, food quality, service and other factors may also enter into the decision making process. Lindley was the successful bidder on the Florida contract and was approached by the Massachusetts agency after the incumbent food service provider had given notice that it no longer wanted the business. Lindley successfully negotiated with the Massachusetts agency and was awarded the contract on an emergency basis for one year and subsequently, received a six month extension. During the six month extension period, Lindley was the successful bidder and has been awarded a three year contract by this agency. Lindley was also recently named the successful bidder on another Massachusetts agency’s senior feeding program and will operate both of these contracts out of the same facility. The business Lindley lost in Connecticut was due to the fact that it was unsuccessful in the competitive bidding process for the renewal of these contracts. Due to the fact that most of Lindley’s business is awarded as a result of this competitive bidding process, Lindley cannot predict if it will be successful in securing new contracts or renewing existing ones. The balance of the overall revenue increase was generated by GlobalNet, which had sales of approximately $58,000 for the 2004 period.

Total operating costs and expenses excluding the results of the discontinued operations of SelectForce were $36,267,107, for the 2004 period as compared to $23,759,052 for the 2003 period, an increase of $12,508,055 or approximately 53%. The large increase in operating expenses during the 2004 period includes a charge of $9,566,042 for the full impairment of GlobalNet acquired goodwill and Fansaver Patent, and the full impairment of all Lindley intangibles, including customer lists and acquired goodwill. Our cost of revenues represent the cost of food and paper products, labor, electrical products, various business dining unit related costs and the cost of shipping our products to our customers. Our cost of revenues as a percentage of net sales, was approximately 85% in the 2004 and 2003 periods. Our food service operations did not experience any significant price increases in food and paper products purchases and we expect this trend to continue; however, we cannot predict if any weather conditions or other factors will have a significant impact on future food supplies and prices.

Selling, general and administrative expenses consist primarily of management and clerical salaries, legal, accounting and other professional fees, liability insurance, facility rental, repairs, maintenance, utilities, commissions and various other costs. Selling, general and administrative expenses excluding the results of the discontinued operations of SelectForce were $4,561,643 in the 2004 period as compared to $3,367,525 during 2003, an increase of $1,194,118 or approximately 35%. The large increase is primarily attributable to the operations from GlobalNet. Additionally, the 2004 period incurred $101,880 in research and development costs for the GlobalNet operation.

Interest expense increased by $68,193 for the year ended June 30, 2004 when compared to the 2003 period, excluding the results of the discontinued operations of SelectForce. The increase in interest expense is a result of the payment of approximately $234,000 of interest on the subordinated debt which was partially offset by lower interest costs on the bank debt due to the pay off of the term and demand notes on February 13, 2004. Amortization of debt discount on the warrants attached to the subordinated debt was $169,661 for the 2004 period as compared to $43,400 for the 2003 period. This increase is a result of the first private placement of subordinated debt for a full year in 2004 as compared to only six months in 2003. In addition, we had a second private placement of subordinated debt in 2004 and incurred amortization charges applicable to the related debt.

We incurred a net loss of $12,860,893, after provision for income taxes of $55,000 for the year ended June 30, 2004, as compared to a net loss of $640,158 for the year ended June 30, 2003. There was a $29,000 provision for income taxes in the 2003 period. The large net loss in the 2004 period was primarily a result of the full impairment of both Lindley and GlobalNet intangible assets and goodwill. Additionally, GlobalNet results incurred a net loss of approximately $4.6 million. The net loss during 2003 included an impairment charge of $121,000 and bank and related fees of $261,594. Income (loss) from the discontinued SelectForce segment was ($344,181) and $80,959 for the fiscal years ended June 30, 2004 and 2003, respectively.

Liquidity and Capital Resources

The following is our contractual obligations as of June 30, 2005:

	Payments due by period:
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Contractual Obligations:
Long term debt obligations	$12,455,373	$ 2,077,296	$7,680,744	$2,690,990	$6,343
Operating lease obligations	2,020,411	663,151	952,823	404,437	-
Purchase obligations	550,000	550,000	-	-	-

We have experienced recurring losses and cash outflows from operating activities, and our involvement in numerous litigations. We plan to improve profitability through the continued focus and promotion of our energy management segment. We also plan to continue our efforts to identify ways of reducing costs and to increase liquidity through additional equity or other financing. The continued funding and the operational initiatives are expected to further enhance our cash flow.

We have been subject to an SEC investigation and have been named defendant in numerous litigations, including shareholder lawsuits. If an adverse ruling in any or all of these legal matters occurs, we may be forced to either restructure operations, sell assets, or take other necessary and appropriate matters that could potentially limit our ability to continue operations.

In 2005, we were dependent on debt and equity financing to fund operations, product development, working capital and acquisitions specifically with Laurus subordinated debt and private placements. As disclosed elsewhere, in July 2005, Laurus exercised its right to convert to equity the outstanding debt held by Host. Liabilities of approximately $6.7 million were converted into equity and we received approximately $1.8 million from the exercise of the warrants and received approximately $1.6 million from the balance of the restricted cash account.

We have experienced cash utilization in fiscal 2005 of $2,860,685. This has been mainly attributable to net cash used in operating activities from continuing operations of $4,653,950 and financing activities from continuing operations of $707,949 being offset by net cash provided by investing activities from continuing operations of $2,365,427. We have experienced a significant increase in our operating accounts receivable in 2005 as a result of outstanding billings at year end with our subsidiary RS Services. Our net cash used in financing activities were associated with principal payments of the Laurus debt partially offset by proceeds from debt and common stock offerings. Investing activities consisted of a decrease in Laurus Master Funds restricted cash account and proceeds from the sale of the discontinued segment SelectForce, being partially offset by equipment purchases and cash used for the purchase of FoodBrokers and RS Services.

Net cash flows for the year ended June 30, 2004 resulted in an increase in cash of $3,875,912, which was primarily attributable to the proceeds received from the Laurus Master Funds debt financing, the issuance of the subordinated notes and the sale of preferred and common stock, net of equipment purchases, acquisition and patents costs, debt reduction and cash used in operating activities. Operating activities resulted in a net cash outflow of $2,120,152. This was primarily the result of the large net operating loss and a net decrease in our operating assets and liabilities. Net cash used in investing activities of $4,609,378 was primarily attributable to the placement of $4,000,000 from Note B of the Laurus Master Funds financing into a restricted cash account, equipment purchases, the GlobalNet acquisition costs, net of cash received and the purchase of the Fan Savers’ patents. Host’s financing activities resulted in a net cash inflow of $10,008,957 as a result of the Laurus Master Fund Ltd. debt financing and the common, preferred stock and subordinated debt proceeds, net of principal payments on long-term debt.

Net cash flows for the year ended June 30, 2003 resulted in a decrease in cash of $73,383, which was primarily attributable to the purchase of property and equipment, and the reduction of accounts payable, accrued expenses and bank debt, net of private placement and equipment proceeds. Cash flows used in operations for the year ended June 30, 2003 were $23,021. The net loss for 2003 was mostly offset by non-cash charges to depreciation, amortization and goodwill impairment. Cash used in investing activities of $67,284 was a result of equipment purchases of $205,224 net of proceeds from the sale of equipment of $137,940. Cash used in financing activities of $106,185 was due to the payment of deferred finance charges of $129,121 and net principal payments on long-term debt and the revolving line of credit of $439,064 and $1,013,000, respectively. These charges were net of private placement proceeds of $1,475,000.

We anticipate continued cash outflows in fiscal 2007 relating from attorneys fees associated with the current lawsuits filed against us as well as potential settlements that could negatively impact our cash flow. As we are named in various class action suits and are fully cooperating with the SEC investigation, we can experience additional cash outflows associated with these matters. As these actions are in preliminary stages, we are not currently able to measure the timing or the effect of the potential future cash outflow, nor are able to measure the extent of our insurance to adequately cover these potential outflows. See“Risks Related to Host-Generally.”

Additional cash outflows are expected in research and development, as we further progress into new technology and more efficient designs for our energy conservation systems. Our agreement with Pyramid Technologies to foster technology driven results and applications for our products will provide a basis of unique product lines that we can offer in the energy conservation arena. With the convergence of our new technology coupled with the recent marketing efforts with the new and innovative light controller, and the execution of the business plan initiative, we believe that we can continue to grow and develop our energy management business and target new markets within the energy conservation industry.

Our liquidity as evidenced by our current ratio has decreased. The current ratio at June 30, 2005 and June 30, 2004 was 1.1 and 2.5, respectively. The net proceeds received from the Laurus debt financing of $1.6 million, which is recorded in a restricted cash account, had been classified in current assets in the accompanying consolidated balance sheet as of June 30, 2005 as a result of the subsequent conversion of the Laurus debt in July 2005. We also have recorded the related receivables and payables of the RS Services acquisition and recorded all Laurus debt as long term. We have also recorded an inventory obsolescence charge of $123,844.

On August 5, 2003, the Board of Directors authorized and approved the designation, issuance and sale of Series B convertible preferred stock. On August 11, 2003, we privately offered and sold 266,667 shares of the Series B stock to an individual investor for an aggregate purchase price of $400,000, or $1.50 per share. The Series B stock has various preferences and conversion rights, including the right to receive a cumulative distribution at the rate of 8% per share per annum, payable semi-annually on or before the last day of our fiscal quarters ending December 31 and June 30. Accordingly, we recorded a $32,000 and $28,800 dividend liability in accrued expense which has been reflected as an increase to the accumulated deficit during the fiscal year ended June 30, 2005 and 2004, respectively. Furthermore, the Series B stock is convertible for a period of 5 years from the issue date into shares of our common stock according to the conversion ratio set forth in the articles of amendment to the articles of incorporation of Host America Corporation, which were filed with the Colorado Secretary of State on August 11, 2003. The articles of amendment also set forth other preferences, conversion and other rights, voting powers, limitations as to distributions and qualifications of the Series B stock. A beneficial conversion feature that is analogous to a dividend on the Series B stock is recorded at $400,000, and therefore has been reflected as an increase to the accumulated deficit and additional paid-in capital and an increase in the net loss applicable to common stockholders during the fiscal year ended June 30, 2004.

We issued 77,750 shares of common stock for options exercised during the fiscal year ended June 30, 2004. We received $167,206 in gross proceeds from these options, which were exercised at various prices ranging from $2.00 to $2.69 per share.

We issued 46,240 shares of common stock in connection with the exercise of non-publicly traded warrants during the fiscal year ended June 30, 2004. We received $179,980 in gross proceeds from these warrants, which were exercised at $2.00 and $5.50 per share.

On October 1, 2003, we commenced a private placement offering of 500,000 shares of our common stock at a purchase price of $5.00 per share. The shares were offered and sold on a best efforts basis by our officers and directors and by a licensed NASD broker-dealer. We paid the selling agent a commission of 10% of the gross proceeds from the shares it sold. In addition, for every ten shares of common stock sold, the selling agent received one warrant to purchase one share of common stock at $5.50 per share, exercisable for a period of five years. The selling agent received 48,500 warrants based on the 485,000 shares of stock it sold. A registered representative of the selling agent is a major shareholder of the Company. Our officers and directors also offered and sold shares, but no commissions or other remuneration were paid to these individuals. We placed all 500,000 shares of the private placement with twenty-four accredited investors and received $2,500,000 in gross proceeds from the offering. We paid $242,500 to the selling agent for commissions in connection with the 485,000 shares that were sold by the selling agent. We also incurred other expenses in connection with this offering of $42,283.

On January 8, 2004, we commenced a private placement offering of $2,000,000 or eighty units at $25,000 per unit. We received $2,000,000 in gross proceeds from this offering. Each unit consisted of one 7.5% unsecured promissory note in the amount of $25,000 due January 31, 2009 and 7,500 warrants to purchase our common stock at an exercise price of $10.00 per share, exercisable from December 31, 2004 until January 31, 2009. Interest will accrue from the date of issuance, payable semi-annually on June 30 and December 31. The units were offered and sold on a “best efforts” basis by our officers and directors and by a licensed NASD broker-dealer. We paid the selling agent a commission of 10% of the gross proceeds from the units sold by it. A registered representative of the selling agent is a major shareholder of the Company. Our officers and directors also offered and sold units, but no commissions or other remuneration were paid to these individuals. We used $1,310,000 of the note proceeds to repay its demand and term notes payable obligations and paid $192,500 to the selling agent for commissions in connection with the 77 units that were sold by it. The selling agent also received 57,750 warrants to purchase our common stock at an exercise price of $10.00 per share, exercisable from December 31, 2004 until January 31, 2009. These notes are subordinate to our borrowings under our securities purchase agreement with Laurus.

On June 23, 2004, we entered into a securities purchase agreement with Laurus Master Fund, Ltd. We issued Laurus a secured convertible term Note A due June 23, 2007 in the principal amount of $4,000,000. We also issued Laurus a secured convertible term Note B due June 23, 2007 in the amount of $4,000,000 which proceeds had been placed in a restricted cash account under the sole dominion of Laurus. The restricted cash was to be released: as principal was converted into common stock; upon presentation of assets acceptable to Laurus for which Laurus would have a first priority lien; and in an amount up to 50% of gross revenues to be earned from a customer upon delivery of customer contracts/purchase orders satisfactory to Laurus. In addition, we also issued a ten-year common stock purchase warrant, entitling Laurus to purchase 300,000 and 150,000 shares of common stock at $5.98 and $6.23 per share, respectively. We recorded the fair value of the 450,000 warrants issued and the beneficial conversion feature of the note as debt discount in the amount of $2,606,107. This discount was being amortized over the period of the related debt. The remaining $1,721,498 was written off in July 2006 when the remaining debt converted.

On January 19, 2005, in consideration of $100,000 from Mr. C. Michael Horton, a current director, we issued an unsecured convertible promissory note with a gross face amount of $100,000 at 7.5% interest with a due date of January 19, 2007. From January 19, 2006 through January 29, 2007, Mr. Horton will have the option of having us pay off the $100,000 unsecured convertible promissory note by issuing 24,390 shares of common stock. In addition, on January 19, 2005, in consideration of $100,000 from C. Michael Horton, we issued 24,390 shares of common stock. Our officers and directors did not receive any commission or other remuneration for shares sold by them.

On June 17, 2005, we issued 37,037 shares of common stock and an 8.5% per annum, unsecured, convertible promissory note with a gross face amount of $100,000 to Mr. Patrick Healy, a current director. Mr. Healy purchased the unit for $200,000. The note is due and payable on June 16, 2007 and is convertible after one year, in whole or in part, into shares of common stock at $2.70 per share.

On June 23, 2005, we issued 21,098 shares of common stock and an 8.5% per annum, unsecured, convertible promissory note with a gross face amount of $50,000 to Mr. C. Michael Horton. Mr. Horton purchased the unit for $100,000. The note is due and payable on June 22, 2007 or convertible after June 22, 2006 in whole or in part, into shares of common stock at $2.37 per share.

In July 2005, Laurus exercised its right to convert its notes into 1,502,885 shares of our common stock at conversion prices of $3.50, $5.03 and $5.48 and exercised a total of 303,038 warrants at $5.98 per share. Liabilities of approximately $6.7 million were converted into equity and we received approximately $1.8 million from the exercise of the warrants. In addition, on July 13, 2005, H.C. Wainwright & Co., the placement agent that assisted us in the Laurus financing, and three of its principals exercised their warrants through a cashless exercise option. Accordingly, 76,597 shares were issued at a conversion price of $4.70.

On February 17, 2006, we closed a private placement of 440,000 shares of common stock and 132,000 common stock purchase warrants to a limited number of accredited investors. The securities were sold at a price of $1.25 per share for aggregate proceeds of approximately $550,000. The warrants are exercisable for an indefinite period from closing at an exercise price of $1.75 per share.

On March 8, 2006, RS Services accepted a purchase order from Power Reduction Services for 333-100 amp light controllers on a “ready to ship” basis. This order provides for an initial deposit of $100,000 and two subsequent deposits contingent upon product availability of $125,000 and $150,000 extending 120 days after initial order date.

On July 5, 2006, we completed the private placement of $350,000 aggregate principal amount of secured promissory notes with five individuals within the Company, including certain officers and directors of the Company, and entered into a security agreement with respect to the notes.  The notes bear interest at the rate of ten percent per annum and may be prepaid in whole or in part at any time without penalty, but in no event later than 180 days from the date of issuance. The final maturity date of the notes shall be 180 days from July 5th, on which date the entire indebtedness evidenced by the notes, including, without limitation, the unpaid principal balance and unpaid interest accrued thereon, shall be due and payable.

On July 31, 2006, we closed a private placement of 500,000 shares of common stock and 150,000 common stock purchase warrants to a limited number of accredited investors.  The securities were sold at a price of $1.00 per share for aggregate proceeds of $500,000.  The warrants are exercisable for an indefinite period from closing at an exercise price of $1.75 per share. The offer and sale was made by the Company’s officers and directors and no commissions were paid in connection with the transaction.

The Company’s Independent Registered Public Accounting Firm have issued their report dated September 1, 2006 that includes an explanatory paragraph stating the Company’s recurring losses, negative cash flows from operations, stockholders’ deficiency at June 30, 2005 and significant litigation raises substantial doubt about the entity’s ability to continue as a going concern.

Critical Accounting Policies

Our consolidated financial statements include the accounts of the Company and all of its consolidated subsidiaries. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments, including those related to the impairment of long-lived assets, on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies are disclosed in the notes to our consolidated financial statements. The following represent certain critical accounting policies that require us to exercise our business judgment or make significant estimates:

Warrant, Conversion and Registration Rights Features

In connection with the Laurus transaction in June 2004, we issued convertible notes and warrants which would require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. We account for the fair value of these outstanding warrants to purchase common stock and conversion feature of the convertible notes in accordance with SFAS No. 133 “Accounting For Derivative Instruments And Hedging Activities” and EITF Issue No. 00-19 “Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock” and EITF Issue No. 5-04 “The Effect of a Liquidated Damages Clause on a Freestanding Instrument Subject to EITF Issue No. 00-19” which requires the Company to separately account for the warrants and the registration rights agreement as an embedded derivative contained in the Company’s convertible notes. Pursuant to these rulings, the Company allocated the fair value of the warrants from the convertible notes, and registration rights agreement and the convertible note is considered together as one unit under view a of EITF 5-04. The conventional convertible note was not subject to EITF 00-19. In addition, since the effective registration of the securities underlying the warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the warrants as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these warrants on its balance sheet at fair value and unrealized changes in the values of these warrants are reflected in the consolidated statement of operation as “Gain on change in fair value of warrants.” This non-cash credit totaled $1,082,757 for fiscal 2005, and a non-cash charge of $552,103 in fiscal 2004.

Acquisition Accounting/Impairment of Long-Lived Assets and Goodwill

The acquisitions of RS Services, FoodBrokers and GlobalNet had been accounted for under the purchase method of accounting for business combinations. Under the purchase method of accounting, the cost, including transaction costs, is allocated to the underlying net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of net assets acquired was recorded as goodwill for RS Services.

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

The value of our intangible assets, including goodwill, with the exception of the covenant not to compete, was fully impaired as we experienced declines in operating results. We have reviewed goodwill and other intangible assets for impairment using the guidance of applicable accounting literature. We utilized the services of an independent valuation firm to estimate the fair value relating to these acquisitions in connection with testing the related goodwill and other long-lived assets for impairment.

Depreciation and Amortization Expense

Depreciation expense is based on the estimated useful life of our assets, and amortization expense for leasehold improvements is the shorter of the lease term or the estimated useful life of the related assets. The lives of the assets are based on a number of assumptions including cost and timing of capital expenditures to maintain and refurbish the assets, as well as specific market and economic conditions. While management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of our assets.

Valuation of Deferred Tax Assets

We have established a full valuation allowance of $4,173,431 in fiscal 2005 and an allowance of $1,780,272 in 2004. SFAS 109, “Accounting for Income Taxes,” establishes financial accounting and reporting standards for income taxes, the objectives of which are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in a company’s financial statements or tax returns. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will not be able to realize our deferred tax asset in the future. When a determination is made that all, or a portion, of the deferred tax assets may not be realized, an increase in income tax expense would be recorded in that period.

Allowance for Doubtful Accounts

Our accounts receivable balance, net of allowance for doubtful accounts, was $5,190,539 as of June 30, 2005, compared with $2,709,077 as of June 30, 2004. The allowance for doubtful accounts as of June 30, 2005 was $52,495, compared with $23,000 as of June 30, 2004. The increases in the accounts receivable and allowance balances resulted from the inclusion of the FoodBrokers and the RS Services accounts. The allowance is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our revenue.

Stock Options

Estimates are required for the supplemental disclosures relating to accounting for stock based compensation. The potential impact on compensation expense resulting from a hypothetical 10% change in the expected volatility factor on all outstanding stock options would be approximately $10,000.

The fair value of options and warrants issued by the Company and all pro-forma disclosures have been determined using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0% for 2005, 2004 and 2003; expected volatility of 72% for 2005, 77% for 2004 and 60% for 2003; average risk-free interest rate of 4.2% for 2005, 4.4% for 2004 and 3.4% for 2003; and expected option holding period of 10 years for 2005, 2004 and 2003.

Options granted to non employees are accounted for under the guidelines of EITF Issue No 96-18, “Accounting for Equity Instruments that are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The accounting for non-employee options are recorded at fair value under the Black-Scholes method with the same assumptions as described above.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks related to our operations result primarily from interest rate exposure and stock price fluctuation. Our interest rate exposure relates primarily to long-term debt obligations. A significant portion of our interest expense is based upon a variable interest rate of its long term debt with Laurus Master Funds at a rate of prime plus 1% of the Laurus Note A, as discussed in Note 10 of the Notes to Consolidated Financial Statements included elsewhere herein. Host’s stock price fluctuation exposure is evidenced by the effects of the classification of the warrant liability derivative being subject to the guidance from EITF Issue No. 00-19 “Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock.” As fair value accounting is implemented, utilizing the variable of CAFE stock, the quarterly mark to market of the warrant liability derivative is subject to fluctuations in the Company’s stock price. As of July 2005, this risk was mitigated from the conversion of the Laurus debt into equity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are set forth immediately following Item 15 of this report. Our index to the consolidated statements is set forth below.

Page
Reports of Independent Registered Public Accounting Firms	F-1 - F-2

Consolidated Balance Sheets, June 30, 2005 and 2004	F-3

Consolidated Statements of Operations, Years ended June 30, 2005, 2004 and 2003	F-4

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency), Years ended June 30, 2005, 2004 and 2003	F-5 - F-6

Consolidated Statements of Cash Flows, Years ended June 30, 2005, 2004 and 2003	F-7 - F-8

Notes to Consolidated Financial Statements	F-9 - F-72

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 2, 2006, we were notified of the resignation of our independent registered public accounting firm, J.H. Cohn LLP, effective that date. Our Audit Committee Chairman accepted the resignation upon receipt of the notification and commenced a search for a new independent public accounting firm.

No report of J.H. Cohn LLP on the financial statements of the Company for the fiscal year ended June 30, 2004 contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope, or accounting principles. J.H. Cohn LLP, at the time of resignation, had not yet released a report or opinion regarding the Company’s financial statements for the fiscal year ended June 30, 2005.

J.H. Cohn LLP advised the Company that information had come to the accountant’s attention causing it to no longer be able to rely on management’s representations. Further, J.H. Cohn LLP advised that its report on the 2004 consolidated financial statements of the Company dated September 7, 2004 may no longer be relied upon. J.H. Cohn LLP advised the Audit Chairman of such non-reliance on the 2004 fiscal year report. On May 2, 2006, J.H. Cohn LLP advised the Audit Chairman that its advice is based upon the inability of the auditors to rely on management’s representations, and the need for a restatement of the 2004 financial statements. The basis for restatement exists with respect to i) the allocation and valuation of the purchase price of the acquisitions transacted in fiscal 2005 and in fiscal 2004, ii) with respect to the reclassification of the warrant liability pursuant to EITF No. 00-19, iii) with respect to the 2004 preferred stock dividend beneficial conversion adjustment, and iv) with respect to the re-audit of fiscal 2004 financial statements. On June 29, 2006, the Audit Committee of the Board of Directors of Host engaged Mahoney Cohen & Company, CPA, P.C. as the Company’s independent registered public accounting firm to audit the financial statements of the Company for the fiscal years ending June 30, 2004, 2005 and 2006, including the review of the interim periods in fiscal 2006.

During the two most recent fiscal years and through June 29, 2006, neither the Company or anyone on its behalf has consulted with Mahoney Cohen & Company, CPA, P.C. regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K. The Company provided Mahoney Cohen & Company, CPA, P.C. with a copy of this Form 8-K prior to filing it with the SEC.

ITEM 9A.  CONTROLS AND PROCEDURES.

RECLASSIFICATION OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 1 to the consolidated financial statements, we have restated the results of fiscal 2004. Our predecessor auditor had issued a statement that information had come to their attention, causing it to be no longer able to rely on managements representations, and therefore had recalled their opinion of the results of 2004. Our current auditor identified adjustments relating to the allocation of the purchase price with the GlobalNet, RS Services and FoodBrokers acquisition, to properly reflect the fair value of the issuance of debt under EITF Issue No. 00-19 “Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock,” among other restatements. Management evaluated the materiality of the correction on its consolidated financial statements using the guidelines of Staff Accounting Bulletin No. 99, “Materiality” and concluded that the effects of the restatement were material to its previously issued and subsequently recalled consolidated financial statements as well as its interim consolidated financial statements for the quarters ended March 31, 2004, December 31, 2003, as well as the interim periods in fiscal 2005. Accordingly, management concluded that it would restate our previously issued and subsequently recalled 2004 annual consolidated financial statements as well as our interim consolidated financial statements for the quarters ended March 31, 2004, December 31, 2003 and interim fiscal 2005 periods.

Evaluation of disclosure controls and procedures

We are responsible for maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-12(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report and concluded that such controls and procedures were not effective. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based upon the application of management’s judgment.

In the course of the monthly and quarterly financial closing processes, our daily interactions with our control environment, our on-going efforts to redesign and implement an enhanced control environment, and during the audit of our consolidated financial statements for the year ended June 30, 2005, management identified a lack of effectiveness regarding various elements of our disclosure policies and our independent auditors identified material weaknesses with internal controls over financial reporting as of June 30, 2005 that are described in detail below. The Public Company Accounting Oversight Board’s (“PCAOB”) Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the material weaknesses set forth below, our acting Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports the we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and regulations.

Disclosure Control Ineffectiveness

Based on these evaluations, we discovered a lack of effectiveness in our disclosure controls and procedures that occurred during and following the year ended June 30, 2005. These included, but are not limited to: (i) a lack of effectiveness in accumulating and communicating information concerning transactions, litigation and other matters forming the basis of press releases and disclosure in our periodic reports with the SEC; and (ii) instances where certain corporate documents were not filed on Form 8-K or otherwise properly prepared and disclosed in appropriate periodic reports filed with the SEC.

With regard to disclosure controls, we have implemented the following actions:

•	We have established a Disclosure Committee and implemented internal policies and procedures to review the accuracy of all information released to the public and disclosed in our SEC filings.
•	We have enforced and ratified our trading policy applicable to officers, directors, employees, consultants and family members.
•
We constituted a special committee of independent directors, assisted by independent legal counsel, to conduct an inquiry into the facts and circumstances leading up to and including the July 12, 2005 press release and facts related thereto.

•	We are cooperating with the SEC investigation of the Company.
•	We will monitor compliance with Code of Ethics applicable to all officers and directors.
•	We are establishing procedures to improve our review of related party transactions and processing of non-accounting documentation, litigation and contracts.

Financial Reporting Internal Control Weaknesses

Through management’s continuing review of our financial closing processes, its daily interactions with our control environment, its on-going efforts to redesign and implement an enhanced control environment, and the audit of our consolidated financial statements for the year ended June 30, 2005, management has identified material weaknesses in our internal control over financial reporting. These material weaknesses, are discussed below. As of June 30, 2005, we had not identified any additional material weaknesses other than those specified below. Management’s efforts to redesign our control environment and remediate the material weaknesses in our internal control over financial reporting continued throughout the remainder of fiscal 2005 and continues into fiscal 2006. Because management was unable to complete the remediation of these material weaknesses in our internal control over financial reporting prior to June 30, 2005, management has concluded that our internal control over financial reporting was not effective as of June 30, 2005.

A material weakness is a significant deficiency or a combination of significant deficiencies that results in there being more than a remote likelihood that a material misstatement in financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. Management has identified the following material weaknesses in its internal control over financial reporting as of June 30, 2005:

•
Inventory valuation and accountability - We had insufficient resources to perform the accounting and financial reporting functions to ascertain the appropriate value and amount of inventory at RS Services, and the resources that we applied lacked the appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States of America associated with inventory controls, and were inadequately supervised. The lack of sufficient and adequately trained accounting and finance personnel resulted in an ineffective allocation of proper values and pricing relative to the financial reporting of inventory on hand.

•
Segregation of duties and staffing levels - We had insufficient resources associated with the segregation of duties for proper application and compilation in order to maintain the necessary controls and procedures for adequate accounting and financial reporting functions. The lack of sufficient and adequately trained accounting and finance personnel resulted in an ineffective segregation relative to key financial reporting controls.

•
Non-routine and non-systematic transactions - We had inadequate personnel to determine the proper accounting relative to beneficial conversion features and proper application of EITF No. 00-19 associated with the conversion feature on the Laurus debt. Additionally, we had inadequate personnel to substantiate the interpretations of SFAS 123R pronouncements associated with adoption period, and the interpretations and assessments of recording adequate deferred tax assets.

•
Inadequate controls over acquisition accounting - We had ineffective controls to timely determine the proper allocation and accounting over the acquisition of RS Services, GlobalNet and the disposition of SelectForce. During the third fiscal quarter of 2005, we completed the acquisition of RS Services which required significant time to develop an understanding of their business and incorporate their accounting with ours. The disposition of our SelectForce subsidiary during the third quarter of 2005 created complex accounting issues which required significant time and research to resolve. The initial GlobalNet allocation and valuation was deemed inaccurate and required a restatement.

•
Ineffective controls addressing legal correspondence - We experienced a control deficiency with respect to the internal communication of our potential legal liability regarding the assessment of possible outcomes on the Sherwin litigation. The assessment was not reflected in the initial presentation of the financial statements during the audit and was subsequently recognized through audit confirmations.

The aforementioned material weaknesses relating to the control environment, personnel, policies and procedures impacted our ability to properly record and report the financial results during the fiscal 2005 year.

Remediation Plan regarding the Material Weaknesses

Management is actively engaged in remediation efforts to address the material weaknesses identified in our internal control over financial reporting as of June 30, 2005. These on-going remediation efforts, outlined below, are specifically designed to address the material weaknesses identified by management and to improve and strengthen our overall control environment.

•
We hired a new business manager at RS Services to improve internal controls and to provide the adequate training to support inventory valuations and proper accountability relating to financial reporting control structure.

•
We are in the process of re-evaluating the staff at all levels in accounting and finance to adequately provide the support and functionality of internal controls, including the review of open positions associated with our management team. Key to improving the supervision and training of our accounting staff is the proper selection of our management team to provide guidance for internal controls at all levels of the business.

•	We are in the process of incorporating procedures necessary to mitigate the likelihood of misinterpreting new accounting pronouncements and to further gain our understanding of U.S. GAAP standards.
•
We are continuing to improve company-wide financial cost controls and establishing cost control integration at RS Services. With the newly published Travel and Entertainment policy and the strengthening of policies such as capital appropriations request, purchasing controls and budgeted costs enforcement, we will adopt the necessary controls to further enhance expected synergies in our acquisitions.

•
If necessary from a cost-benefit approach, we will search for an in-house counsel to help with the communication and delivery of information as it relates to controls with legal issues and potential liability.

We believe that for the reasons described above we will be able to improve our disclosure controls and procedures and remedy the identified material weaknesses. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may not occur and not be detected.

(b) Changes in internal control over financial reporting

The changes in our internal control over financial reporting described above were implemented subsequent to the year ended June 30, 2005. There were no changes in our internal control over financial reporting that occurred during 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the current directors and executive officers of the Company:

Name	Age	Position	Director Since	Term to Expire

David J. Murphy	48	Acting President, Acting Chief Executive Officer, Chief Financial Officer, Executive Vice President and a Director	1986	2007
Gilbert Rossomando	47	President of Lindley and a Director	2000	2008
Mark Cerreta	46	Executive Vice President of Lindley	(2)	(2)
Ronald R. Sparks	45	President of RS Services	(2)	(2)
Anne L. Ramsey	58	Director(1)	1986	2006
John D’Antona	62	Director	1998	2008
Patrick J. Healy	61	Director	1998	2008
Peter Sarmanian	35	Director	2003	2007
C. Michael Horton	63	Director	2004	2008
Nicholas M. Troiano	48	Director	2004	2006
_____________________
(1)	On November 23, 2005 Anne Ramsey’s employment with the Company was terminated.
(2)	Mr. Cerreta and Mr. Sparks are not directors of the Company.

All directors will hold office until their successors have been elected and qualified. Our articles of incorporation, as amended, provide that the members of our Board of Directors shall be divided into three classes, as nearly equal in number as possible, with one class being elected each year. Directors in each class are elected for three-year terms.

Each of our officers provides services to us on a full time basis. Other than officers who are subject to employment agreements, as described elsewhere, each officer serves at the discretion of the Board of Directors.

The following is a biographical summary of the business experience of our directors and executive officers.

David J. Murphy, one of our co-founders, has been Chief Financial Officer, Executive Vice President and a director since March 1986. He was appointed as Acting President and Chief Executive Officer by the Board of Directors on August 30, 2005. Mr. Murphy has more than 25 years experience in the food service industry. Currently, he is responsible for all financial and operational aspects of the Company. From 1984 to 1986, he was the Operations Manager for Campus Dining at the University of New Haven and served as Adjunct Professor in the Hotel, Restaurant and Tourism School. From 1983 to 1984, he was involved in operations at Hamilton College in Clinton, New

York and Fairleigh Dickinson University in Madison, New Jersey. Mr. Murphy received his B.S. degree in International Business from Quinnipiac University in Hamden, Connecticut, and a certificate in Exporting Marketing from the same college. He has also completed post graduate courses in business.

Gilbert Rossomando has served as a director since July 2000 and is one of the founders of Lindley Food Services. Mr. Rossomando served as an officer and director of Lindley from July 1995 to July 2000 and continues to serve as President of Lindley Food Services, our subsidiary, where he is responsible for cost analysis, sales and marketing, contract bidding and employee policies. Mr. Rossomando has a Bachelors Degree in Business Administration and Food Service Management from the University of New Haven.

Mark Cerreta is a co-founder of Lindley Food Services, and, since July 2000, has served as the Executive Vice President in charge of Lindley’s operations. From July 1995 to July 2000, Mr. Cerreta served as an officer and director of Lindley. Mr. Cerreta is currently responsible for customer relations, purchasing, commodity processing for donated foods and negotiates bid pricing with manufacturers. He has a Bachelors Degree in Business Administration and Food Service Management from the University of New Haven.

Ronald R. Sparks is the co-founder of RS Services, Inc. and, since October 2000, has served as its President. Mr. Sparks has more than 27 years experience in the electrical contracting industry. Currently, he is responsible for the day-to-day management of all marketing, financial, and sales activities for RS Services. He currently holds Electrical Contractor Licenses in more than 20 states. Prior to October 2000, Mr. Sparks served as Vice President and General Manager for Ellsworth Electric. He has provided services and contract work all over the United States and Mexico.

Anne L. Ramsey has been a director and secretary since March 1986 and served as Human Resources Director for the Company through November 23, 2005. From 1984 to 1985, she was Vice President of Operations for Comstock Leasing, Inc. in San Mateo, California. From 1980 to 1984, she was Operations Manager for Comstock Leasing.

John D’Antona has served as a director since February 1998. Mr. D’Antona has 25 years experience in a variety of food service marketing and sales positions and is the New England Regional Manager for Mother Parker Tea and Coffee. Mother Parker Tea and Coffee, a Canadian company, was established in 1912 and is the largest private label and producer of tea and coffee in North America.

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

Peter Sarmanian has been a director since December 23, 2003. From February 1997 to the present, Mr. Sarmanian has served as President of Classic Restaurant Concepts, LLC, a Massachusetts-based restaurant company, which operates upscale Irish pubs and restaurants. In March 2002, Mr. Sarmanian co-founded Strategic Energy Technology Group of Framingham, Massachusetts, which specializes in the design and distribution of electrical energy conservation products and systems. Mr. Sarmanian received a B.S.B.A. degree from the University of Denver in 1993.

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

Nicholas Troiano has been a director since February 2004. Mr. Troiano is an attorney engaged in the practice of law in New Haven, Connecticut. From 2000 to the present, he has been in private practice in New Haven, Connecticut. He was an Assistant Town Attorney for the Town of Hamden, Connecticut from 1998 to 2000. From 1996 to 1998, Mr. Troiano was a partner at Liberli & Troiano in New Haven, Connecticut. From 1993 to 1996, Mr. Troiano worked in the Chief Clerk’s Office of the Superior Court of New Haven. He served as counsel and research analyst for House Republican members of the House of Representatives of the Connecticut General Assembly from 1988 to 1991. Mr. Troiano also served on the Hamden Legislative Council as Sixth District Councilman from 1991 to 1997. Mr. Troiano received a B.A. from Lake Forest College and a J.D. from the University of Puget Sound School of Law.

Family Relationships

Geoff Ramsey, our former President, Chief Executive Officer and a director, and Anne Ramsey, a current director and former employee, are brother and sister. Other than this relationship, there are no family relationships between any directors and executive officers of the Company. Both Geoff Ramsey and Anne Ramsey were terminated from the Company in November 2005.

Involvement in Certain Legal Proceedings

As disclosed elsewhere in this report, certain executive officers and members of our Board of Directors are named parties in several class action and derivative lawsuits arising from the events surrounding the July 12, 2005 press release. For a more detailed description of these legal proceedings, see Legal Proceedings in Item 3 of this report.

Committees of the Board of Directors

Our Board of Directors held two meetings during 2005 and took various other corporate actions pursuant to unanimous written consents. We have established audit, compensation, executive and public disclosure committees. Certain information about these committees is provided below. All directors attended 100% of the board meetings and assigned committee meetings during fiscal 2005.

Audit Committee

The audit committee is presently composed of three independent directors: Patrick Healy, Peter Sarmanian, and Nicholas Troiano. The audit committee assists the board in fulfilling its responsibilities with respect to matters involving the accounting, financial reporting and internal control functions of the Company and our subsidiaries. This includes assisting the board in overseeing (i) the integrity of our financial statements; (ii) our compliance with legal and regulatory requirements; (iii) the Independent Registered Public Accounting Firms’ qualifications and independence; and (iv) the performance of our internal audit function and Independent Registered Public Accounting Firm. The committee retains our Independent Registered Public Accounting Firm, subject to shareholder ratification, and consults with and reviews the reports of our Independent Registered Public Accounting firm and those of our internal financial staff. The Board of Directors has determined that each member of the audit committee is financially literate and has designated Patrick Healy as the audit committee financial expert. The audit committee held three meetings during fiscal 2005.

Compensation Committee

The compensation committee is presently composed of C. Michael Horton, John D’Antona, Patrick Healy and Nicholas Troiano. The compensation committee assists the board in establishing compensation for key employees and administers employee benefit plans. Two meetings were held during fiscal 2005.

Executive Committee

The executive committee, formed on October 5, 2005, is composed of Nicholas Troiano, Patrick Healy, David Murphy and John D’Antona, and has the authority to act on behalf of the Board of Directors during periods between meetings of the board, subject to specific statutory prohibitions mandating actions that must be taken by the full Board of Directors.

Public Disclosure Committee

The public disclosure committee, formed on October 5, 2005, is composed of Nicholas Troiano and Michael C. Malota, our Director of Special Operations. This committee is assisted by David Murphy, our Chief Financial Officer, and our outside legal counsel. The committee reviews public disclosures to be made by the Company and evaluates the accuracy and completeness of such disclosures. The committee further ensures the timely dissemination of information to the public in accordance with the securities laws and other applicable regulatory requirements.

Compliance with Section 16(a) of the Exchange Act

Under the federal securities laws, our officers, directors and 10% shareholders are required to report to the SEC their beneficial ownership of securities and any changes in that ownership. Specific dates for such reporting have been established by the SEC and we are required to report in this annual report any failure to file by the established dates during fiscal year 2005. Based upon a review of our records during the fiscal year ended June 30, 2005, our officers, directors and 10% shareholders satisfied all applicable filing requirements under Section 16(a) of the Exchange Act. In making this statement, we have relied on the written representations of our directors and officers and copies of the reports that have been filed with the SEC.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics to provide guidance on maintaining our commitment to being honest and ethical in our business endeavors. The Code of Ethics applies to our directors, executive officers and employees and covers a wide range of business practices, procedures and basic principles regarding corporate and personal conduct. Our Code of Ethics was previously filed with the SEC and is incorporate by reference as an exhibit to this report. In addition, we undertake to provide without charge, upon request, a copy of our Code of Ethics. Requests should be submitted in writing to: Host America Corporation, Two Broadway, Hamden, Connecticut 06518.

ITEM 11.  EXECUTIVE COMPENSATION

The following information is furnished for the years ended June 30, 2005, June 30, 2004 and 2003, for our Chief Executive Officer and the four other executive officers whose salary and bonus exceeded $100,000 during 2005.

SUMMARY COMPENSATION TABLE
Long Term Compensation
Annual Compensation				Awards			Pay- Outs
(a) Name And Principal Position	(b) Year	(c) Salary ($)	(d) Bonus ($)	(e) Other Annual Compen- sation ($)	(f) Restricted Stock Award(s) ($)	(g) Options/ SARs (#)	(h) LTIP Pay- outs ($)	(i) All Other Compen- sation ($)

David J. Murphy(1) Executive Vice President and CFO	2005 2004 2003	$168,842 $156,000 $149,000	$ -0- $ -0- $ -0-	$6,500 $6,500 $6,500	$ 0 $ 0 $ 0	0 50,000 50,000	$ 0 $ 0 $ 0	$12,500 $12,500 $12,500

Gilbert Rossomando(2) President of Lindley	2005 2004 2003	$164,337 $156,000 $149,000	$ -0- $ -0- $ -0-	$6,500 $6,500 $6,500	$ 0 $ 0 $ 0	0 18,000 18,000	$ 0 $ 0 $ 0	$12,500 $12,500 $12,500

Mark Cerreta(3) Executive Vice President of Lindley	2005 2004 2003	$164,337 $156,000 $149,000	$ -0- $ -0- $ -0-	$6,500 $6,500 $6,500	$ 0 $ 0 $ 0	0 18,000 18,000	$ 0 $ 0 $ 0	$12,500 $12,500 $12,500

Ronald R. Sparks(4) President of RS Services	2005 2004 2003	$125,000 - -	$ -0- - -	$10,200 - -	$ 0 - -	18,000 - -	$ 0 - -	$12,500 - -
Former Executive Officers
Geoffrey W. Ramsey(5) Former President and CEO	2005 2004 2003	$175,096 $162,000 $154,000	$ -0- $ -0- $ -0-	$6,500 $6,500 $6,500	$ 0 $ 0 $ 0	0 50,000 50,000	$ 0 $ 0 $ 0	$19,300 $19,300 $19,300

(1)	During fiscal year 2005, Mr. Murphy received a car allowance of $6,500 and health, life and disability insurance of $12,500
(2)	During fiscal year 2005, Mr. Rossomando received a car allowance of $6,500 and health, life and disability insurance of $12,500.
(3)	During fiscal year 2005, Mr. Cerreta received a car allowance of $6,500 and health, life and disability insurance of $12,500.

(4)
On February 16, 2005, we entered into an employment agreement with Ronald Sparks to serve as president of RS Services. Mr. Sparks receives an initial annual salary of $125,000, performance bonuses and such other benefits as are afforded to other executive officers, including a car allowance of $10,200 per year and health, life and disability insurance valued at $12,500 per year. As part of his employment with the Company, Mr. Sparks received 18,000 options exercisable at $4.04 per share. The information presented for Mr. Sparks is presented on an annualized basis as if he had served as an executive officer for a full fiscal year.

(5)
Mr. Geoffrey Ramsey served as our President, Chief Executive Officer and a director from March 1986 through August 30, 2005, when he resigned from the Board of Directors and was placed on unpaid administrative leave by the Board of Directors. See Special Committee of the Board of Directors/CEO Termination under Recent Developments. On November 28, 2005, Mr. Ramsey’s employment with us was terminated. Mr. David Murphy, our Executive Vice President and Chief Financial Officer, has been appointed by the Board of Directors as Acting President and Chief Executive Officer. During fiscal year 2005, Mr. Ramsey received an annual salary of $175,096, a car allowance of $6,500 and health, life and disability insurance of $19,300.

Compensation of Directors

Our directors receive $500 for each meeting of the Board attended, $250 for participation in each meeting of the Board by telephone conference and $250 for participation, in person or by telephone conference, in each committee meeting. Directors are reimbursed for out-of-pocket expenses in attending meetings of the Board of Directors or committees.

The board did not receive a grant of options in fiscal year 2005. However, on July 7, 2005 during the beginning of our fiscal year 2006, our Board of Directors granted the following options to purchase our common stock to our directors in recognition for their service during the fiscal year 2005: Geoffrey Ramsey received an option to purchase 50,000 shares, David Murphy received an option to purchase 50,000 shares, Anne Ramsey received an option to purchase 12,500, Gilbert Rossomando received an option to purchase 7,500 shares, Patrick Healy received an option to purchase 25,000 shares, John D’Antona received an option to purchase 12,750 shares, Peter Sarmanian received an option to purchase 12,750, C. Michael Horton received an option to purchase 12,750 shares, and Nicholas Troiano received an option to purchase 12,750 shares. The options were granted from the 2005 Stock Option Plan, have an exercise price of $2.87 and are exercisable for a period of 10 years.

Employment Contracts

Ramsey and Murphy Agreements

We have employment agreements with Geoffrey Ramsey and David Murphy for terms extending through 2009. Mr. Ramsey’s agreement provided for an initial salary of $174,225 and for stock options, not specified in amount but on a basis consistent with those offered to other officers. Mr. Murphy’s agreement provides for an initial salary of $168,000 and for stock options, not specified in amount but on a basis consistent with those offered to other officers. As of June 30, 2005, the annual salaries of Messrs. Ramsey and Murphy were $175,096 and $168,842, respectively, as adjusted by the Board of Directors. In addition, the employment agreements provide that if the executive were to terminate employment for good reason or if we terminated his employment for any reason except good cause (as defined), we would pay severance benefits constituting his salary and fringe benefits throughout the term of the agreement or for two years, whichever is greater. If such termination occurred after a change of control, we would pay a special severance benefit equal to six months’ salary, plus fringe benefits, for every calendar year of his employment with the Company. In the event that the executive’s employment terminated because of his disability, we would pay a severance benefit of one year’s salary plus benefits. The employment agreements provide that any disputes will be settled by binding arbitration rather than court action.

As disclosed elsewhere in this report, on August 30, 2005, Mr. Ramsey was placed on unpaid administrative leave by the Board of Directors. On November 28, 2005, Mr. Ramsey’s employment and employment agreement with the Company was terminated. Pursuant to the agreement, Mr. Ramsey has certain rights to arbitration following his termination, and has submitted a demand for arbitration seeking damages of $2.5 million.

Rossomando and Cerreta Agreements

We have employment agreements with Gilbert Rossomando and Mark Cerreta for terms extending through August 1, 2008. Messrs. Rossomando and Cerreta each receive a base salary of $164,337 and benefits, including a car allowance and health and disability insurance. The agreements provide that the base salaries of Messrs. Rossomando and Cerreta will be increased annually by 5%, subject to approval by our Board of Directors.

Sparks Agreement

We have a three-year employment agreement with Ronald Sparks, which commenced on February 1, 2005. Mr. Sparks receives a base salary of $125,000 a year and benefits, including a car allowance and health, life and disability insurance. He is also eligible to receive incentive bonuses based upon the performance of the RS Services operations.

2005 Stock Option Plan

On March 10, 2005, our Board of Directors adopted the 2005 Stock Option Plan (the “2005 Plan”), which was subsequently approved by our shareholders at the 2005 Annual Meeting. The purpose of the 2005 Plan is to provide a means whereby directors and selected employees, officers, agents, consultants and independent contractors of the Company or any subsidiary thereof, each as defined through reference to a 50% ownership threshold, may be granted incentive stock options and/or nonqualified stock options to purchase shares of common stock in order to attract and retain the services or advice of such directors, employees, officers, agents, consultants, and independent contractors and to provide an additional incentive for such persons to exert maximum efforts for the success of the Company and our affiliates by encouraging stock ownership.

The maximum number of shares of common stock with respect to which awards may be presently granted pursuant to the 2005 Plan is five hundred thousand (500,000) shares. Shares issuable under the 2005 Plan may be either treasury shares or authorized but unissued shares. The number of shares available for issuance will be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or other changes in the capitalization of the Company.

Subject to compliance with Rule 16b-3 of the Securities Exchange Act of 1934, the 2005 Plan is administered by the Board of Directors or, in the event the board shall appoint and/or authorize a committee, such as the compensation committee, of two or more members of the board to administer the 2005 Plan, by such committee. Except for the terms and conditions explicitly set forth in the 2005 Plan, and subject to applicable provisions of the Internal Revenue Code of 1986, as amended, the administrator of the 2005 Plan shall have the authority, in its discretion, to determine all matters relating to the options to be granted under the 2005 Plan, including, without limitation, selection of whether an option will be an incentive stock option or a nonqualified stock option, selection of the individuals to be granted options, the number of shares to be subject to each option, the exercise price per share, the timing of grants and all other terms and conditions of the options.

Stock Options Granted to Executive Officers During Last Fiscal Year

The following table sets forth certain information regarding grants of stock options to our executive officers listed in the summary compensation table who received stock options during fiscal year 2005. The fair value of the option grant was estimated on the date of the grant based on the then market price of our common stock.

Name (a)	Number of Securities Underlying Options/SARs Granted (#) (b)	Percent Of Total Options/SARs Granted To Employees In Fiscal Year (c)	Exercise Of Base Price ($/Sh) (d)	Expiration Date (e)	Grant date present value ($) (f)

David J. Murphy	-	-	-	-	-
Gilbert Rossomando	-	-	-	-	-
Mark Cerreta	-	-	-	-	-
Ronald R. Sparks	18,000	62%	$4.04	3/16/15	$72,720

Former Executive Officer
Geoffrey W. Ramsey	-	-	-	-	-

As indicated in the table above, other than the grant of options to Mr. Sparks, there were no stock options granted to executive officers in fiscal 2005. However, on July 7, 2005 during the beginning of our fiscal year 2006, our Board of Directors granted the following options to purchase our common stock to our executive officers in recognition for their service during the fiscal year 2005: Geoffrey Ramsey received an option for the purchase of 50,000 shares, David Murphy received an option for the purchase of 50,000 shares; Gilbert Rossomando received an option for the purchase of 7,500 shares, and Mark Cerreta received an option for the purchase of 7,500 shares. The options were granted from the 2005 Stock Option Plan, have an exercise price of $2.87 and are exercisable for a period of 10 years.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth certain information with respect to stock options exercised by our executive officers listed in the summary compensation table during fiscal year 2005.  In addition, the table sets forth the number of shares covered by unexercised stock options held by such named executive officers as of June 30, 2005 and the value of “in-the-money” stock options which represent the positive spread between the exercise price of a stock option and the market price of the shares subject to such option as of June 30, 2005.

Name (a)	Shares Acquired On Exercise (#) (b)	Value Realized ($) (c)	Number Of Unexercised Securities Underlying Options/SARs At FY-End (#) Exercisable/ Unexercisable (d)	Value Of Unexercised In-The-Money At FY-End ($) Exercisable/ Unexercisable (e)

David J. Murphy	-	-	230,000/0	$456,000/0
Gilbert Rossomando	-	-	53,500/0	$107,920/0
Mark Cerreta	-	-	53,500/0	$107,920/0
Ronald R. Sparks	-	-	18,000/0	-/-(1)

Former Executive Officers
Geoffrey W. Ramsey	-	-	230,000/0	$456,000/0

(1)	The 18,000 options owned by Mr. Sparks have an exercise price of $4.04 per share and were not “in-the-money” as of June 30, 2005.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding persons known to us to beneficially own five percent or more of our common stock as of September 1, 2006. This information is based upon filings made by such persons with the Securities and Exchange Commission and upon information provided to us. Beneficial ownership is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options or warrants held by that person that are currently exercisable or that are or may become exercisable within 60 days of September 1, 2006, are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and under applicable community property laws, each shareholder named in the table has sole voting and dispositive power with respect to the shares set forth opposite the shareholder’s name.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock Outstanding

There are no beneficial owners of 5% or more as of September 1, 2006.

Security Ownership of Management

The following table sets forth certain information as of September 1, 2006, regarding the common stock beneficially owned by each director, each executive officer and all directors and executive officers as a group. Beneficial ownership is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options or warrants held by that person that are currently exercisable or that are or may become exercisable within 60 days of September 1, 2006 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and under applicable community property laws, each shareholder named in the table has sole voting and dispositive power with respect to the shares set forth opposite the shareholder's name.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common Stock Outstanding

David J. Murphy c/o Host America Corporation Two Broadway Hamden, CT 06518	529,180	(1)	6.24%
Anne L. Ramsey c/o Host America Corporation Two Broadway Hamden, CT 06518	73,577	(2)	*
Gilbert Rossomando c/o Host America Corporation Two Broadway Hamden, CT 06518	102,395	(3)	1.24%
Mark Cerreta c/o Host America Corporation Two Broadway Hamden, CT 06518	114,895	(4)	1.39%
Ronald R. Sparks c/o Host America Corporation Two Broadway Hamden, CT 06518	510,277	(5)	6.22%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common Stock Outstanding

John D’Antona c/o Host America Corporation Two Broadway Hamden, CT 06518	64,674	(6)	*
Patrick J. Healy c/o Host America Corporation Two Broadway Hamden, CT 06518	150,197	(7)	1.81%
C. Michael Horton c/o Host America Corporation Two Broadway Hamden, CT 06518	159,208	(8)	1.93%
Peter Sarmanian c/o Host America Corporation Two Broadway Hamden, CT 06518	46,000	(9)	*
Nicholas M. Troiano c/o Host America Corporation Two Broadway Hamden, CT 06518	27,050	(10)	*

All Directors and Executive Officers as a Group (11 persons)	2,311,383		21.40%
Former Executive Officers
Geoffrey Ramsey	*		*

*	Less than 1%.
(1)	Mr. Murphy is the beneficial owner of 242,100 shares of common stock, options to purchase 280,000 shares of common stock and warrants to purchase 7,080 shares of common stock.
(2)
Ms. Ramsey currently serves as a director and corporate secretary. She served as Human Resources Director through November 23, 2005. She is the beneficial owner of 1,077 shares of common stock and options to purchase 70,500 shares of common stock and 2,000 publicly held warrants.

(3)	Mr. Rossomando is the beneficial owner of 41,395 shares of common stock and options to purchase 61,000 shares of common stock.
(4)	Mr. Cerreta is the beneficial owner of 53,895 shares of common stock and options to purchase 61,000 shares of common stock.
(5)	Mr. Sparks is the beneficial owner of 492,277 shares of common stock and 18,000 stock options.
(6)	Mr. D’Antona is the beneficial owner of 74 shares of common stock, options to purchase 64,500 shares of common stock and warrants to purchase 100 shares of common stock.

(7)	Mr. Healy is the beneficial owner of 38,037 shares of common stock, options to purchase 83,000 shares of common stock and warrants to purchase 29,160 shares of common stock.
(8)	Mr. Horton is the beneficial owner of 83,856 shares of common stock, warrants to purchase 49,852 shares of common stock and options to purchase 25,500 shares of common stock.
(9)	Mr. Sarmanian is the beneficial owner of 20,500 shares of common stock and 25,500 stock options.
(10)	Mr. Troiano is the beneficial owner of 1,250 shares of common stock, warrants to purchase 300 shares of common stock and options to purchase 25,500 shares of common stock.

Changes in Control

There is no agreement or understanding known to us, including any pledge by any person of our securities, the operation of which would at a subsequent date result in a change in control.

Securities Authorized for Issuance under Equity Compensation Plans

The information required pursuant to Item 201(d) of Regulation S-K can be found under Item 5 of this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Leases

Lindley

We lease land and real property in Bridgeport, Connecticut for our Lindley operations from a partnership owned by Gilbert Rossomando and Mark Cerreta under a newly-extended lease agreement expiring in 2010. The lease provides for an initial annual payment of $37,080 payable in monthly installments and increasing at a rate of 3% annually for the next five years. We believe this is a competitive lease rate for similar real estate in Bridgeport, Connecticut.

RS Services

RS Services leases its facility in Duncan, Oklahoma from Ronald Sparks under a lease agreement with an initial five-year term at $60,000 per year, with three subsequent renewal options for two years each. We believe this is a competitive lease rate for similar real estate in Duncan, Oklahoma.

Private Placements

On January 19, 2005, we issued 24,390 shares of common stock and a 7.5% per annum, unsecured, subordinated convertible promissory note with a gross face amount of $100,000 to Mr. C. Michael Horton, a current director. Mr. Horton purchased the unit, which consisted of the common stock and the note, for $200,000. The note is due and payable on January 19, 2007 or convertible after January 19, 2006 in whole or in part, into shares of common stock at $4.10 per share.

On June 7, 2005, we issued 37,037 shares of common stock and an 8.5% per annum, unsecured, subordinated convertible promissory note with a gross face amount of $100,000 to Mr. Patrick Healy, a current director. Mr. Healy purchased the unit, which consisted of the common stock and the note, for $200,000. The note is due and payable on June 16, 2007 and is convertible after one year, in whole or in part, into shares of common stock at $2.70 per share.

On June 16, 2005, we issued 21,098 shares of common stock and an 8.5% per annum, unsecured, subordinated convertible promissory note with a gross face amount of $50,000 to Mr. C. Michael Horton, a current director. Mr. Horton purchased the unit, which consisted of the common stock and the note, for $100,000. The note is due and payable on June 22, 2007 or convertible after June 22, 2006 in whole or in part, into shares of common stock at $2.37 per share.

On July 5, 2006, we completed the private placement of $350,000 aggregate principal amount of Secured Promissory Notes with five individuals within the Company, including certain of our officers and directors, and entered into a Security Agreement with respect to the notes. The notes bear interest at the rate of ten percent per annum. The notes may be prepaid in whole or in part at any time without penalty, but in no event later than 180 days from the date of issuance. The final maturity date of the notes shall be 180 days from July 5th, on which date the entire indebtedness evidenced by the notes, including, without limitation, the unpaid principal balance and unpaid interest accrued thereon, shall be due and payable.

Sale of SelectForce

On March 31, 2005, we entered into a share purchase agreement with T.E.D. Corporation whereby we sold to T.E.D. all of our shares in SelectForce, Inc., a then wholly-owned subsidiary conducting employment screening services. The President of T.E.D. is Tammi Didlot, a former director of the Company and an officer of SelectForce. T.E.D. paid us a purchase price of $2,070,000 as follows: (i) $896,482 in cash at the closing; (ii) cancellation of $973,518 of obligations owed by us to SelectForce; and (iii) the assumption of two of our subordinated debt promissory notes in the principal amount of $200,000. The assets of the subsidiary at the time of sale consisted primarily of cash, accounts receivable, property and equipment, goodwill, certain accounts payable and accrued liabilities. The agreement contained numerous representations, warranties and covenants by us and T.E.D., including a two-year covenant not to compete by the Company and our officers and directors in the ownership, management, operation or control of an employment screening business.

Lockhart Note Payable

In connection with our acquisition of GlobalNet in December 2003, we assumed approximately $800,000 in notes payable owed to Roger Lockhart, at that time a significant shareholder of the Company. The notes bear interest at a rate of 15% per year and mature in 2006. As of June 30, 2005, the remaining principal and interest due to Mr. Lockhart is $67,182.

Earnouts

In accordance with the RS Services acquisition, we are obligated to pay Mr. Sparks, an officer of RS Services, an “Earnout” as explained in Note 3 to our Consolidated Financial Statements included with this report. Any such amounts earned will result in additional compensation expense.

RS Services Note Receivable

On February 11, 2004, K.W.M. Electronics borrowed $125,000 from our former subsidiary, GlobalNet Energy Investors, Inc. The President of K.W.M. was also an employee of GlobalNet, which merged operations into RS Services. Accordingly, K.W.M. issued a promissory note to GlobalNet in the amount of $125,000, which bore interest at 7.5% and had a maturity date of August 11, 2004. On August 10, 2004, our Board of Directors authorized the extension of the K.W.M. note until the date that the Company and K.W.M. signed an asset purchase agreement or June 30, 2005, whichever is sooner. On June 30, 2004, we wrote-off the note and associated accrued interest as uncollectible as K.W.M. had discontinued operations.

Power Reduction Services, LLC Agreement

During the third quarter of 2005, we entered into a verbal agreement with Power Reduction Services, LLC pursuant to which we appointed Power Reduction Systems as our exclusive distributor of our energy management product in the northeastern part of the United States. Power Reduction Services will act as our exclusive independent sales, contractor and installer for energy products and services. In addition, we intend to grant Power Reduction Services a nonexclusive, nontransferable license to use the software associated with and incorporated into the energy products in connection with its distribution, sales and installation of our products.

Mr. C. Michael Horton, one of our current directors, is the managing partner of Power Reduction Services. As of June 30, 2005, there have been no sales or transactions between the Company and Power Reduction Services. On March 8, 2006, RS Services has accepted a purchase order from Power Reduction Services for 333-100 amp Light Controller on a “ready to ship” basis. This order provides for an initial deposit of $100,000 and two subsequent deposits contingent upon product availability of $125,000 and $150,000 extending 120 days after initial order date. The total value to RS Services is in excess of $1.0 million after all controller units have been delivered.

Pyramid Technologies Industrial, LLC Agreement

On June 23, 2005, we entered into an agreement with Pyramid Technologies Industrial, LLC pursuant to which Pyramid will design new technology and file for a patent, of the new and innovative light controller and other energy management products on our behalf. Following the new design, Pyramid will be responsible for manufacturing and assembly and RS Services will be responsible for assembling any special units from modules supplied by Pyramid. In addition, Pyramid will develop additional products based on the revised technology. Pursuant to the agreement, we are obligated to pay Pyramid: (a) $250,000 as of the date of the agreement; (b) $50,000 per month for the 5 months following the date of the agreement; (c) $100,000 upon delivery of prototypes; (d) $100,000 upon delivery of pilot units; (e) $100,000 upon delivery of units ready for delivery to customers; and (f) a royalty fee based on sales of the product. In addition, we have granted options to purchase 175,000 shares of common stock to Pyramid, subject to vesting conditions as specified in the agreement.

The President of Pyramid is the brother-in-law of Mr. C. Michael Horton, a current director of the Company. Mr. Horton was not a participant in contract negotiations.

Sale and Asset Agreement

On December 9, 2005, pursuant to a sale and assignment agreement, we acquired all of Burton M. Sack’s right, title and interest to a $550,000 face value loan Mr. Sack had previously made to K.W.M. Electronics Corporation of Salt Lake City, Utah on May 9, 2003. The loan was secured by a first security interest in certain technology purportedly owned by K.W.M. pertaining to the initial energy saving light controller. We acquired the interests in the loan from Mr. Sack to secure ownership of the technology.

Mr. Sack originally loaned the principal sum of $550,000 to K.W.M. on May 9, 2003 and K.W.M. granted to Mr. Sack a security interest in certain assets consisting of accounts receivable, inventory and the technology. K.W.M. subsequently defaulted on the loan and Mr. Sack filed an action against K.W.M. and two guarantors of the loan, Charlie Stevenson and Scott Feldhacker.

Under the terms of the sale agreement, we paid Mr. Sack the amount of $771,230.07, $400,000 of which was paid in cash at the closing and the remainder of which was paid by a promissory note in the principal amount of $371,230.07. The note currently bears interest at a rate of 8.5%, which interest rate is subject to increases in an amount equal to the amount which the Prime Rate, as reported in the Money Rate Section of the Wall Street Journal, exceeds 8.5%. The note is repayable in equal monthly installments of principal of $15,467.92 and each such payment is to be accompanied by a payment of interest in arrears at the prevailing rate thereon. The note is due and payable in full on December 15, 2007.

Repayment of the note by the Company is secured by a contingent assignment by Mr. Sack to us of certain inventions, products and intellectual property relating to the energy savings products. In addition, the note is further guaranteed by Scott Feldhacker and Charlie Stevenson. Mr. Stevenson, an officer and director of K.W.M., and Mr. Feldhacker were both guarantors under the original loan defaulted on by K.W.M. and are former employees of RS Services, Inc.

Mr. Sack is the stepfather of Peter Sarmanian, our current director. Mr. Sarmanian did not participate in any discussion or deliberations regarding the sale agreement nor did he participate in the vote by our board approving the sale agreement.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to Host for professional services by Mahoney Cohen & Company, CPA, P.C., J.H. Cohn LLP and Carlin, Charron & Rosen, LLP for the fiscal years 2005 and 2004, respectively:

	Fiscal 2005	Fiscal 2004
Audit Fees	$329,583	$124,853
Audit-Related fees	24,135	10,500
Tax Fees	46,260	16,820
All Other Fees	-	-
Total Fees	$399,978	$152,173

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of Host’s consolidated financial statements for fiscal years 2005 and 2004, for the reviews of the financial statements included in Host’s quarterly reports on Form 10-Q during fiscal 2005 and 2004, and for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years. As reported on Form 8-K dated June 29, 2006, we engaged Mahoney Cohen & Company, CPA, P.C., as our independent registered public accounting firm on June 29, 2006.  Additionally, on May 2, 2006, as reported on Form 8K dated May 2, 2006, J.H. Cohn, LLP resigned as our independent public accounting firm. As a result, fees reflected in the table are those fees billed by J.H. Cohn and by Carlin, Charron & Rosen for the services listed.  Mahoney Cohen & Company, CPA, P.C. provided services to us for the restatement of our 2004 fiscal year end audit as well as the completion of our 2005 fiscal year end audit. J.H. Cohn provided services to Host for the 2004 fiscal year end audit and 2005 audits and quarterly reviews, while Carlin, Charron & Rosen provided quarterly audit review services during 2004. There were no fees billed by Mahoney Cohen & Company, CPA, P.C. in the fiscal year 2005 or 2004. Fees billed by J.H. Cohn LLP for the fiscal 2005 and 2004 audit fees were $323,783 and $102,053, respectively. Fees billed by Carlin, Charron & Rosen for the fiscal 2005 and 2004 audit fees were $5,800 and $22,800, respectively.

Audit-Related Fees. This category includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by the independent auditors that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under “Audit Fees,” and generally consist of fees for due diligence in connection with acquisitions, accounting consultation and audits of employee benefit plans. Fees billed by J.H. Cohn LLP for fiscal 2005 audit related fees were $8,835. Fees billed by Carlin, Charron & Rosen for fiscal 2005 and 2004 audit related fees were $15,300 and $10,500, respectively.

Tax Fees. This category includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice. Fees billed by J.H. Cohn LLP for fiscal 2005 tax fees were $40,460. Fees billed by Carlin, Charron & Rosen for fiscal 2005 and 2004 tax fees were $5,800 and $16,820, respectively.

All Other Fees. This category includes the aggregate fees billed in each of the last two fiscal years for products and services provided by the independent auditors that are not reported above under “Audit Fees,” “Audit-Related Fees,” or “Tax Fees.”

In accordance with the pre-approval policies and procedures established by the audit committee, the committee pre-approved approximately 77% of the audit related fees, tax fees and other fees during the fiscal year ended 2004, and approximately 80% of such fees during the fiscal year ended 2005.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits:

3.1	Certificate of Incorporation dated July 31, 1986 and Amendments thereto.(1)
3.2	Bylaws.(1)
3.3	Form of Specimen Common Stock Certificate.(1)
3.4	Form of Specimen Warrant Certificate.(1)
4.0	Warrant Agreement between the Company and American Securities Stock Transfer, Inc.(1)
10.1	Agreement of Manual and Vending Food and Refreshment Service between Oxford Health Plans and the Company dated December 28, 1993.(1)
10.2	Agreement for Cafeteria and Special Events Food and Vending Services with Pitney Bowes, Inc. and the Company dated June 26, 1995.(1)
10.3	Agreement of Manual and Vending Food and Refreshment Service with James River Paper Company, Inc. and the Company dated July 13, 1990.(1)
10.4	Agreement for Banquet Food and Beverage Services between the Town of Hamden and the Company dated June 18, 1997.(1)
10.5	Employment Agreement between the Company and Geoffrey W. Ramsey.(1)
10.6	Employment Agreement between the Company and David J. Murphy.(1)
10.7	Form of Financial Advisory Agreement.(1)
10.8	Form of Merger and Acquisition Agreement.(1)
10.9	Agreement with Bloomingdales By Mail and the Company dated January 1998.(1)
10.10	Agreement with New Leaf Cafe and the Company dated March 1998.(1)
10.11	Agreement with Tyco Submarine Systems Ltd. and the Company dated March 24, 1998.(1)
10.12	Agreement with Tyco Submarine Systems Ltd. and the Company dated May 1, 1998.(1)
10.13	Agreement between RivCan and the Company dated August 3, 1998.(2)
10.14	Adoption Agreement to the Host America Corporation Defined Contribution and Trust Agreement Form 401(K) Plan.(3)
10.15	Agreement for Food Services with Casual Corner Group, Inc. and the Company dated October 30, 1998.(5)
10.16	Food Services Agreement with The Stanley Works and the Company dated August 20, 1999.(5)
10.17	Share Purchase Agreement between Host America Corporation, Lindley Food Service Corporation, and Gilbert J. Rossomando and Mark J. Cerreta, dated July 31, 2000.(4)
10.18	Non-Competition, Non-Solicitation and Employment Agreement between Host America Corporation and Gilbert J. Rossomando, August 1, 2000. (4)
10.19	Non-Competition, Non-Solicitation and Employment Agreement between Host America Corporation and Mark J. Cerreta, dated August 1, 2000. (4)
10.20	Registration Rights Agreement between Host America Corporation and Gilbert J. Rossomando and Mark J. Cerreta, dated July 31, 2000. (4)

10.21	Agreement for Food Service with Crown Milford LLC dated August 20, 1999.(6)
10.22	Agreement for Food Services with Priceline.com Incorporated dated November 15, 1999.(6)
10.23	Agreement for Food Services with Trumpf, Inc. dated September 30, 1999. (6)
10.24	Agreement for Food Services with Munson Road, LLC dated February 17, 2000.(6)
10.25	Lease Agreements with Metro Four Associates dated September 30, 1999.(6)
10.26	Letter of Intent between Host America Corporation and SelectForce Incorporated dated March 15, 2001.(7)
10.27	Asset Purchase Agreement between Host America Corporation, Contra-Pak, Inc. and James Hairston, dated August 30, 2001.(8)
10.28	Non-Competition, Non-Solicitation and Employment Agreement between Lindley Food Service Corporation and James Hairston, dated August 30, 2001. (8)
10.29	Agreement for Food Services with JDS Uniphase dated August 3, 2000.(9)
10.30	Agreement for Food Services with Tellium, Inc. dated January 9, 2001.(9)
10.31	Agreement for Food Services with American National Red Cross Blood Services Region dated April 2, 2001.(9)
10.32	Agreement for Food Services with Goodwill Industries of Western Connecticut dated April 6, 2001.(9)
10.33	Agreement for Food Services with Lucent Technologies dated May 14, 2001.(9)
10.34	Merger Agreement between Host America Corporation and SelectForce, Inc., dated October 26, 2001.(10)
10.35	Agreement for Food Services with Harbor Park Associates dated August 10, 2001.(11)
10.36	Agreement for Food Services with New England Business Services dated October 1, 2001 (New Hampshire).(12)
10.37	Agreement for Food Services with New England Business Services dated October 1, 2001 (Massachusetts).(12)
10.38	Agreement for Food Services with Armstrong Park Associates dated October 1, 2001. (12)
10.39	Agreement for Food Services with Ames Merchandise Corporation dated October 29, 2001.(12)
10.40	Agreement for Food Services with Merritt Crossing at 440 Wheelers Farm Road, L.L.C. (12)
10.41	Non-Competition and Employment Agreement between Host America Corporation and Tammi Didlot dated March 28, 2002.(10)
10.42	Non-Competition, Confidentiality and Non-Solicitation Agreement between Host America Corporation and Roger Lockhart dated March 28, 2002.(10)
10.43	Stratford YMCA Head Start Program dated January 2, 2002. (13)
10.44	Naugatuck Board of Education/Naugatuck Head Start Program dated February 2, 2002. (13)
10.45	Boston School Department for purchase of emergency and replacement meals and sandwiches for the food services department dated April 23, 2002.(13)
10.46	Food Preparation Agreement between Lifestream Services Inc. and Lindley Food Service Corp. dated July 1, 2002.(14)
10.47	Emergency Food Preparation Agreement between Host America Corporation/Lindley Food Service Corp and Suburban Boston Consortium of Elder Nutrition Programs dated March 17, 2003.(15)

10.48	Modification and Reaffirmation Agreement with Webster Bank dated July 31, 2003.(16)
10.49	Letter of Intent between Host America Corporation and GlobalNet Energy Investors, Inc. dated August 6, 2003.(17)
10.50	Merger Agreement dated September 24, 2003.(18)
10.51	Food Services Agreement between Host America Corporation and Pitney Bowes Inc. dated July 28, 2003.(19)
10.52	Agreement for Food Services between Host America Corporation and Stolt-Nielsen Transportation Group, Inc. dated August 4, 2003.(19)
10.53	Amended and Restated Merger Agreement dated December 2, 2003.(20)
10.54	Employment Agreement between Host America Corporation and Eric Barger dated December 23, 2003.(21)
10.55	Food Services Agreement between Host America Corporation and Honeywell International (Teterboro Operations) dated October 8, 2003. (22)
10.56	License Agreement/Distributor Agreement between EnergyNSync, Inc. and GlobalNet Energy Investors, Inc. dated November 1, 2003. (22)
10.57	Amendment Agreement between GlobalNet Energy Investors, Inc. and EnergyNSync, Inc. dated February 16, 2004. (22)
10.58	Asset Purchase Agreement between Host America Corporation and Advanced Refrigeration Controls, Inc. dated March 19, 2004. (23)
10.59	Consulting Agreement between Host America Corporation and Allan E. Schrum dated March 19, 2004. (23)
10.60	Extension of Emergency Food Preparation Agreement between Host America Corporation and Suburban Boston Consortium of Elder Nutrition Programs dated November 12, 2003. (24)
10.61	License/Distributor Agreement Waiver dated April 30, 2004. (24)
10.62	Securities Purchase Agreement between Host America Corporation and Laurus Master Fund, Ltd dated June 23, 2004. (25)
10.63	Secured Convertible Term Note A between Host America Corporation and Laurus Master Fund, Ltd dated June 23, 2004. (25)
10.64	Secured Convertible Term Note B between Host America Corporation and Laurus Master Fund, Ltd dated June 23, 2004. (25)
10.65	Master Security Agreement between Host America Corporation and Laurus Master Fund, Ltd dated June 23, 2004. (25)
10.66	Stock Pledge Agreement between Host America Corporation and Laurus Master Fund, Ltd dated June 23, 2004. (25)
10.67	Subsidiary Guaranty (25)
10.68	Common Stock Purchase Warrant between Host America Corporation and Laurus Master Fund, Ltd dated June 23, 2004. (25)
10.69	Registration Rights Agreement between Host America Corporation and Laurus Master Fund, Ltd dated June 23, 2004. (25)
10.70	Restricted Account Agreement between Host America Corporation, Laurus Master Fund, Ltd and North Fork Bank dated June 23, 2004. (25)
10.71	Restricted Account Side Letter between Host America Corporation and Laurus Master Fund, Ltd dated June 23, 2004. (25)

10.72	Funds Escrow Agreement between Host America Corporation, Laurus Master Fund, Ltd and Loeb & Loeb LLP dated June 23, 2004. (25)
10.73
Deposit Account Control Agreement between Host America Corporation, Lindley Food Service Corporation, GlobalNet Energy Investors, Inc., Laurus Master Fund, Ltd and Fleet National Bank dated June 23, 2004. (25)

10.74	Deposit Account Control Agreement between Host America, SelectForce, Inc., Laurus Master Fund, Ltd and Fleet National Bank dated June 23, 2004. (25)
10.75	Financial Advisory Agreement dated July 23, 1998. (26)
10.76	Merger and Acquisition Agreement dated July 23, 1998. (26)
10.77	Agreement of Merger and Plan of Reorganization dated September 29, 2004 by and among Host America Corporation, GlobalNet Acquisition Corp., RS Services, Inc. and Ronald Ray Sparks. (29)
10.78	Asset Purchase Agreement among FoodBrokers, Inc., as Seller, and Host America Corporation, as Buyer, dated October 29, 2004. (30)
10.79	Food Preparation Agreement between Lindley Food Service Corporation and Suburban Boston Consortium of Elder Nutrition Programs dated September 12, 2004. (31)
10.80	Amendment No. 1 and Consent dated February 15, 2005. (32)
10.81	Common Stock Purchase Warrant dated February 15, 2005. (32)
10.82	Executive Employment Agreement dated February 16, 2005. (32)
10.83	Share Purchase Agreement between Host America Corporation and T.E.D. Corporation dated March 31, 2005. (33)
10.84	TEGG License Agreement dated June 25, 2005.*
10.85	Pyramid Technologies Industrial, LLC Letter Agreement dated June 23, 2005.*
10.86	Ardour Capital Financial Advisory Agreement dated September 30, 2005.*
14	Code of Ethics. (28)
16	Letter from Carlin, Charron & Rosen, LLP to The Securities and Exchange Commission dated June 29, 2004. (27)
21	List of Subsidiaries*
24	Power of Attorney (included in signature page hereto)
31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002*
________________
* Filed herewith

(1)	The documents identified are incorporated by reference from the Company’s Registration Statement on Form SB-2 (No. 333-50673). Additional amendments to the Company’s Articles of Incorporation as listed in Exhibit 3.1 are incorporated by reference from the Company’s definitive proxy materials on Schedule 14A filed on March 25, 1999; definitive proxy material on Schedule 14A filed on October 17, 2000; and the Company’s August 13, 2003 Form 8-K.
(2)	The documents identified are incorporated by reference from the Company’s Form 10-KSB dated June 28, 1998.
(3)	The documents identified are incorporated by reference from the Company’s January 4, 1999 Form S-8.

(4)	The documents identified are incorporated by reference from the Company’s July 31, 2000 Form 8-K.
(5)	The documents identified are incorporated by reference from the Company’s Form 10-KSB dated June 25, 1999.
(6)	The documents identified are incorporated by reference from the Company’s Form 10-KSB dated June 30, 2000.
(7)	The documents identified are incorporated by reference from the Company’s March 16, 2001 Form 8-K.
(8)	The documents identified are incorporated by reference from the Company’s August 30, 2001 Form 8-K.
(9)	The documents identified are incorporated by reference from the Company’s June 29, 2001 Form 10-KSB.
(10)	The documents identified are incorporated by reference from the Company’s March 28, 2002 Form 8-K.
(11)	The document identified is incorporate by reference from the Company’s September 28, 2001 Form 10-QSB.
(12)	The documents identified are incorporated by reference from the Company’s December 28, 2001 Form 10-QSB.
(13)	The documents identified are incorporated by reference from the Company’s March 29, 2002 Form 10-QSB.
(14)	The document identified is incorporate by reference from the Company’s September 30, 2002 Form 10-QSB.
(15)	The document identified is incorporate by reference from the Company’s March 31, 2003 Form 10-QSB.
(16)	The document identified is incorporated by reference from the Company’s July 31, 2003 Form 8-K.
(17)	The document identified is incorporated by reference from the Company’s August 6, 2003 Form 8-K.
(18)	The document identified is incorporated by reference from the Company’s September 24, 2003 Form 8-K.
(19)	The documents identified are incorporated by reference from the Company’s September 30, 2003 Form 10-QSB.
(20)	The document identified is incorporated by reference from the Company’s December 2, 2003 Form 8-K.
(21)	The document identified is incorporated by reference from the Company’s December 23, 2003 Form 8-K.
(22)	The documents identified are incorporated by reference from the Company’s December 31, 2003 Form 10-QSB.
(23)	The documents identified are incorporated by reference from the Company’s March 19, 2004 Form 8-K.
(24)	The documents identified are incorporated by reference from the Company’s March 31, 2004 Form 10-QSB.
(25)	The documents identified are incorporated by reference from the Company’s June 23, 2004 Form 8-K.
(26)	The documents identified are incorporated by reference from the Company’s Post-Effective Amendment No. 2 to Form SB-2 filed July 20, 2004.
(27)	The document identified is incorporated by reference from the Company’s June 28, 2004 Form 8-K.
(28)	The document identified is incorporate by reference from the Company’s June 30, 2004 Form 10-KSB.
(29)	The document identified is incorporated by reference from the Company’s September 29, 2004 Form 8-K.
(30)	The document identified is incorporated by reference from the Company’s October 29, 2004 Form 8-K.

(31)	The documents identified are incorporated by reference from the Company’s September 30, 2004 Form 10-QSB.
(32)	The document identified is incorporated by reference from the Company’s February 15, 2005 Form 8-K.
(33)	The document identified is incorporated by reference from the Company’s March 31, 2005 Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOST AMERICA CORPORATION

September 14, 2006	By: /s/ DAVID J. MURPHY
David J. Murphy
Acting President, Acting Chief Executive Officer, Executive Vice President, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DAVID J. MURPHY	Acting President, Acting Chief Executive	September 14, 2006
David J. Murphy	Officer, Executive Vice President, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

/s/ ANNE L. RAMSEY	Director	September 14, 2006
Anne L. Ramsey

/s/ PATRICK J. HEALY	Director	September 14, 2006
Patrick J. Healy

/s/ JOHN D’ANTONA	Director	September 14, 2006
John D’Antona

/s/ GILBERT ROSSOMANDO	Director	September 14, 2006
Gilbert Rossomando

/s/ PETER SARMANIAN	Director	September 14, 2006
Peter Sarmanian

/s/ C. MICHAEL HORTON	Director	September 14, 2006
C. Michael Horton

/s/ NICHOLAS M. TROIANO	Director	September 14, 2006
Nicholas M. Troiano

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-1 - F-2

Consolidated Balance Sheets, June 30, 2005 and 2004	F-3

Consolidated Statements of Operations, Years ended June 30, 2005, 2004 and 2003	F-4

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency), Years ended June 30, 2005, 2004 and 2003	F-5 - F-6

Consolidated Statements of Cash Flows, Years ended June 30, 2005, 2004 and 2003	F-7 - F-8

Notes to Consolidated Financial Statements	F-9 - F-72

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Host America Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Host America Corporation and Subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Host America Corporation and Subsidiaries as of June 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from continuing operations, has negative cash flows from operations, has a stockholders’ deficiency at June 30, 2005 and is currently involved in significant litigations that can have an adverse effect on the Company’s operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, the Company restated its consolidated financial statements as of and for the year ended June 30, 2004.

Mahoney Cohen & Company, CPA, P.C.
New York, New York
September 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Host America Corporation

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows of Host America Corporation and subsidiaries (the Company) for the year ended June 30, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows. We believe that our audit of the consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows provides a reasonable basis for our opinion.

In our opinion, the consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows referred to above present fairly, in all material respects, the results of operations and cash flows of Host America Corporation and subsidiaries for the year ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/    Carlin, Charron & Rosen, LLP

Glastonbury, Connecticut
September 24, 2003, except for Note 4,
  as to which the date is September 13, 2006

HOST AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 AND 2004

ASSETS
	2005	As Restated 2004 (Note 1)
CURRENT ASSETS
Cash	$1,015,227	$3,875,912
Cash - restricted	1,630,000	2,370,000
Accounts receivable, net of allowance for doubtful accounts of $52,495 and $23,000 at June 30, 2005 and 2004, respectively	5,190,539	2,709,077
Inventories	875,159	697,936
Prepaid expenses and other current assets	178,706	126,099
Assets of discontinued operation held for disposition	-	1,322,800
Total current assets	8,889,631	11,101,824

EQUIPMENT AND IMPROVEMENTS, net	1,789,801	948,537

OTHER ASSETS
Other	514,891	133,453
Cash - restricted	-	1,630,000
Deferred financing costs, net	1,297,551	1,877,379
Intangible assets, net	262,500	-
	2,074,942	3,640,832
Total Assets	$12,754,374	$15,691,193

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Current portion of long-term debt	$2,077,296	$1,111,043
Accounts payable	3,655,068	2,498,278
Accrued expenses	2,236,763	665,090
Liabilities of discontinued operation to be settled	-	111,491
Total current liabilities	7,969,127	4,385,902

LONG-TERM LIABILITIES
Long-term debt, less current portion	5,131,579	4,953,439
Subordinated debt	2,702,668	2,434,688
Warrant liability	921,382	2,004,139
	8,755,629	9,392,266
Total liabilities	16,724,756	13,778,168

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.001 par value, 2,000,000 shares authorized	-	-
Preferred stock, Series B, $.001 par value, 266,667 shares issued and outstanding	267	267
Common stock, $.001 par value, 80,000,000 shares authorized; 4,926,494 and 4,056,991 issued and outstanding at June 30, 2005 and 2004, respectively	4,926	4,057
Additional paid-in capital	24,734,882	20,924,003
Accumulated deficit	(28,710,457)	(19,015,302)
Total stockholders' equity (deficiency)	(3,970,382)	1,913,025
Total Liabilities and Stockholders’ Equity (Deficiency)	$12,754,374	$15,691,193

See accompanying notes to the consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003

	2005	As Restated 2004 (Note 1)	2003
NET REVENUES	$30,793,836	$24,935,307	$23,432,806

OPERATING COSTS AND EXPENSES
Cost of revenues	27,228,070	21,529,720	19,906,778
Selling, general and administrative expenses	7,366,603	4,561,643	3,367,525
Depreciation and amortization	496,830	507,822	363,749
Research and development costs	93,087	101,880	-
Goodwill impairment charges	3,695,024	8,658,719	121,000
Intangible impairment charges	-	907,323	-
	38,879,614	36,267,107	23,759,052

Loss from operations	(8,085,778)	(11,331,800)	(326,246)

OTHER INCOME (EXPENSE)
Fair value gain (loss) on warrant	1,082,757	(552,103)	-
Other income (expense)	17,813	26,327	17,705
Amortization of deferred financing costs	(593,787)	(58,648)	(32,542)
Amortization of debt discount	(1,108,714)	(169,661)	(43,400)
Interest expense	(936,476)	(375,827)	(307,634)
	(1,538,377)	(1,129,912)	(365,871)

Loss from continuing operations before provision for income taxes	(9,624,155)	(12,461,712)	(692,117)
Provision for income taxes	(39,000)	(55,000)	(29,000)
Loss from continuing operations	(9,663,155)	(12,516,712)	(721,117)

Income from discontinued operations	172,063	147,374	80,959
Impairment charge of discontinued operations	-	(491,555)	-
Loss on sale of discontinued operations	(172,063)	-	-
Income (loss) from discontinued operations	-	(344,181)	80,959
Net loss	(9,663,155)	(12,860,893)	(640,158)

Preferred stock dividends, including charges for beneficial conversion in 2004	(32,000)	(428,800)	-

Net loss applicable to common stockholders	$(9,695,155)	$(13,289,693)	$(640,158)

Loss per share - basic and diluted:
Loss from continuing operations	$(2.22)	$(3.47)	$(0.33)
Income (loss) from discontinued operations	-	(0.09)	0.04
Net loss per share	$(2.22)	$(3.56)	$(0.29)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,374,918	3,725,721	2,178,234

See accompanying notes to the consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, June 30, 2002	700,000	$700	2,173,537	$2,173	$10,879,761	$(5,085,451)	$(80,277)	$5,716,906
Value assigned to warrants issued in connection with private placement of subordinated debt					434,000			434,000
Issuance of common stock:
For employee benefit plan			9,807	10	25,645			25,655
Net loss						(640,158)		(640,158)
Unrealized gain on interest rate swap							51,178	51,178
Comprehensive loss								(588,980)
Balance, June 30, 2003	700,000	700	2,183,344	2,183	11,339,406	(5,725,609)	(29,099)	5,587,581

Conversion of convertible series “A” preferred stock to common stock	(700,000)	(700)	700,000	700				-
Issuance of convertible preferred stock series “B”, net of issuance costs	266,667	267			386,674			386,941

Beneficial conversion charge on convertible series "B" preferred stock					400,000	(400,000)		-
Beneficial conversion charge on Laurus note					1,154,072			1,154,072

Convertible preferred stock series “B” dividend declared						(28,800)		(28,800)
Value assigned to warrants in connection with private placement of subordinated debt					932,730			932,730
Value assigned to warrants in connection with Laurus Fund financing					600,000			600,000
Issuance of common stock:
For employee benefit plan			5,157	5	11,391			11,396
In connection with vendor non-cash compensation			5,000	5	25,695			25,700
Upon exercise of options and warrants			123,990	125	347,061			347,186
In connection with private placement offering, net of issuance costs			500,000	500	2,214,717			2,215,217
Pursuant to GlobalNet acquisition			550,000	550	3,205,950			3,206,500
Pursuant to acquisition of patent			50,000	50	347,450			347,500
Cancellation of escrow shares			(60,500)	(61)	(41,143)			(41,204)
Net loss						(12,860,893)		(12,860,893)
Unrealized gain on interest rate swap							29,099	29,099
Comprehensive loss								(12,831,794)

HOST AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (continued)
FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficiency)

Balance, June 30, 2004 as restated	266,667	267	4,056,991	4,057	20,924,003	(19,015,302)	1,913,025
Issuance of common stock:
In connection with the conversion of Laurus debt and interest payable			169,531	170	605,056		605,226
Upon exercise private placement warrants			169,420	169	338,671		338,840
In connection with private placement offerings			82,525	82	249,583		249,665
Upon exercise of options			16,250	16	34,890		34,906
Pursuant to RS Services acquisition			431,777	432	2,022,874		2,023,306
Beneficial conversion in connection with Laurus Fund financing					113,386		113,386
Beneficial conversion in connection with private placement offering					28,744		28,744
Value assigned to warrants in connection with Laurus Fund financing					77,000		77,000
Options issued for services rendered					340,675		340,675
Convertible preferred stock series “B” dividend declared						(32,000)	(32,000)
Net loss						(9,663,155)	(9,663,155)

Balance, June 30, 2005	266,667	$267	4,926,494	$4,926	$24,734,882	$(28,710,457)	$(3,970,382)

See accompanying notes to the consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003

	2005	As Restated 2004 (Note 1)	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,663,155)	$(12,860,893)	$(640,158)
Income from discontinued operations	172,063	(344,181)	-
Income (loss) on sale of discontinued operations	(172,063)	-	80,959
Loss from continuing operations	(9,663,155)	(12,516,712)	(721,117)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	578,886	507,822	363,749
Impairment charge	3,695,024	9,566,042	121,000
Bad Debt expense & Write-off of note receivable - related party	221,945	133,744	-
Revaluation of warrant liability	(1,082,757)	552,103	-
Amortization of debt discount	1,108,714	169,661	43,400
Non-cash compensation	417,675	37,096	25,655
Amortization of deferred financing costs	593,787	58,648	32,542
Beneficial conversion charge to interest expense	113,386	-	-
Loss on disposal of property and equipment	23,766	3,199	6,282
Inventory obsolescence	123,844	358,080	-
Deferred tax expense	-	30,000	-
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(2,296,006)	(108,973)	339,024
Increase in inventories	(47,669)	(400,328)	(38,532)
(Increase) decrease in prepaid expenses and other current assets	(52,607)	196,229	(12,995)
Increase in other assets	(311,224)	(133,906)	(14,421)
Increase (decrease) in accounts payables	858,758	705,541	(48,090)
Increase (decrease) in accrued expenses	1,063,683	(1,278,398)	(119,518)
Net cash used in operating activities of continuing operations	(4,653,950)	(2,120,152)	(23,021)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	-	15,145	137,940
Proceeds from sale of discontinued operations, net	878,522	-	-
Purchases of equipment and improvements	(277,385)	(273,137)	(205,224)
Payment for purchase of GlobalNet, net of cash received	-	(162,088)	-
Payment for purchase of RS Services, net of cash received	(278,654)	-	-
Payment for purchase of FoodBrokers, net of cash received	(327,056)	-	-
Purchase of patents	-	(64,298)	-
Issuance of note receivable - related party	-	(125,000)	-
(Increase) decrease in restricted cash	2,370,000	(4,000,000)	-
Net cash provided by (used in) investing activities of continuing operations	2,365,427	(4,609,378)	(67,284)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt and warrants	-	8,000,000	-
Proceeds from issuance of common stock, net	623,411	2,562,403	-
Proceeds from issuance of subordinated debt and warrants	250,000	2,000,000	1,475,000
Proceeds from issuance of preferred stock, net	-	386,941	-
Payments on demand note payable	-	(424,889)	(1,013,000)
Payments for deferred financing costs	(13,959)	(1,090,330)	(129,121)
Principal payments on long-term debt	(1,564,401)	(1,425,168)	(439,064)
Net cash provided by (used in) financing activities of continuing operations	(704,949)	10,008,957	(106,185)

HOST AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003

	2005	As Restated 2004 (Note 1)	2003
Net cash (used in) provided by continuing operations	(2,993,472)	3,279,427	(196,490)
Net cash provided by discontinued operations:
Net cash provided by operating activities	133,467	220,539	(63,105)
Net cash used in investing activities	(680)	(2,806)	(10,278)
Net cash provided by financing activities	-	-	-
Total net cash provided by (used in) discontinued operations	132,787	217,733	(73,383)

NET INCREASE (DECREASE) IN CASH	(2,860,685)	3,497,160	(269,873)

CASH, beginning of year	3,875,912	378,752	648,625
CASH, end of year	$1,015,227	$3,875,912	$378,752

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2005	2004	2003
Cash paid during the year for:
Interest	$629,903	$380,214	$298,701
Income taxes	22,103	38,554	29,570

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES AND OTHER INFORMATION:

The Company purchased all of the outstanding stock of RS Services and certain assets of FoodBrokers for $2,678,679 in 2005 and GlobalNet for $3,449,831 in 2004, respectively. In connection with the acquisitions, liabilities were assumed as follows:

	2005	As Restated 2004 (Note 1)	2003
Fair value of assets acquired	$5,259,062	$5,091,147	$-
Less, liabilities assumed	2,580,383	1,641,316	-
Net purchase price	$2,678,679	$3,449,831	$-

Equipment acquired through assumption of notes payable and capital leases	$645,669	$180,507	$173,410
Goodwill recorded in connection with amount due to sellers pursuant to earnout EBITA provision of shareholder purchase agreement	-	-	141,600
Issuance of common stock to acquire patents	-	347,500	-
Issuance of common stock upon conversion of long-term debt and accrued interest	605,226	-	-
Fair value of warrants issued in connection with debt financing	-	1,436,131	-
Dividends on preferred stock, including beneficial conversion charge	32,000	428,800	-
Conversion of preferred stock to common stock	-	700	-
Cancellation of escrow shares due to non-payment of receivable	-	41,204	-

See accompanying notes to the consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Host America Corporation (“Host”) was incorporated in Delaware on February 6, 1986 with the name University Dining Services, Inc. On March 9, 1998, Host filed a certificate of amendment changing its name to Host America Corporation, and during fiscal 1999 changed its state of incorporation from Delaware to Colorado. Host is a contract food management and energy management organization, which specializes in providing management of corporate dining rooms and cafeterias and such ancillary services as special event catering and office coffee service to business and industry accounts located in the Northeast area of the United States. In July 2000, Host purchased all of the issued and outstanding shares of Lindley Food Service Corporation (“Lindley”). Lindley provides unitized meals primarily under fixed-price contracts for governmental programs in Connecticut, Florida, Indiana, Massachusetts and Rhode Island. On March 28, 2002, Host purchased all of the issued and outstanding shares of SelectForce, Inc. (“SelectForce”), a regional employment and drug screening company located in Oklahoma City, Oklahoma. On March 31, 2005, Host and T.E.D. Corporation (“Purchaser”) entered into a Share Purchase Agreement whereby Host sold to the Purchaser all of its shares in SelectForce. Host decided to sell SelectForce in order to concentrate its resources on its food and energy management operations, to streamline its overall operation and to raise capital. On December 23, 2003, Host purchased all of the issued and outstanding shares of GlobalNet Energy Investors, Inc. (“GlobalNet”). GlobalNet, which is located in Carrollton, Texas, markets, sells, installs and manages energy saving products and technology. On October 29, 2004, Host purchased the operating assets of FoodBrokers, Inc. (“FoodBrokers”), a food service company located in Bridgeport, Connecticut. On February 16, 2005, GlobalNet Acquisition Corp. (“Global”), a newly-formed, wholly-owned subsidiary of Host, acquired and merged with RS Services, an Oklahoma corporation, pursuant to the terms and conditions of the Agreement of Merger and Plan of Reorganization dated September 29, 2004. As a result, Global, as the surviving corporation, changed its name to RS Services, Inc. (“RS Services”), a Connecticut corporation, and will conduct the electrical installation and energy management business formerly conducted by RS Services, Inc. On April 7, 2005, GlobalNet was merged into RS Services. As used herein, “RS Services” or “RS” refers to RS Services, Inc. before the Merger and RS Services, Inc. together with Global after the Merger.

RESTATEMENT

On May 2, 2006, Host was notified of the resignation of its independent registered public accounting firm, J.H. Cohn LLP, effective that date. No report of J.H. Cohn LLP on the financial statements of the Company for the fiscal year ended June 30, 2004 contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope, or accounting principles. J.H. Cohn LLP, at the time of resignation, had not yet released a report or opinion regarding the Company’s financial statements for the fiscal year ended June 30, 2005. Further, J.H. Cohn LLP advised that its report on the 2004 consolidated financial statements of the Company dated September 7, 2004 may no longer be relied upon.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RESTATEMENT

As a result of this, the Company’s 2004 financial statements have been re-audited, which resulted in a restatement, whereby the Company’s net loss increased by $7,941,576, assets decreased by $5,962,964 and stockholders’ equity decreased by $7,033,818.

The re-audit resulted in corrections of errors and changes in previous accounting estimates. The major adjustments to the previously issued financial statements are i) the allocation and valuation of the purchase price of the acquisitions transacted in fiscal 2005 and in fiscal 2004, ii) with respect to the Laurus transaction and the reclassification of the warrant liability pursuant to EITF No. 00-19, iii) with respect to the 2004 preferred stock dividend beneficial conversion adjustment, and iv) with respect to the re-audit of fiscal 2004 resulting from the resignation of our prior independent public accounting firm.

The impact of the adjustments are summarized below. The foregoing adjustments do not affect the fiscal 2003 financial statements. The following tables reconcile the previously reported amounts to the restated 2004 amounts, which summarize the restatement amounts and the reclassification of discontinued operations of SelectForce.

HOST AMERICA CORPORATION RESTATED CONSOLIDATED BALANCE SHEET JUNE 30, 2004

	As Previously Reported June 30, 2004	Discontinued Operations Reclassifications	Restatement Adjustment June 30, 2004	As Restated June 30, 2004
ASSETS
CURRENT ASSETS
Cash	$3,891,201	$(124,143)	$108,854	$3,875,912
Restricted Cash	-	-	2,370,000	2,370,000
Accounts receivable, net of allowance for doubtful accounts of $23,000	2,902,835	(243,048)	49,290	2,709,077
Inventories	1,055,865	-	(357,929)	697,936
Note receivable - related party	125,000	-	(125,000)	-
Prepaid expenses and other current assets	178,257	(660)	(51,498)	126,099
Assets of discontinued operation held for disposition	-	1,814,355	(491,555)	1,322,800
Total current assets	8,153,158	1,446,504	1,502,162	11,101,824

EQUIPMENT AND IMPROVEMENTS, net	1,106,863	(10,592)	(147,734)	948,537

OTHER ASSETS
Other	179,947	(2,994)	(43,500)	133,453
Cash - restricted	4,000,000	-	(2,370,000)	1,630,000
Deferred financing costs, net	1,895,110	-	(17,731)	1,877,379
Intangible assets, net	1,038,279	(130,956)	(907,323)	-
Goodwill, net	5,280,800	(1,301,962)	(3,978,838)	-
	12,394,136	(1,435,912)	(7,317,392)	3,640,832
Total Assets	$21,654,157	$-	$(5,962,964)	$15,691,193

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$1,136,849	$-	$(25,806)	$1,111,043
Accounts payable	2,436,869	(95,251)	156,660	2,498,278
Accrued expenses	681,370	(16,240)	(40)	665,090
Liabilities of discontinued operation to be settled	-	111,491	-	111,491
Total current liabilities	4,255,088	-	130,814	4,385,902

LONG-TERM LIABILITIES
Long-term debt, less current portion	5,523,836	-	(570,397)	4,953,439
Subordinated debt	2,928,390	-	(493,702)	2,434,688
Warrant Liability	-	-	2,004,139	2,004,139
	8,452,226	-	940,049	9,392,266
Total liabilities	12,707,314	-	1,070,854	13,778,168

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 2,000,000 shares authorized	-	-	-	-
Preferred stock, Series B, $.001 par value, 266,667 shares issued and outstanding	267	-	-	267
Common stock, $.001 par value, 80,000,000 shares authorized; 4,056,991 issued and outstanding	4,118	-	(61)	4,057
Additional paid-in capital	20,149,518	-	774,485	20,924,003
Accumulated deficit	(11,207,060)	-	(7,808,242)	(19,015,302)
Total stockholders' equity	8,946,843	-	(7,033,818)	1,913,025
Total Liabilities and Stockholders’ Equity	$21,654,157	$-	$(5,962,964)	$15,691,193

HOST AMERICA CORPORATION RESTATED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2004

	As Previously Reported June 30, 2004	Discontinued Operations Reclassifications	Restatement Adjustment June 30, 2004	As Restated June 30, 2004

NET REVENUES	$26,827,497	$(1,892,190)	$-	$24,935,307

OPERATING COSTS AND EXPENSES:
Cost of revenues	22,509,072	(1,328,786)	349,434	21,529,720
Selling, general and administrative expenses	4,765,723	(355,521)	151,441	4,561,643
Acquired in process research and development costs	3,431,381	-	(3,431,381)	-
Depreciation and amortization	393,505	(33,417)	147,734	507,822
Research and development costs	101,880	-	-	101,880
Goodwill impairment charges	-	-	8,658,719	8,658,719
Intangible impairment charges	-	-	907,323	907,323
	31,201,561	(1,717,724)	6,783,270	36,267,107

Loss from operations	(4,374,064)	(174,466)	(6,783,270)	(11,331,800)

OTHER INCOME (EXPENSE)
Fair value loss on warrant	-	-	(552,103)	(552,103)
Other income (expense)	10,235	16,092	-	26,327
Amortization of deferred financing costs	(39,994)	-	(18,654)	(58,648)
Amortization of debt discount	(107,991)	-	(61,670)	(169,661)
Interest expense	(371,503)	-	(4,324)	(375,827)
	(509,253)	16,092	(636,751)	(1,129,912)

Loss from continuing operations before provision for income taxes	(4,883,317)	(158,374)	(7,420,021)	(12,461,712)
Provision for income taxes	(36,000)	11,000	(30,000)	(55,000)
Loss from continuing operations	(4,919,317)	(147,374)	(7,450,021)	(12,516,712)

Income from discontinued operations	-	147,374	-	147,374
Impairment charge of discontinued operations	-	-	(491,555)	(491,555)
Income (loss) from discontinued operations	-	147,374	(491,555)	(344,181)
Net loss	(4,919,317)	-	(7,941,576)	(12,860,893)
Preferred stock dividends, including charges for beneficial conversion	(562,134)	-	133,334	(428,800)

Loss applicable to common stockholders	$(5,481,451)	$-	$(7,808,242)	$(13,289,693)

Loss per share - basic and diluted:
Loss from continuing operations	$(1.58)	$-		$(3.47)
Income (loss) from discontinued operations	-	-		(0.09)
Net loss per share	$(1.58)	$-		$(3.56)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	3,471,749	-	253,972	3,725,721

HOST AMERICA CORPORATION RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEAR ENDED JUNE 30, 2004

	As Previously Reported June 30, 2004	Discontinued Operations Reclassifications	Restatement Adjustment June 30, 2004	As Restated June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,919,317)	$-	$(7,941,576)	$(12,860,893)
(Income)/Loss from discontinued operations	-	147,374	(491,555)	(344,181)
Loss from continuing operations	(4,919,317)	(147,374)	(7,450,021)	(12,516,712)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	393,505	(33,417)	147,734	507,822
Impairment charge	-	-	9,566,042	9,566,042
Write off acquired in process research and development costs	3,431,381	-	(3,431,381)	-
Bad debt expenses and write off of note receivable - related party	4,000	-	129,744	133,744
Change due to revaluation of warrant liability	-	-	552,103	552,103
Amortization of debt discount	107,991	-	61,670	169,661
Non-Cash compensation	37,096	-	-	37,096
Amortization of deferred financing costs	39,994	-	18,654	58,648
Loss on disposal of property and equipment	3,199	-	-	3,199
Inventory Obsolescence	-	-	358,080	358,080
Deferred tax expense	-	-	30,000	30,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(71,909)	35,309	(72,373)	(108,973)
Increase in inventories	(400,177)	-	(151)	(400,328)
Decrease (increase) in prepaid expenses and other	176,215	(6,159)	26,173	196,229
Increase in other assets	(133,028)	-	(878)	(133,906)
Increase (decrease) in accounts payable	561,721	(12,445)	156,265	705,541
Increase (decrease) in accrued expenses	(1,293,533)	15,180	(45)	1,278,398
Decrease in deferred revenue	(18,390)	-	18,390	-
Net cash provided by (used in) operating activities	(2,081,252)	(148,906)	110,006	(2,120,152)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	15,145	-	-	15,145
Purchases of equipment and improvements	(275,943)	2,806	-	(273,137)
Payment for purchase of GlobalNet, net of cash received	(176,438)	-	14,350	(162,088)
Purchase of patents	(64,298)	-	-	(64,298)
Issuance of note receivable - related party	(125,000)	-	-	(125,000)
Increase in restricted cash	(4,000,000)	-	-	(4,000,000)
Net cash provided by (used in) investing activities	(4,626,534)	2,806	14,350	(4,609,378)

HOST AMERICA CORPORATION RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued) FOR THE YEAR ENDED JUNE 30, 2004

	As Previously Reported June 30, 2004	Discontinued Operations Reclassifications	Restatement Adjustment June 30, 2004	As Restated June 30, 2004

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt and warrants	8,000,000	-	-	8,000,000
Proceeds from issuance of common stock, net	2,562,403	-	-	2,562,403
Proceeds from subordinated debt and warrants	2,000,000	-	-	2,000,000
Proceeds from issuance of preferred stock, net	386,941	-	-	386,941
Payments on demand note payable	(424,889)	-	-	(424,889)
Payments for deferred financing costs	(1,088,830)	-	(1,500)	(1,090,330)
Principal payments on long-term debt	(1,411,166)	-	(14,002)	(1,425,168)
Net cash provided by (used in) financing activities	10,024,459	-	(15,502)	10,008,957

Net cash provided by continuing operations	3,316,673	(146,100)	108,854	3,279,427
Net cash provided by discontinued operations:
Net cash provided by operating activities	-	220,539	-	220,539
Net cash used in investing activities	-	(2,806)	-	(2,806)
Net cash provided by financing activities	-	-	-	-
Total net cash provided by discontinued operations	-	217,733	-	217,733

NET INCREASE IN CASH	3,316,673	71,633	108,854	3,497,160

CASH, beginning of year	450,385	(71,633)	-	378,752

CASH, end of year	$3,767,058	$-	$108,854	$3,875,912

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Host and its wholly-owned subsidiary Lindley for all periods, GlobalNet from December 23, 2003 and RS Services from February 16, 2005 (collectively the “Company”). The consolidated financial statements also reflect the accounts and results of SelectForce as a discontinued operation. All material intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company defines cash equivalents as highly liquid instruments with a maturity when acquired of three months or less. The Company had no cash equivalents at June 30, 2005 or 2004.

ACCOUNTS RECEIVABLE

Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. We specifically reserve for customers with known disputes or collectibility issues. The remaining reserve recorded in the allowance for doubtful accounts is our best estimate of the amount of probable losses in our existing accounts receivable based on our actual write-off experience.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INVENTORIES

Inventories consist primarily of food, paper products and electrical components and are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventories consist of the following:

	2005	2004
Raw materials	$707,543	$589,059
Finished goods	167,616	108,877
Totals	$875,159	$697,936

EQUIPMENT AND IMPROVEMENTS

Equipment and improvements are stated at cost. Upon retirement or disposition of depreciable properties, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the results of operations. Depreciation and amortization are computed by applying the straight-line method over the estimated useful lives of the related assets:

          Equipment and fixtures:     3-5 years
          Vehicles:                          3-5 years
          Leasehold improvements:  Lesser of life of the asset or life of lease

Maintenance, repairs, small tools and minor renewals are charged to operations as incurred. Expenditures which substantially increase the useful lives of the related assets are capitalized.

DEFERRED FINANCING COSTS

Costs incurred in connection with obtaining the debt described in Notes 10 and 12, have been deferred and are being amortized over the term of the related borrowings, using the straight-line method.

INTANGIBLE ASSETS

Intangible assets consist of the following:

Covenant Not to Compete

The carrying value of the covenant not to compete, acquired pursuant to the RS Services acquisition on February 16, 2005, expires on February 16, 2010, and is amortized on the straight line method over 5 years.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INTANGIBLE ASSETS (Continued)

Patented Technology

The carrying values of the two Fan Saver patents, acquired on March 19, 2004, in the amount of $411,798 net of accumulated amortization, expire on July 28, 2013 and August 1, 2017, respectively and have been tested for impairment in 2004. As of June 30, 2004, the net value of the patents have been fully impaired.

Customer Lists

The carrying values of Lindley customer lists have been tested for impairment in 2004. As of June 30, 2004, all customer lists have been fully impaired resulting in an impairment loss of $507,617.

GOODWILL

Effective July 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires companies to stop amortizing goodwill and certain intangible assets with indefinite useful lives. Instead, goodwill and intangible assets deemed to have an indefinite useful life are subject to an annual review for impairment. Goodwill and other intangible assets with indefinite useful lives are deemed impaired only when the carrying amount of a reporting unit exceeds the fair value, including goodwill, and the carrying amount of the goodwill exceeds the estimated fair value which is determined based on models that incorporate estimates of future profitability and cash flows (see Note 5). As of June 30, 2005 and 2004, all goodwill has been fully impaired.

IMPAIRMENT OF LONG-LIVED ASSETS

Impairment losses on long-lived tangible and intangible assets that do not have indefinite lives, such as equipment, patented technology and customer lists, are generally recognized when events or changes in circumstances which may not be recoverable, such as the occurrence of significant adverse changes in the environment in which the Company’s business operates, indicate that the sum of the undiscounted cash flows estimated to be generated by such assets are less than their carrying amount. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. Impairment losses for goodwill and other intangible assets with indefinite useful lives are discussed in Note 5 and Note 6. The Company has determined that all intangible assets in fiscal 2004 and 2005 required full impairment with the exception of the covenant not to compete relating to the RS Services acquisition. (See Note 6).

REVENUE RECOGNITION

The Company derives its revenues from business dining management, the sale of unitized meals and electrical customer contracts for service work performed. We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectibility is reasonably assured.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

REVENUE RECOGNITION (Continued)

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

Energy Management. Our energy management division recognizes revenues from contract installations and the installation of computerized products when the products are delivered and the installation is complete.

RESEARCH AND DEVELOPMENT

Research and development costs related to our energy management division are expensed when incurred. The amount charged to expense for the years ended June 30, 2005 and June 30, 2004 was $93,087 and $101,880 respectively. There were no research and development costs incurred for the year ended June 30, 2003.

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

NET LOSS PER COMMON SHARE

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is calculated by dividing net income or loss applicable to common shareholders by the weighted average number of common shares outstanding during the period.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NET LOSS PER COMMON SHARE (Continued)

The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants and the conversion of convertible securities, were issued during the period and appropriate adjustments were made for the application of the treasury stock method and the elimination of interest and other charges related to convertible securities. Diluted earnings per common share are not presented as the effects of potentially dilutive convertible preferred stock, stock options and stock warrants are anti-dilutive.

The 2005 preferred stock dividend declared of $32,000 has been added to the net loss of $9,663,155 for the year ended June 30, 2005 to calculate the net loss applicable to common stockholders of $9,695,155 and the corresponding net loss per common share of $2.22. The 2004 preferred stock charge of $400,000, which represents the recorded discount resulting from the allocation of proceeds from the sale of the beneficial conversion feature at the date of issuance, and the $28,800 preferred stock dividend declared have been added to the net loss of $12,860,893 for the year ended June 30, 2004 to calculate the net loss applicable to common stockholders of $13,289,693 and the corresponding net loss per common share of $3.56. There were no preferred stock dividends in 2003.

Convertible preferred shares subject to potential dilution totaled 266,667 for 2005 and 2004 and 700,000 for 2003. Shares under stock purchase options totaled 1,403,078, 1,030,650 and 700,850 for 2005, 2004 and 2003 respectively. Shares under warrants totaled 2,763,518, 2,710,422 and 1,600,412 for 2005, 2004 and 2003, respectively.

COMPREHENSIVE LOSS

Comprehensive loss, which is reported on the accompanying consolidated statement of changes in stockholders’ equity as a component of accumulated other comprehensive income, consists of net loss and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States of America, are excluded from net loss. For the Company, comprehensive loss consisted of gains and losses on the Company’s interest rate swap agreement, which was unwound by the Company in fiscal 2004.

SEGMENT INFORMATION

The Company’s primary operating segments are the management of corporate dining (Host), the preparation of unitized meals (Lindley) and energy management (RS Services).

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

DERIVATIVES

The Company accounts for derivative values arising from the issuance of convertible debt and equity instruments with non-detachable conversion options and registration rights agreements pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and incorporating the consensus of EITF 00-19 and EITF 05-04. Such value is allocated with each respective derivative according to the method and manner prescribed within the above standard and consensus.

In fiscal 2003, the Company’s interest rate swap, which was carried at fair market value, was used to manage liquidity and interest rate exposure. The Company entered into this agreement with a major financial institution. In connection with the July 31, 2003 Modification and Reaffirmation Agreement, the Company unwound the interest rate swap agreement by paying the bank a swap breakage fee of $18,083, which represented the fair value of the interest rate swap upon termination.

STOCK COMPENSATION PLANS

The Company accounts for stock option awards granted to officers, directors and employees (collectively “employees”) using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, no stock-based employee compensation cost is reflected in net income or loss, as all options granted to employees under these plans have been granted at no less than fair market value on the date of grant. In accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and related interpretations of the EITF of the Financial Accounting Standards Board (the “FASB”), all other issuances of common stock, stock options or other equity instruments to non employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Such fair value is measured as of an appropriate date pursuant to the guidance in the consensus of the Emerging Issues Task Force for EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (generally, the earlier of the date the other party becomes committed to provide goods or services or the date performances by the other party is complete) and capitalized or expensed as if the Company had paid cash for the goods or services.

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment” (“SFAS 123R”), which revises SFAS 123. The new standard will require us to expense employee stock options and other share-based payments over the service periods commencing in the first quarter of fiscal 2006. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We will adopt the standard as required on July 1, 2005 and will adopt the modified prospective transition method.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK COMPENSATION PLANS (Continued)

Had compensation cost for the Company’s stock option plans been determined in accordance with the fair value-based method prescribed under SFAS 123 and amortized over the vesting period, the Company’s net loss and net loss per share would have approximated the pro forma amounts indicated below:

	2005	2004	2003
Net loss - as reported	$(9,663,155)	$(12,860,893)	$(640,158)
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(87,827)	(1,621,961)	(188,000)
Pro forma net loss	(9,750,982)	(14,482,854)	(828,158)
Preferred stock dividends and charges for beneficial conversion in 2004	(32,000)	(428,800)	-

Pro forma net loss applicable to common stockholders	$(9,782,982)	$(14,911,654)	$(828,158)
Net loss per common share, as reported	$(2.22)	$(3.90)	$(.29)
Pro forma net loss per common share applicable to common stockholders	$(2.24)	$(4.00)	$(.38)

The fair value of stock options issued by the Company and all pro-forma disclosures have been determined using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0% for 2005, 2004 and 2003; expected volatility of 72% for 2005, 77% for 2004 and 60% for 2003; average risk-free interest rate of 4.2% for 2005, 4.4% for 2004 and 3.4% for 2003; and expected option holding period of 10 years for 2005, 2004 and 2003.

BENEFICIAL CONVERSION RIGHTS

The Company accounts for the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt and equity instruments with non-detachable conversion options pursuant to the consensus for EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments.” Such value is allocated to additional paid-in capital and the resulting discount is charged to interest expense or preferred stock dividends using the effective yield method over the period to the stated maturity or redemption date, if any. If there is no stated maturity or redemption date, discount is charged over the period to the first date the instrument may be converted. Such value is determined after first allocating an appropriate portion of the proceeds received to any other detachable instruments included in the exchange.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ADVERTISING

The Company expenses advertising costs when incurred. Advertising costs incurred for the years ending June 30, 2005, 2004 and 2003 were $18,229, $24,905 and $12,552, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” which supersedes FASB 3, “Reporting Accounting Changes in Interim Financial Statements and APB Opinion No. 20, “Accounting Changes” which changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. This Statement also carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability.

No other new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the consolidated financial statements.

NOTE 2 -	GOING CONCERN

The Company incurred net losses of $9,663,155, $12,860,893 and $640,158 for the years ended June 30, 2005, 2004 and 2003, respectively, and had an accumulated deficit of $28,710,457 as of June 30, 2005. The 2005 and 2004 losses included a full impairment of significantly all intangibles of $3,695,024 and $9,566,042 respectively. The Company had $4,653,950, $2,120,152 and $23,021 of cash that was used in operating activities during 2005, 2004 and 2003, respectively.

In addition, as described in Note 15 and in this note, the Company is currently involved in significant litigation that can have an adverse effect on the Company’s operations. The Company has been subject to an SEC investigation and has been named defendant in numerous litigations, including shareholder lawsuits. If an adverse ruling with any or all of these legal matters occurs, the Company may be forced to either make material payments, restructure operations, sell off a significant portion of our assets or take other necessary and appropriate matters to ensure our ability to continue operations.

The Company has suffered recurring losses from continuing operations, has negative cash flows from operations, has a stockholders’ deficiency at June 30, 2005 and is currently involved in significant litigations that can have an adverse effect on the Company’s operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 -	GOING CONCERN (Continued)

The Company plans to improve cash flow through continued focus, deployment and promotion of its energy management segment and the underlying technology associated with our new and innovative light controller. The Company also plans to continue its efforts to identify ways of reducing operating costs and to increase liquidity through additional equity financing. Moreover, the Company has entered into agreements with institutional investment firms that could provide additional equity financing. The completion of the equity funding and the operational initiatives are expected to improve the Company’s cash flow and to help foster the implementation of the Company’s current initiatives and business plan.

NOTE 3 -	ACQUISITIONS

GLOBALNET

On December 23, 2003, the Company issued 550,000 shares of Host’s common stock valued at $3,206,500 in exchange for all of the outstanding shares of GlobalNet plus net liabilities assumed of $1,641,316. In addition, the Company incurred direct acquisition costs of $243,331, for a total purchase price of $5,091,147. GlobalNet was purchased to form the Company’s Energy Management Division. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The value of the 550,000 shares was determined as of December 2, 2003, the date the merger agreement was executed. The results of operations of GlobalNet have been included in the consolidated financial statements since the date of acquisition.

As a result of the acquisition of GlobalNet on December 23, 2003, Host is related to certain entities through common ownership. Specifically, former GlobalNet shareholders who are now shareholders in Host were principals in RS Services.

The purchase price of GlobalNet was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows:

Cash	$66,893
Accounts receivable	136,649
Other assets	11,718
Equipment	196,006
Goodwill	4,679,881
Total assets purchased	5,091,147
Less, liabilities assumed:
Current liabilities	1,342,453
Long-term debt	298,863
Total liabilities	1,641,316
Purchase price	$3,449,831

As a result of the Company’s annual impairment test, goodwill for the year end fiscal 2004 has been fully impaired. See Note 5 below. The Company believes the goodwill is not deductible for tax purposes.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 -	ACQUISITIONS (Continued)

FOOD BROKERS

On October 29, 2004, Host closed on its Asset Purchase Agreement with FoodBrokers. Pursuant to the agreement, which was accounted for as a purchase, Host acquired certain assets constituting FoodBrokers’ food service business, including machinery and equipment in consideration for (i) a cash payment of $295,000, (ii) the issuance of a $655,000 promissory note bearing interest at 7.5% per year and maturing on November 1, 2008, and (iii) the issuance of $250,000 in shares of Host common stock not issued as of June 30, 2005. In addition, Host incurred direct acquisition costs of $32,056 for a total purchase price of $1,232,056. Foodbrockers was purchased to increase the unitized meals market share. At closing, FoodBrokers and its principals executed a six-year non-competition agreement pursuant to which each agreed not to compete, directly or indirectly, with Host in the food service business within the United States. The results of operations of FoodBrokers have been included in the consolidated financial statements since the date of acquisition.

Accordingly, the purchase price was allocated to assets acquired and liabilities assumed at their current fair value at the date of acquisition including goodwill, which has been fully impaired at year end fiscal 2005.

Equipment	$130,000
Goodwill	1,102,056
Purchase price	$1,232,056

The $1,102,056 goodwill has been fully impaired at June 30, 2005. The Company believes the goodwill is deductible for tax purposes.

RS SERVICES

On February 16, 2005, Host acquired RS Services, Inc. pursuant to the terms and conditions of the Agreement of Merger and Plan of Reorganization dated September 29, 2004. RS Services is an electrical contracting firm, which also has the initial capacity to assemble the Company’s future energy saving products in Duncan, Oklahoma. RS Services’ panel shop is U.L. recognized and assembles the Company’s specialized panels. Some of the factors Host considered in determining its decision to acquire RS Services were: RS had an established business in the electrical and energy management field with experience in the installation and servicing of energy savings products; RS had a U.L. approved panel shop and RS had a history of contract installations for national accounts. RS Services will continue to conduct its electrical installation and energy management business as a wholly-owned subsidiary of Host. The results of operations of RS Services have been included in the consolidated financial statements since the date of acquisition.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 -	ACQUISITIONS (Continued)

RS SERVICES (Continued)

The aggregate purchase price of $2,351,623 consisted of $200,000 in cash, 431,777 shares of common stock valued at $2,023,307 and direct acquisition costs of $128,316. The value of the 431,777 shares of restricted common stock was determined based on five consecutive trading days including two days prior to and two days after, September 29, 2004. In addition to the aforementioned Host common stock and cash consideration, Ronald Sparks, the former sole shareholder of RS Services, is eligible to earn additional cash and Host common stock based on the performance of Host’s energy management segment.

Mr. Sparks will receive an additional $200,000 in cash and $872,500 worth of Host’s restricted common stock if the energy management division generates a total of $20 million in sales for the 24-month period after the closing date of the merger. If $30 million in divisional sales are reached for the 30-month period after the closing date of the merger, another $200,000 in cash and $336,250 worth of Host’s restricted common stock will be issued to Mr. Sparks. If $40 million in divisional sales are reached in the 36-month period after the closing date of the merger, $536,250 worth of Host common stock will be issued to Mr. Sparks. If over $40 million division sales goal is reached for the 36-month period after the closing date of the merger, Host will issue to Mr. Sparks additional common stock based on a ratio of sales achieved with the numerator of the sales achieved and the denominator of $40 million in sales, as described in the merger agreement, multiplied by $536,250 worth of Host common stock. If the $40 million division sales goal is not reached for the 36-month period after the closing date of the merger, but division sales exceed $30 million, Host will issue to Mr. Sparks additional common stock based on a ratio of sales achieved, as described in the merger agreement. These “earn-out” periods expire three years from the closing date of the merger. Any such amounts earned will result in a charge to operations as compensation expense.

Concurrent with the closing of the merger, Host entered into an employment agreement with Mr. Sparks providing that Mr. Sparks will serve as the President of RS Services and receive an initial annual salary of $125,000, incentive stock options to purchase 18,000 shares of Host’s common stock and such other executive benefits as are afforded to similar officers of Host and its subsidiaries. The employment agreement is for a period of three years and provides Mr. Sparks with certain severance benefits in the event of his termination.

The Company has also entered into a Covenant Not to Compete with Mr. Sparks for a term of five years from the acquisition date.

The purchase price of RS Services was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date as follows:

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 -	ACQUISITIONS (Continued)

RS SERVICES (Continued)

Cash	$49,663
Accounts receivable, net	407,401
Inventory	253,398
Other assets	70,214
Equipment	353,362
Non-compete	300,000
Goodwill	2,592,968
Total assets purchased	4,027,006

Less, liabilities assumed:
Current liabilities	524,022
Long-term debt	1,151,361
Total liabilities	1,675,383
Purchase price	$2,351,623

The $2,592,968 goodwill has been fully impaired as of June 30, 2005. The Company believes the goodwill is not deductible for tax purposes. (See Note 5.)

The following information reflects the unaudited pro forma results of operations of the Company for the years ended June 30, 2005 and 2004, assuming that the aforementioned acquisitions had occurred as of the beginning of 2004. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

	2005	2004
	(Pro Forma)	(Pro Forma)
Net revenues	$33,771,312	$30,657,376
Loss from continuing operations	(10,256,622)	(12,759,316)
Net loss	(10,256,622)	(13,103,497)
Loss applicable to common stockholders*	(10,288,622)	(13,532,297)
Loss per common share - basic and diluted	$(2.35)	$(3.63)

* Includes $32,000 and $28,800 of preferred stock dividends for the years ended June 30, 2005 and 2004 respectively, and $400,000 of beneficial conversion charge in June 30, 2004.

MERGER OF GLOBALNET INTO RS SERVICES

On April 7, 2005 a plan of merger was approved and adopted by GlobalNet Energy Investors and RS Services by resolution by the Board of Directors. The plan called for the merger of GlobalNet into RS Services, for which RS Services exists as the surviving corporation. The separate existence of GlobalNet ceased upon the effective date of the plan of merger. As both entities are wholly owned by Host, the merger had no effect on the Company’s consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 -	DISCONTINUED OPERATIONS OF SELECTFORCE

On March 31, 2005, Host and Purchaser entered into a Share Purchase Agreement (“Agreement”) whereby Host sold to the Purchaser all of its shares in SelectForce, a wholly owned subsidiary of Host, which was its employment screening segment. Host decided to sell SelectForce in order to concentrate its resources on its food and energy management operations, to streamline its overall operation and to raise capital. The President of the Purchaser is a former director of Host and an officer of SelectForce.

Pursuant to the Agreement, the sales price of $2,070,000 was payable as follows: (i) $896,482 in cash at the closing; (ii) cancellation of $973,518 of obligations owed by Host to SelectForce; and (iii) the assumption of two of Host’s subordinated promissory notes in the principal amount of $200,000. The assets sold consisted primarily of cash, accounts receivable, property and equipment and other assets and the other liabilities assumed consisted of certain accounts payable and accrued liabilities. As a result of this transaction, Host incurred a loss on the sale of discontinued operations of $172,063, including transaction costs of $17,960.

The Agreement contains numerous representations, warranties and covenants by Host and the Purchaser, including a two-year covenant not to compete by Host and its officers and directors in the ownership, management, operation or control of an employment screening business.

Summarized operating data for the discontinued operations of SelectForce are outlined below:

	Fiscal Year 2005	Fiscal Year 2004	Fiscal Year 2003
Net revenue	$1,590,149	$1,892,191	$1,765,779
Income/(loss) before taxes	183,063	(333,181)	89,959
Income taxes	11,000	11,000	9,000
Income/(loss) from discontinued operations	$172,063	$(344,181)	$80,959

Summarized balance sheet data of SelectForce as of March 31, 2005, the date of disposition, and as of June 30, 2004 are outlined below:

	March 31, 2005	June 30, 2004

Cash	$186,351	$124,142
Accounts receivable	256,142	243,048
Other assets	978,733	3,655
Equipment	7,062	10,592
Intangible assets	920,680	941,363
Total assets	2,348,968	1,322,800

Accounts payable	97,733	95,251
Accrued expenses	27,132	16,240
Total liabilities	124,865	111,491
Net assets of discontinued operations	$2,224,103	$1,211,309

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 -	GOODWILL

The changes in the carrying amount of goodwill for the year ended June 30, 2005 by business segment were as follows:

	Unitized Meals	Energy Management	Total
Balance, beginning of year	$-	$-	$-
Goodwill acquired during the year	1,102,056	2,592,968	3,695,024
Goodwill impairment loss	(1,102,056)	(2,592,968)	(3,695,024)
Balance, end of year	$-	$-	$-

The changes in the carrying amount of goodwill for the year ended June 30, 2004 by business segment were as follows:

	Unitized Meals	Energy Management	Screening Services	Total
Balance, beginning of year	$3,978,838	$-	$1,301,962	$5,280,800
Goodwill acquired during the year	-	4,679,881	-	4,679,881
Goodwill from discontinued operations	-		(1,301,962)	(1,301,962)
Goodwill impairment loss	(3,978,838)	(4,679,881)	-	(8,658,719)
Balance, end of year	$-	$-	$-	$-

As of June 30, 2004, Lindley and GlobalNet goodwill for the unitized meals and energy management divisions respectively were tested for impairment. Based on the results of these tests, management has determined that there has been a full impairment of goodwill for our unitized meals division of $3,978,838 and a full impairment of $4,679,881 for our energy management division. The separate carrying value of both our unitized meals division and energy management division was substantially higher than its fair value. As of June 30, 2005, RS Services and GlobalNet merged within our energy management division, with RS Services being the surviving corporation. However, the projections associated with the combined entity fell short of expectations. Likewise, in fiscal 2005 our unitized meals division, which includes the FoodBrokers acquisition, experienced a decline in the fair value of its net assets resulting from continued flat margins within a mature market of limited growth potential compared with management’s expectations upon acquisition. Accordingly, acquired goodwill was tested for and impaired at fiscal 2005 year end which resulted in an impairment loss of $1,102,056. Additionally, an impairment loss of $2,592,968 for the RS Services acquisition was recorded for the year ended June 30, 2005, also resulting from lower than anticipated growth.

The RS Services acquisition initially was anticipated to produce the growth and profitability potential seen from the initial energy controllers and it was the marketing rights that provided the basis for the future income. Our initial estimations of revenue and cash flows were delayed as a result of setbacks relating to integrating the synergistic opportunities between GlobalNet and RS Services. However, our energy management division has incorporated and progressed into new technology and more efficient designs for our energy conservation systems. Therefore, support for the initial acquired technology based on estimated future cash flows was deemed impaired based on a discounted cash flow basis. The Selectforce goodwill was tested for impairment and was deemed to be partially impaired due to the future cash flows resulting from the sale price of the subsidiary. The impairment charge recorded in fiscal 2004 was $491,555.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 -	INTANGIBLE ASSETS

At June 30, 2005, intangible assets consist of a noncompete of $262,500, which is net of accumulated amortization of $37,500.

Future amortization expense for each of the fiscal years succeeding June 30, 2005 is as follows:

Year ending June 30,
2006	$60,000
2007	60,000
2008	60,000
2009	60,000
2010	22,500
$262,500

The Company’s customer lists and contracts in our unitized meals division were acquired during the Lindley acquisition in fiscal 2001. The nature of the Lindley business largely involves competitive bidding for government contracts. With this competitive bidding environment, governmental units are more than likely required to accept the bid from the lowest qualified bidder, and can win or lose a contract proposal for as little as ½ cents per meal. In this type of business model, there is virtually no value to “customer relationships” or “customer loyalty” as each new contract has to be bid on its own. Accordingly, a full impairment of our customer lists was required to substantiate the current fair value of the equity in the unitized meals division. At June 30, 2004, the Company recorded an impairment charge of $507,617. The Company determined that the patent had no value and recorded an impairment charge of $399,706.

The patented technology acquired in 2004 was tested for impairment. With very limited cash flows, and no realistic projection, the patent was fully impaired.

Aggregate amortization of intangible assets for the years ended June 30, 2005, 2004 and 2003 totaled $37,500, $57,892 and $73,375, respectively.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 -	FINANCIAL INSTRUMENTS

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable.

•
Cash - The Company places its cash and temporary cash investments with high credit quality institutions. At times, balances may be in excess of the federal depository insurance limit. The Company has cash balances on deposit with banks, including restricted cash of $1,630,000, at June 30, 2005 that exceed federal depository insurance limits by approximately $2,212,000.

•
Accounts receivable - Two major customers comprise approximately 12.9% and 13.0% of accounts receivable as of June 30, 2005 and 16% from one customer as of June 30, 2004. Net revenues from individual customers which exceeded ten percent of total net revenues were 11.7%, 10.7% and 10.0% for fiscal 2005, 14.9% and 10.5% for fiscal 2004, and 11% for 2003. The Company reviews a customer’s credit history before extending credit and typically does not require collateral. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Such losses have been within management’s expectations.

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

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 -	FINANCIAL INSTRUMENTS (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The carrying amount of the Company’s financial instruments approximates their fair value as outlined below:

• Cash, accounts receivable and accounts payable - The carrying amounts approximate their fair value because of the short maturity of those instruments.

•
Warrant liability - The warrants issued by the Company pursuant to the Laurus transaction, are classified as a liability on the Consolidated Balance Sheets. The estimated fair value of this liability is calculated using the Black Scholes model at each reporting date. The warrants will continue to be classified as a liability until certain conditions set forth in ETIF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock are satisfied, at which time the value of the warrants will be reclassified to stockholders’ equity.

• Long-term debt - The carrying amounts approximate their fair value as the interest rates on the debt approximate the Company’s current incremental borrowing rate.

• Subordinated debt - The carrying amounts approximate their fair value as the interest rates on the debt approximate the Company’s current incremental borrowing rate.

The Company’s financial instruments are held for other than trading purposes.

NOTE 8 -	EQUIPMENT AND IMPROVEMENTS

A summary of equipment and improvements as of June 30, 2005 and 2004 is as follows:

	2005	2004
Equipment and fixtures	$2,160,364	$1,731,556
Vehicles	1,241,124	357,128
Leasehold improvements	456,162	713,293
	3,857,650	2,801,977
Less: accumulated depreciation and amortization	2,067,849	1,853,440
	$1,789,801	$948,537

Equipment and improvements include amounts acquired under capital leases of $302,940 and $259,578 with related accumulated depreciation of $144,390 and $87,905 as of June 30, 2005 and 2004, respectively.

Depreciation and amortization expense for equipment and improvements included in continued operations for the years ended June 30, 2005, 2004 and 2003 totaled $541,386, $449,930 and $317,949, respectively.

NOTE 9 -	ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2005	June 30, 2004
Payroll and related costs	$502,016	$381,099
Legal Settlements	977,454	-
Other	757,293	283,991
Total Accrued Expenses	$2,236,763	$665,090

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 -	LONG-TERM DEBT

	Long-term debt consists of the following as of June 30:
		2005	2004

Laurus Funds notes, net of unamortized debt discount of $1,721,498 and $2,590,202, respectively. Fixed price convertible note “A” for $4,000,000, with a stated interest rate of prime plus 1%, with a maturity date of June 2007. Fixed price convertible note “B” for $4,000,000, for which, at June 30, 2005 and 2004, $1,630,000 and $4,000,000, respectively has been placed in a restricted cash account, bearing interest equal to the interest received by the Company in the restricted cash account (net interest expense to the Company of Nil). Amounts released from restricted cash will bear the interest rate for Note “A.” These notes are secured by substantially all of the Company’s assets.
		$5,807,566	$5,409,798

	Various vehicle notes payable at stated interest rates ranging from 6.5% to 13%, maturing through fiscal 2011. The notes are collateralized by the related vehicles.	810,882	120,845

	FoodBrokers, balance from the issuance of a $655,000 promissory note bearing an interest rate of 7.5% per year and maturing in November 2008 as per the asset purchase agreement (see Note 3).	450,000	-

	Notes payable shareholder. There are two outstanding promissory notes to a major shareholder. These notes, which bear interest at 15%, mature in fiscal 2006 and fiscal 2007.	67,182	401,889

	Various capital leases payable at stated interest rates ranging from 8.25% to 18.0%, maturing through fiscal 2007. The capital leases are collateralized by the related equipment.	73,245	131,950
	Total, net of debt discount of $1,721,498 and $2,590,202, respectively	7,208,875	6,064,482
	Less: current portion	2,077,296	1,111,043
		$5,131,579	$4,953,439

Aggregate amount of maturities of long-term debt before debt discount June 30, 2005 are as follows:

Year ending June 30,
2006	$2,077,296
2007	5,960,784
2008	194,960
2009	589,442
2010	101,548
2011	6,343
$8,930,373

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 -	LONG-TERM DEBT (Continued)

Interest expense associated with the long term debt was $611,939, $152,801 and $219,133 for the fiscal years ended 2005, 2004 and 2003 respectively.

On June 23, 2004, the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. (“Laurus”). The Company issued Laurus a secured convertible term note “A” (the “Note A”) due June 23, 2007 in the principal amount of $4,000,000. The Company also issued Laurus a secured convertible term note “B” (the “Note B”) due June 23, 2007 in the amount of $4,000,000, the proceeds of which had been placed in a restricted cash account under the dominion of Laurus. Initially, the restricted cash was to be released in an amount up to 50% of gross revenues to be earned from a customer upon delivery of customer contracts/purchase orders satisfactory to Laurus, subject to an effective registration statement as defined. Cash that had been released to the Company in fiscal 2005 amounted to $2,370,000. Note A bore interest at the prime rate as defined, plus 1%, which was subject to reduction if the market price of the Company’s common stock exceeded certain designated thresholds. Note A also provided for monthly principal amortization, commencing on January 1, 2005, of $129,032, plus accrued interest, per month, with the balance payable on the maturity date. Note B bore interest at a net rate of 1% between the borrowing cost and the restricted cash. Both notes were for a term of three years and were collateralized by a first lien security interest on all of the assets of the Company, including the restricted cash collateral account described above.

Subsequent to June 30, 2005, Laurus has exercised the right to convert their notes into 1,502,885 shares of Host common stock at conversion prices of $3.50, $5.03 and $5.48 per share and exercised a total of 303,038 warrants at $5.98 per share. As a result, all obligations to Laurus have been terminated, and all of the restricted cash has been released in fiscal 2006. Liabilities of approximately $6.7 million net of debt discount were converted into equity and the Company received approximately $1.8 million from the exercise of the warrants (see Note 20).

In connection with the initial agreement, the Company also issued a ten-year common stock purchase warrant, entitling Laurus to purchase 300,000 and 150,000 shares of common stock at $5.98 and $6.23 per share, respectively. The Company recorded an aggregate discount of $2,606,107 (as adjusted as described below) for the fair value of the 450,000 warrants issued determined by using the Black-Scholes pricing model and to record the beneficial conversion feature associated with the notes. This discount was being amortized over the period of the related debt using the straight-line method. Amortization of the discount began in June 2004 (see Note 20) and was fully charged to expense in July 2005.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 -	LONG-TERM DEBT (Continued)

Since the fair value of the common stock that Laurus could have received on conversion at the date of the initial agreement exceeded the amount paid by Laurus after the allocation of a portion of the proceeds to the warrants, Laurus received a beneficial conversion right of $1,154,072 as part of the consideration for the loan which was recorded as debt discount.

On February 15, 2005, Host entered into an amendment of the securities purchase agreement dated June 23, 2004 and amending certain terms of note A and note B and certain related loan documents. Pursuant to the amendment, note A was amended to provide that the initial fixed conversion price remained at $5.03 per share, provided, however, that the first $1,000,000 aggregate principal amount of note A and/or note B, collectively, converted into shares of common stock on or after February 15, 2005 would be converted at a fixed conversion price of $3.50 per share. In addition, scheduled principal payments under note A were deferred until May 1, 2005. The amendment also modified applicable provisions of certain related loan documents to be consistent with the modification to the fixed conversion price described above. Host recorded a beneficial conversion charge to interest expense and an increase in additional paid in capital of $113,386 in 2005 for the intrinsic value of the beneficial conversion feature of the amendment to the Laurus debt. In addition, pursuant to the amendment, Host also issued to Laurus an additional warrant for 25,000 shares of our common stock that was exercisable through June 23, 2014 at $5.98 per share. Accordingly, Host recorded as expense the fair value of the warrant of $77,000, determined by using the Black-Scholes pricing model.

In connection with the Laurus transaction, the Company paid fees of 10% of the total gross proceeds as follows: Laurus received $280,000 (3.5% of the total gross proceeds) and H.C. Wainwright & Co., Inc. (“HCW”), the placement agent, received $520,000 (6.5% of the total gross proceeds). In addition, HCW received warrants to purchase 197,516 shares of the Company’s common stock at a weighted average exercise price of $5.43 per share that were exercised in July 2005 (see Note 20). The Company determined the fair value of these warrants by using the Black-Scholes pricing model. The Company included the fair value of these warrants in deferred financing costs which was being amortized over the period of the related debt using the straight-line method.

NOTE 11 -	INTEREST RATE SWAP

The Company entered into an interest rate swap agreement on July 31, 2000 effectively replacing variable interest payments (LIBOR + 2.5%) with fixed interest payments (9.77%) in order to hedge against the changes in the amount of future cash flows associated with payments on variable rate debt. On August 5, 2003, the Company paid the bank $18,083 to unwind the swap agreement pursuant to the July 31, 2003 Modification and Reaffirmation Agreement. The changes in the fair value of the swap agreement were included in comprehensive loss.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 -	SUBORDINATED DEBT

	Subordinated debt consists of the following as of June 30:
	2005	2004

Subordinated debt due January 31, 2008, net of unamortized debt discount of $217,000 and $303,800, respectively. On November 1, 2002, the Company commenced a private placement offering of $1,500,000 or sixty units at $25,000 per unit. Each unit consisted of one 12% unsecured promissory note in the amount of $25,000 due January 31, 2008 and a warrant to purchase 7,080 shares of common stock at an exercise price of $2.00 per share, exercisable from December 31, 2003 until January 31, 2008. Interest began to accrue on January 1, 2003 and is payable semi-annually on June 30 and December 31. The principal balance of the subordinated notes payable to officers, directors, and other affiliated persons totaled $575,000 at June 30, 2005 and 2004. These notes were subordinated to the Company’s borrowings under its Securities Purchase Agreement with the Laurus Master Fund, Ltd. and subsequent financing and cannot be repaid until certain warrants held by Laurus Master Fund are registered. The Company sold a total of 59 units and received gross proceeds of $1,475,000 from the offering and it issued warrants to purchase 417,720 shares. The Company paid $122,500 to the Selling Agent for commissions in connection with the 49 units that were sold by the Selling Agent. The fair value of the warrants of $434,000 has been recorded as debt discount, resulting in a reduction in the carrying value of the related debt. The debt discount is being amortized on a straight-line basis over the period of the related debt at an annual amount of $86,800.
	$ 1,058,000	$ 1,171,200

Subordinated debt due January 31, 2009, net of unamortized debt discount of $576,588 and $736,512, respectively. On January 8, 2004, the Company commenced a private placement offering of $2,000,000 or eighty units at $25,000 per unit. Each unit consisted of one 7.5% unsecured promissory note in the amount of $25,000 due January 31, 2009 and warrants to purchase 7,500 shares of common stock at an exercise price of $10.00 per share, exercisable from December 31, 2004 until January 31, 2009. Interest began to accrue from the date of issuance, payable semi-annually on June 30 and December 31. Subordinated notes payable to directors and other affiliated persons totaled $175,000 at June 30, 2005 and 2004. These notes were subordinated to the Company’s borrowings under its Securities Purchase Agreement with the Laurus Master Fund, Ltd and subsequent financing and cannot be repaid until certain warrants held by Laurus Master Fund are registered. The Company sold a total of 80 units and received gross proceeds of $2,000,000 from the offering and issued warrants to purchase 600,000 shares. The fair value of the warrants of $803,467 has been recorded as debt discount, resulting in a reduction in the carrying value of the related debt. The debt discount is being amortized on a straight-line basis over the period of the related debt at an annual amount of $159,924.
	1,423,412	1,263,488

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 -	SUBORDINATED DEBT (Continued)

Subordinated debt due January 19, 2007. On January 15, 2005, Host issued and sold one unit in a private placement to a current member of its Board of Directors. The unit consists of 24,390 shares of its common stock sold at $4.10 per share, the approximate fair value, or $100,000 and one 7.5% unsecured convertible promissory note sold at the gross face amount of $100,000. These notes were subordinated to the Company’s borrowings under its Securities Purchase Agreement with the Laurus Master Fund, Ltd. The outstanding principal balance due on the promissory note is convertible at the election of the holder into shares of Host’s common stock at anytime after January 19, 2006 at $4.10 per share. The promissory note is due and payable on January 19, 2007. The offer and sale was made by Host’s officers and directors and no commission or other remuneration was paid in connection with the private placement.
		$ 100,000	-

Subordinated debt due June 7 and June 16, 2007, net of debt discount of $28,744. On June 7, 2005, Host issued and sold two units in a private placement to two current members of its Board of Directors. The first unit consists of 37,037 shares of its common stock sold at $2.70 per share, the approximate fair value, or $100,000 and one 8.5% unsecured convertible promissory note sold at the gross face amount of $100,000. These notes were subordinated to the Company’s borrowings under its Securities Purchase Agreement with the Laurus Master Fund, Ltd. The outstanding principal balance due on the promissory note is convertible at the election of the holder into shares of Host’s common stock at anytime after June 16, 2006 at $2.70 per share. The promissory note is due and payable on June 7, 2007. The offer and sale was made by Host’s officers and directors and no commission or other remuneration was paid in connection with the private placement. The second unit consists of 21,098 shares of its common stock sold at $2.37 per share, the approximate fair value of the shares, or $50,000 and one 8.5% unsecured convertible promissory note sold at the face amount of $50,000. The outstanding principal balance due on the promissory note is convertible at the election of the holder into shares of Host’s common stock at anytime after June 21, 2006 at $2.37 per share. The promissory note is due and payable on June 21, 2007. The offer and sale was made by Host’s officers and directors and no commission or other remuneration was paid in connection with the private placement.
		121,256	-
	Total, net of unamortized debt discount of $822,332 and $1,040,312, respectively	$ 2,702,668	$ 2,434,688

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 -	SUBORDINATED DEBT (Continued)

Interest expense, including amortization of debt discount associated with the subordinated debt was recorded at $572,031, $388,362 and $131,900 for the fiscal years ended 2005, 2004 and 2003 respectively.

Aggregate amount of maturities of subordinated debt before debt discount for each of the five fiscal years succeeding June 30, 2005 are as follows:

Year ending June 30,
2006	$-
2007	250,000
2008	1,275,000
2009	2,000,000
2010	-
$3,525,000

NOTE 13 -	STOCKHOLDERS’ EQUITY

STOCK OPTIONS

On March 26, 2003, the Company adopted the 2003 Stock Option Plan reserving 500,000 shares of the Company’s common stock for issuance pursuant to options at an exercise price equal to the market value at the date of grant.

On March 10, 2005, the Company adopted the 2005 Stock Option Plan reserving 500,000 shares of the Company’s common stock for issuance pursuant to options at an exercise price equal to the market value at the date of grant.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 -	STOCKHOLDERS’ EQUITY (Continued)

STOCK OPTIONS (Continued)

A summary of the status of the Company’s stock options and changes during each year is presented below. In all instances, the exercise price of the options equals the market price of the stock on the grant date:

	June 30, 2005			June 30, 2004			June 30, 2003
	Outstanding	Price	Weighted Average Exercise Price	Outstanding	Price	Weighted Average Exercise Price	Outstanding	Price	Weighted Average Exercise Price
Outstanding at beginning of year	1,030,650	$2.00-7.40	$4.42	700,850	$2.00-5.00	$2.54	488,350	$2.00-5.00	$2.77
Granted	388,678	$3.04-4.04	3.49	407,550	$5.82-7.40	7.22	212,500	2.00	2.00
Exercised	(16,250)	$2.00-2.69	2.15	(77,750)	$2.00-2.69	2.15	-	-	-
Canceled	-	-	-	-	-	-	-	-	-
Outstanding at end of year	1,403,078	$2.00-7.40	$4.19	1,030,650	$2.00-7.40	$4.42	700,850	$2.00-5.00	$2.54
Weighted average fair value of options issued during the year	$4.25			$5.79			$1.77

The following table summarizes information about the stock options outstanding and exercisable at June 30, 2005:

	Options Oustanding and Exercisable
Range of Exercise Prices	Number Outstanding at 6/30/05	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price
$2.00 to $2.6875	509,850	6.62 years	$2.31

$3.04 to $3.92	370,678	9.83 years	$3.46

$4.00 to $5.00	115,000	5.35 years	$4.11

$5.82	3,800	8.35 years	$5.82

$7.05 to $7.40	403,750	8.73 years	$7.24
	1,403,078

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 -	STOCKHOLDERS’ EQUITY (Continued)

PREFERRED STOCK

Prior to fiscal 2003, the Company had issued 700,000 shares of series A preferred stock to certain officers and directors of the Company. Each share of series A preferred stock was automatically convertible, at no additional cost to the holder into one share of common stock. The Company converted the 700,000 shares of series A preferred stock into 700,000 shares of its common stock in fiscal 2004.

In fiscal 2004, the Board of Directors of Host authorized and approved the designation, issuance and sale of 266,667 shares of series B convertible preferred stock (the “series B stock”). Host privately offered and sold 266,667 shares of the series B stock to an individual investor for a gross aggregate purchase price of $400,000, or $1.50 per share.

The series B stock has various preferences and conversion rights, including the right to receive a cumulative dividend at the rate of 8% per share per annum, payable semi-annually on or before the last day of Host’s fiscal quarters ending December 31 and June 30. Accordingly, the Company recorded a $32,000 dividend liability in accrued expenses and other which has been reflected as an increase to the accumulated deficit during the fiscal year ended June 30, 2005 for an aggregate liability of $60,800. Furthermore, the series B stock is convertible for a period of five years from the issue date into shares of Host’s common stock according to the conversion ratio set forth in the Articles of Amendment to the Articles of Incorporation of Host, which were filed with the Colorado Secretary of State on August 11, 2003. The conversion price will initially be equal to the purchase price as defined, subject to anti-dilution provisions. Except as required by law, the series B stock will vote together with the common stock. Each series B share shall have a right to that number of votes equal to the number of shares of common stock issuable, upon conversion of such stock.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 -	STOCKHOLDERS’ EQUITY (Continued)

PREFERRED STOCK (Continued)

The excess of the fair value of the common stock into which the series B stock is convertible over the purchase price at the date of sale of $400,000 is a beneficial conversion feature that is analogous to a dividend on the series B stock. Therefore, it has been reflected as an increase to the accumulated deficit and additional paid-in capital and an increase in the net loss applicable to common stock during the fiscal year ended June 30, 2004.

COMMON STOCK

During fiscal 2004, Host privately placed 500,000 shares of common stock at $5.00 per share with twenty-four accredited investors. The shares were offered and sold on a best efforts basis by officers and directors of Host and by a licensed NASD broker-dealer (“Selling Agent”). Host paid the Selling Agent a commission of 10% of the gross proceeds from the shares sold. In addition, for every ten shares of common stock sold, the Selling Agent received one warrant to purchase one share of common stock at $5.50 per share, exercisable for a period of five years. A registered representative of the Selling Agent is a major shareholder of Host. Officers and directors of Host also offered and sold shares but no commissions or other remuneration were paid to these individuals.

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

In fiscal 2004 and 2003, the Company issued 5,157 and 9,807 shares of common stock with a value of $11,396 and $25,655, respectively in connection with the 401K plan’s employee stock match provision. The required company share match is determined based upon a formula. The applicable valuation date was December 31, 2002. Effective January 1, 2003, the Company changed from a stock to a cash match.

The Company issued 16,250 and 77,750 shares of common stock for options exercised during the fiscal year ended June 30, 2005 and 2004, respectively. During fiscal year ended June 30, 2005 and 2004, the Company received $34,906 and $167,175 respectively, in gross proceeds from these options, which were exercised at various prices ranging from $2.00 to $2.69 per share.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 -	STOCKHOLDERS’ EQUITY (Continued)

COMMON STOCK (Continued)

In fiscal 2005, in accordance with the terms of its Securities Purchase Agreement, Laurus Master Fund, Ltd., exercised its right to convert both principal and interest payable by the Company into shares of Host’s common stock. Accordingly, Host issued 10,000 shares of its common stock at the initial “Fixed Conversion Price” of $5.03 per share in payment of $30,000 of principal and $20,300 of accrued interest on the Laurus Note A (see Note 9). Host also issued 34,325 shares of its common stock at a mutually agreed upon one-time conversion price of $3.40 per share in payment of $99,032 of principal and $17,673 of accrued interest on the Laurus Note A. In addition, in accordance with the terms of Amendment No. 1 and Consent to its Securities Purchase Agreement, Host issued 125,206 shares of its common stock at $3.50 per share in payment of $341,904 of principal, and $96,317 of accrued interest.

On January 19, 2005, Host sold 24,390 shares of its common stock with a gross fair value of $100,000 and a 7.5% per annum, unsecured, subordinated convertible promissory note with a face amount of $100,000 to Mr. C. Michael Horton, a current director through a private placement. Mr. Horton purchased the unit for $200,000. Beginning January 19, 2006 through January 29, 2007, Mr. Horton will have the option of having Host pay off the $100,000 unsecured convertible promissory note in cash or by issuing an additional 24,390 shares of common stock.

On June 17, 2005, Host sold 37,037 shares of its common stock with a gross fair value of $100,000 and an 8.5% per annum, unsecured, subordinated convertible promissory note with a face amount of $100,000 to Mr. Patrick Healy, a current director through a private placement. Mr. Healy purchased the unit for $200,000. The note is due and payable on June 16, 2007 and is convertible after one year, in whole or in part, into shares of common stock at $2.70 per share.

On June 23, 2005, Host sold 21,098 shares of its common stock with a gross fair value of $50,000 and an 8.5% per annum, unsecured, subordinated convertible promissory note with a face amount of $50,000 to Mr. Horton, through a private placement. Mr. Horton purchased the unit for $100,000. The note is due and payable on June 22, 2007 or convertible after June 22, 2006 in whole or in part, into shares of common stock at $2.37 per share.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 -	STOCKHOLDERS’ EQUITY (Continued)

WARRANTS

In fiscal 2004, the Company issued 48,500 warrants to the Selling Agent in connection with the private placement of common stock. The warrants are exercisable for a period of five years, at an exercise price of $5.50 per share, unless extended. The Company also issued 600,000 warrants in connection with a private placement of subordinated debt and 57,750 warrants to the Selling Agent in connection with this private placement of subordinated debt. These warrants are exercisable until January 31, 2009, at an exercise price of $10.00 per share, unless extended. On June 25, 2004, the Company issued 450,000 warrants in connection with its financing with Laurus Master Funds, Ltd. These warrants are exercisable for a period of ten years, at exercise prices of $5.98 and $6.23 for 300,000 and 150,000 warrants, respectively. Concurrently, with the Laurus transaction, the Company issued 197,516 five year warrants at a weighted average exercise price of $5.43 to the Selling Agent.

The Company issued 46,240 shares of common stock in connection with the exercise of non-publicly traded warrants during the fiscal year ended June 30, 2004. The Company received $180,011 in gross proceeds from the exercise of these warrants, which were exercised at $2.00 and $5.50 per share.

In fiscal 2005, in accordance with the terms of Amendment No. 1 and Consent to its Securities Purchase Agreement with Laurus Master Fund, Ltd., Host issued Laurus warrants to purchase 25,000 shares of its common stock exercisable through June 23, 2014 at $5.98 per share.

In fiscal 2005, the Company issued 169,420 shares of common stock for private placement warrants exercised. The Company received $338,840 in gross proceeds from the exercise of these warrants, which were exercised at $2.00 per share.

During fiscal 2005, 2004 or 2003, no warrants were cancelled or expired.

The following table summarizes information about the warrants outstanding at June 30, 2005:

Range of Exercise Prices	Number Outstanding at 6/30/05	Weighted Avg. Exercise Price
$2.00	227,060	$2.00

$5.43 to $5.98	1,728,708	$5.58

$6.23	150,000	$6.23

$10.00	657,750	$10.00
	2,763,518

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 -	STOCKHOLDERS’ EQUITY (Continued)

REGISTRATION RIGHTS

The shares of common stock issuable by the Company to Laurus Master Funds upon a conversion of common shares from the convertible notes and the election to exercise all or a portion of the warrants was not registered under the Securities Act of 1933. To provide for the registration of such underlying shares, the Company and Laurus entered into a registration rights agreement, dated June 23, 2004, requiring the Company to prepare and file a registration statement covering the conversion to shares of common stock. The registration statement was filed on August 12, 2004. The registration rights agreement further required the Company to use its best efforts to cause such registration statement to remain effective throughout the term of the notes.

The registration rights agreement also contained liquidated damages provision which calls for Laurus to receive from the Company a 2% liquidated damages charge for each 30 day period that the registration statement is not effective. This amount was to be calculated daily from the original aggregate principle of the notes. Laurus was entitled to receive the aforementioned damages until such time as the registration statement had been declared effective. The Company has not incurred costs associated with any damages, and as Laurus exercised their rights to convert in July 2005 and had signed a Release and Cancellation Agreement in January 2006, the Registration Rights Agreement has been cancelled.

NOTE 14 -	INCOME TAXES

The provision for income taxes for continuing operations consists of current state income taxes of approximately $39,000, $25,000 and $29,000 for the years ended June 30, 2005, 2004 and 2003, respectively, and the recognition of the prior year valuation allowance of $30,000 in fiscal 2004.

As of June 30, 2005, the Company has federal net operating loss carryforwards of approximately $8,814,000, and state operating loss carryforwards of approximately $6,021,000 expiring through fiscal 2025.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 -	INCOME TAXES (Continued)

Expected tax expense based on the federal statutory rate is reconciled with the actual expense for the years ended June 30, 2005, 2004 and 2003 as follows:

	2005	2004	2003
Statutory federal income tax benefit	34.00%	34.00%	34.00%
Statutory state income tax benefit	5.4%	5.4%	3.3%
Permanent difference impairment charge	(15.1%)	(31.0%)	(7.5%)
Other permanent differences	0.5%	(2.3%)	(7.7%)
Valuation allowance on net deferred tax assets	(24.8%)	(6.1%)	(22.1%)

Federal Income Tax Expense	0%	0%	0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	As of June 30,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards federal	$2,996,745	$1,354,207
Net operating loss carryforwards state	337,778	166,467
Inventory obsolescence	190,890	141,836
Accrued legal costs	387,170	-
Accrued research and development	19,805	-
Reserves allowance	20,793	9,506
Fixed Asset depreciation	165,848	29,423
Accrued vacation	54,402	78,833
Total deferred tax asset	4,173,431	1,780,272
Valuation allowance	(4,173,431)	(1,780,272)
Net deferred tax asset	$-	$-

The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized. For the years ended June 30, 2005, 2004 and 2003, the Company increased the valuation allowance by approximately $2,393,000, $149,000 and $180,000, respectively.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 -	COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company has several non cancelable operating leases for its office, production and warehouse facilities, including leases with related parties (see Note 17). Rent expense charged to operations aggregated $494,074, $443,642 and $335,121 for the years ended June 30, 2005, 2004 and 2003, respectively.

The Company is also leasing various vehicles and equipment under certain other operating leases which expire within one to six years. Rent expense for these operating leases for equipment aggregated $266,639, $248,031 and $246,086 for the years ended June 30, 2005, 2004 and 2003, respectively.

Future minimum lease payments on all non cancelable operating leases for each of the fiscal years succeeding June 30, 2005 are as follows:

Year ending June 30,
2006	$663,151
2007	542,641
2008	410,182
2009	279,251
2010	125,186
$2,020,411

EMPLOYMENT CONTRACTS

As of June 30, 2005, the Company has five-year employment agreements with two of its officers extending through December 2009. Under the terms of the agreements, the President and Executive Vice President of the Company are to initially receive annual salaries of $174,225 and $168,000, respectively, which may be increased by the Company’s Compensation Committee or the Board of Directors, but shall not be decreased without the consent of the employee. Both individuals receive an expense account, an automobile expense allowance, related business expenses and all other benefits afforded other employees. In addition, their employment contracts have severance pay provisions which provide for the payment of salary and fringe benefits for a period of up to two years depending on whether the termination was voluntary or involuntary. The Company also provides health, disability and life insurance to each of these individuals. On June 30, 2005, the annual salaries of the President and Vice President were $175,096 and $168,842, respectively. As disclosed in Note 20, on November 28, 2005, Mr. Ramsey’s (former CEO) employment with Host was terminated. The Company also terminated Mr. Ramsey’s employment agreement. Pursuant to the agreement, Mr. Ramsey, has certain rights to arbitration following his termination, and has submitted a demand for arbitration seeking damages of $2.5 million.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 -	COMMITMENTS AND CONTINGENCIES (Continued)

EMPLOYMENT CONTRACTS (Continued)

The Company has extended employment agreements with the President and Vice President of Lindley extending to August 2008. Both individuals receive an expense account, an automobile expense allowance, related business expenses and all other benefits afforded other employees. The Company also provides health and disability insurance to each of these individuals. In accordance with the terms of their employment contract, the officers were each entitled to an initial salary of $135,000 per year to be increased annually by 5%. On June 30, 2005, the annual salaries of the President and Vice President of Lindley were $164,000 in accordance with the terms of their employment agreements.

In 2005, Host entered into an employment agreement with Mr. Sparks of RS Services providing that Mr. Sparks will serve as the President of RS Services and receive an initial annual salary of $125,000, incentive stock options to purchase 18,000 shares of Host’s common stock and such other executive benefits as are afforded to similar officers of Host and its subsidiaries. The employment agreement is for a period of three years beginning February 16, 2005, contains a five year non-competition provision and provides Mr. Sparks with certain severance benefits in the event of his termination.

PURCHASE COMMITMENT

In June 2005, Host has accepted a proposal from Pyramid Technologies, an outside developer and supplier to engineer, design and upgrade our new energy management technology. The terms of the proposal includes initial consideration of $500,000, payable in installments including $250,000 upon date of acceptance, and $50,000 per month for the 5 months following the date of the agreement. Upon completion of the project, Host energy management division will compensate Pyramid $100,000 upon delivery of all prototypes and $200,000 upon delivery of pilot units and units ready for customers. Pyramid will also receive a royalty fee of $50 on the use of time access proprietary software on the first 20,000 controllers ordered from Pyramid. In the event that on the date three years after the first date that Host sells the proprietary software, and if Host shall not have paid Royalty Fees to Pyramid in an amount equal to at least $500,000, then Host shall pay to Pyramid an amount equal to $700,000 less the aggregate amount of Royalty Fees paid by Host to Pyramid. As incentive for timely completion, Host will grant stock options for 175,000 shares to Pyramid, which includes a vesting schedule that expires 15 months subsequent to the acceptance date of the proposal. All amounts due and payable except for royalty payments as per the proposal, are development costs and will be expensed as incurred as per FASB Statement No. 2, “Accounting for Research & Development Costs.”

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 -	COMMITMENTS AND CONTINGENCIES (Continued)

FRANCHISE AGREEMENT

On June 25, 2005, RS Services entered into a license agreement with TEGG Corporation, (“TEGG”). TEGG, headquartered in Pittsburgh, Pennsylvania, has developed a comprehensive system for diagnostic testing, servicing and maintaining of electrical distribution systems in business and industry. TEGG provides its services through a network of licensed or franchised electrical contractors, of which RS Services is now a member by virtue of the license agreement. The license agreement provides that RS Services is authorized to provide TEGG services and utilize TEGG’s proprietary systems in the geographic location specified in the license agreement, which primarily consists of the Tulsa, Oklahoma metropolitan area. Pursuant to the license agreement, TEGG will provide RS Services with training, business recommendations, access to TEGG’s proprietary systems and methods, computer software and account referrals. RS Services will pay TEGG an initial license fee of $84,000 and monthly royalty payments according to the schedule set forth in the license agreement. The license agreement is for a period of 6 years. Host has not recorded any income from this agreement and has not recorded any license fee or royalty expense in fiscal 2005.

LEGAL MATTERS

Sherwin v. Host America Corp., Geoffrey Ramsey, et al., Case No. 04CC08892 (Superior Court, Riverside County, California)

Ralph Sherwin and Blaine Sherwin, former business associates and then employees of Host/GlobalNet, filed suit on August 25, 2004, against us, our former subsidiary GlobalNet, Geoffrey Ramsey, and other individuals who have never been served with process. The first amended complaint claims that Host: (a) breached written employment agreements with the Sherwins when Host terminated their three-year agreements after approximately six months of employment; (b) breached a contract to purchase from the Sherwins their purported exclusive distribution rights to a product known as the “Fan Saver” in exchange for a large number of shares of our common stock; and (c) engaged in securities fraud, fraud and deceit, and interference with prospective economic advantage. Host filed a cross-complaint against the Sherwins for breach of the employment contracts and fraud.

The case had been scheduled for jury trial to commence on February 21, 2006. However, settlement was reached on February 18, 2006. In the settlement agreement which was placed on the record in open court on February 21, 2006, Host agreed to pay the Sherwins $150,000, consisting of $75,000 on March 17, 2006, with the remainder to be paid with interest in equal payments on September 17, 2006, and March 16, 2007.  In addition, Host will grant 175,000 shares of restricted common stock to be divided among the Sherwins and their attorneys. In exchange for the above consideration, Host and the Sherwins have agreed to a complete release of all claims against each other. Based upon this settlement, on March 27, 2006, the trial date was vacated.

At June 30, 2005, the Company accrued $682,009 for legal settlements.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 -	COMMITMENTS AND CONTINGENCIES (Continued)

LEGAL MATTERS (Continued)

Host America Corp. and GlobalNet Energy Investors Inc., v. Coastline Financial Inc., Case No. 2:04-cv-00879 (District Court, Salt Lake City, Utah)

Coastline Financial, landlord of a building leased to K.W.M. Electronics, claimed a landlord’s lien on all K.W.M. goods located on the leased premises by reason of its failure to timely pay rent in early September 2004. K.W.M. was in the process of developing and building certain products for Host, which products were on site when Coastline repossessed the building. At the outset of the case, Host sought and obtained a prejudgment writ of replevin entitling Host to remove several different kinds of goods from the leased K.W.M. premises, namely Motor Masters, Light Masters, and Fan Savers. The latter had been purchased by Host in California and shipped to K.W.M.’s facilities in Utah for further development work.

The federal court required a $150,000 bond from Host as a condition for issuing the prejudgment writ of replevin. As required under Utah law, the pleadings Host filed identified the value of the goods, namely the Motor and Light Masters at $250,000 and the Fan Savers at $45,000.

After a trial, the court entered judgment not only awarding the ownership of all the products to Coastline, but also awarding Coastline the full amount paid by Host both for the goods and their engineering, despite the unrebutted testimony that the goods had no value except as scrap in the hands of anyone other than Host. Host will appeal the judgment and damages granted to Coastline by the United States District Court for the Central District of Utah of $295,445.

Host will also proceed in another, related case in the District Court in Utah in which Host maintains our rights to the inventory under the Uniform Commercial Code. Host believes it acquired the rights to the above inventory by acquiring the rights to a loan between K.W.M. and a third-party lender in which the inventory was described as collateral. The owner’s right to collateral under the loan supersedes the rights of Coastline under the landlord’s lien. Host maintains that the U.C.C. filing made by the third-party lender was perfected before Coastline filed its lien.  The case was scheduled to be heard on May 16, 2006 and the appeal in the damages award case is to be filed on or before May 11, 2006. A motion for summary judgment in that case was heard on May 16, 2006, which resulted in a denial of Host’s claim, determining that the U.C.C. lien was not perfected. That case has not yet been made final.  A court mediator has been assisting with settlement of the case and provided for both parties to consider a settlement which is more than covered by Host’s supersedeas bond already fully funded by Host.

At June 30, 2005, the Company accrued $295,445 for legal settlements.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 -	COMMITMENTS AND CONTINGENCIES (Continued)

LEGAL MATTERS (Continued)

Class Actions

In August 2005 and September 2005, twelve putative class action complaints were filed in the United States District Court for the District of Connecticut, naming as defendants the Company, Geoffrey W. Ramsey, and David J. Murphy. One or more of the complaints also named Gilbert Rossomando, Peter Sarmanian, Roger D. Lockhart and EnergyNsync, Inc. The complaints were captioned as follows: Mintz v. Host America Corp., et al., Civil Action No. 05-cv-1260-SRU (filed on August 9, 2005); RFC Securities LLC v. Host America Corp., et al., Civil Action No. 05-cv-01269-JBA (filed on August 11, 2005); Collins v. Host America Corp., et al., Civil Action No. 05-cv-01270-JBA (filed on August 11, 2005); Conlin v. Host America Corp., et al., Civil Action No. 05-cv-01291-WWE (filed on August 15, 2005); Sutton v. Host America Corp., et al., Civil Action 05-cv-01292-JBA (filed on August 15, 2005); Dombrowski v. Host American Corp., et al., Civil Action No. 05-cv-01329-RNC (filed on August 19, 2005); Yorks v. Host America Corp., et al., Civil Action No. 05-cv-1250 (filed on August 8, 2005); Sullivan v. Host America Corp., et al., Civil Action No. 05-01391 (filed on September 2, 2005); George Theall v. Host America Corp., et al., Civil Action No. 05-cv-1389 (JBA) (filed September 1, 2005); Sonia Kilgore v. Host America Corp., et al., Civil Action No. 05-cv-1435 (JBA)(filed September 12, 2005) (collectively, the “class actions”); Jonathan Destler v. Host America Corp., et al., No. 05-cv-01479 (JBA) (filed September 21, 2005); Brett Reeves v. Host America Corp. et al., Civil Action No. 05-cv-01511 (JBA) (filed September 27, 2005) (collectively, the class actions). The complaints purported to be brought on behalf of all persons who purchased Host’s publicly traded securities between July 12, 2005 and July 22, 2005. In general, Plaintiffs alleged that Host’s July 12, 2005 press release contained materially false and misleading statements regarding Host’s commercial relationship with Wal-Mart. The complaints alleged that these statements harmed the purported class by artificially inflating the price of Host’s securities and that certain defendants personally benefited from the inflated price by selling stock during the alleged class period. Plaintiffs sought unspecified damages based on alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 -	COMMITMENTS AND CONTINGENCIES (Continued)

LEGAL MATTERS (Continued)

On September 21, 2005, as amended on September 26, 2005, the Court issued a Consolidation and Scheduling Order, consolidating the above-referenced class actions under the caption, In re Host America Securities Litigation, Civil Action No. 05-cv-1250 (JBA). On June 15, 2006, the lead plaintiff filed a Consolidated Complaint for Violations of the Securities Laws (“Consolidated Complaint”). The Consolidated Complaint, which supersedes the previously filed class action complaints, names as defendants the Company, Geoffrey W. Ramsey, David J. Murphy, Peter Sarmanian and Roger D. Lockhart, and purports to be brought on behalf of all persons who purchased Host’s publicly traded securities between July 12, 2005 and September 1, 2005. The Consolidated Complaint is based on substantially the same allegations as the earlier filed complaints, and adds allegations based on Host’s disclosure in May 2006 concerning the resignation of Host’s former independent auditors. Plaintiffs seek unspecified damages based on alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Under the current scheduling order, the time for us to respond to the Consolidated Complaint is September 29, 2006.

Derivative Actions - Federal Court

Host has been named as a nominal defendant in two shareholder derivative actions filed in the United States District Court for the District of Connecticut. The captions of those actions are Michael Freede v. Geoffrey Ramsey, et al., Civil Action No. 05-01326 (JBA)(filed August 19, 2005) and Joella W. Cheek v. Geoffrey Ramsey, et al., Civil Action No. 05-01326 (JBA)(filed September 13, 2005). The plaintiffs did not make presuit demand on the Board of Directors prior to filing the actions. By order dated October 20, 2005, the court consolidated the derivative actions, and administratively consolidated the derivative actions with In re Host America Securities Litigation, Civil Action No. 05-cv-1250 (JBA). On June 22, 2006, the federal derivative plaintiffs filed a Verified Amended Derivative Complaint, which names as defendants Geoffrey Ramsey, David Murphy, Anne Ramsey, Peter Sarmanian, Gilbert Rossomando, Roger Lockhart, C. Michael Horton, Nicholas M. Troiano, Patrick J. Healy, and John D’Antona, and the Company as a nominal defendant. The Verified Amended Derivative Complaint generally alleges that the defendants caused and/or permitted Host to make alleged false and misleading statements about Host’s commercial relationship with Wal-Mart in the July 12, 2005 press release. The complaint asserts causes of action for breach of fiduciary duty, gross negligence, abuse of control, gross mismanagement, breach of contract, unjust enrichment, and insider trading, and seeks an unspecified amount of damages and other relief purportedly on behalf of the Company. Under the current scheduling order, the time for the defendants to respond to the Consolidated Complaint is September 29, 2006.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 -	COMMITMENTS AND CONTINGENCIES (Continued)

LEGAL MATTERS (Continued)

Derivative Action - State Court

Host has also been named as a nominal defendant in a separate derivative action filed in the Connecticut Superior Court for the Judicial District of New Haven in Bart Hester v. Geoffrey W. Ramsey, et al., filed on or about September 28, 2005 (“Hester” action). This action names as defendants Geoffrey Ramsey, David Murphy, Anne Ramsey, Peter Sarmanian, Gilbert Rossomando, Roger Lockhart, C. Michael Horton, Nicholas M. Troiano, Patrick J. Healy, and John D’Antona. The Hester complaint contains allegations substantially similar to those of the federal derivative actions described above, and asserts six counts for breach of fiduciary duty for insider selling and misappropriation of information, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. On January 20, 2006, Host and Host’s officer and director defendants filed a motion to stay all proceedings Hester in light of the derivative actions pending in the federal court. The Superior Court granted the motion to stay on June 13, 2006. As a result, the Hester action is stayed until further order of the Court.

State Court Action

On or about May 2, 2006, 47 plaintiffs who alleged that they purchased Host securities at artificially inflated prices in reliance on the July 12, 2005 press release brought suit in the Connecticut Superior Court for the Judicial District of New Haven, naming Host as the sole defendant. Enrique Joe Contreras, et al., v. Host America Corp., Civil Action No. 402488. The Contreras complaint is based on substantially the same allegations as the federal class action complaints, and seeks damages on behalf of each of the 47 plaintiffs. The complaint asserts causes of action for fraud, fraudulent non-disclosure, fraudulent misrepresentations, negligent misrepresentation, and respondeat superior liability. On or about May 31, 2006, Host removed the Contreras action to the United States District Court for the District of Connecticut, and subsequently filed a motion to consolidate that action with the In re Host America Securities Litigation. Plaintiffs have filed a motion to remand the case to state court, which Host has opposed. The Court has entered an order extending the time for Host to respond to the complaint until 30 days after a decision on the plaintiffs’ motion to remand.

The above actions are in early procedural stages.

In connection with the litigation described above, Host has or may have obligations to indemnify present and former officers and directors from any judgments and the costs of defense of the litigation, including attorney’s fees.

Host has notified Liberty Insurance Underwriters, Inc., (“Liberty”), from which we purchased policies of insurance, of the foregoing litigation. In general, the policies apply on a “claims made” basis to certain costs (including legal fees), expenses, judgments and/or settlements, subject to applicable policy limits and retentions. Liberty has advised Host that it reserves its rights to deny coverage of the foregoing litigation under a claims made policy with an expiration date of July 21, 2005. To date, subject to a retention amount, Liberty has reimbursed Host for certain legal fees and other costs associated with our representation and past and present Company officers and directors in connection with the litigation. Liberty has advised Host that it denies coverage of the foregoing litigation under a claims-made policy with an expiration date of July 21, 2006.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 -	COMMITMENTS AND CONTINGENCIES (Continued)

LEGAL MATTERS (Continued)

Burton M. Sack v. Host America Corp., RS Services, Inc., GlobalNet Acquisitions Corporation, et al., Case No. CJ-05-204E (District Court, Stephens County, Oklahoma)

On May 11, 2005, Host was named as a defendant, along with K.W.M. Electronics Corporation, RS Services, Inc., and GlobalNet Acquisitions Corporation in a Petition and Request for Order of Delivery of Property for certain personal property pledged as collateral in the loan and security agreement between Burton M. Sack and K.W.M. Electronics dated May 9, 2003. The petition states that K.W.M. defaulted on a loan and security agreement and is obligated to turn over the secured collateral to Mr. Sack. Mr. Sack has applied for a hearing for an Order of Delivery for the recovery of the collateral; however, a hearing date has not been set. The personal property that is the subject of Mr. Sack’s claim includes the rights to the technology used in the original light controller device previously marketed by RS Services.

A similar action has been filed by Burton M. Sack in Sarasota County, Florida naming K.W.M. Electronics Corporation, Charlie Stevenson and Scott Feldhacker as defendants, but neither Host nor any of Host’s subsidiaries were named as defendants. Burton M. Sack v. K.W.M. Electronics Corporation, Charlie Stevenson and Scott Feldhacker, Case No. 2004-CA-9234-NC (Circuit Court, Sarasota County, Florida).

Both cases in which Burton M. Sack was the named plaintiff have been assigned to Host under the terms and conditions set forth in the December 9, 2005 sale and assignment agreement. See “Note 20 - Sale and Assignment Agreement” for more information.

SEC Investigation and Nasdaq Delisting

On July 19, 2005, the staff of the Securities and Exchange Commission’s Fort Worth Office initiated an informal inquiry into the facts and circumstances surrounding a Press Release issued by the Company on July 12, 2005. On July 22, 2005, the SEC issued a Formal Order of Investigation into the issuance of the press release and initiated a suspension in the trading of our securities. The SEC investigation is still ongoing, and Host’s current officers have responded to all SEC requests for interviews and information. A copy of the July 12, 2005 press release is attached as an exhibit to our Form 8-K filed on July 12, 2005.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 -	COMMITMENTS AND CONTINGENCIES (Continued)

LEGAL MATTERS (Continued)

SEC Investigation and Nasdaq Delisting (Continued)

On August 5, 2005, the NASDAQ Stock Market notified Host that the staff of NASDAQ Listing Investigations and Listing Qualifications had determined to delist Host’s securities based on concerns associated with the July 12, 2005 press release and pursuant to NASDAQ’s broad discretionary authority to deny continued inclusion of securities. Host appealed this determination and requested a hearing before a NASDAQ Listing Qualifications Panel to review the NASDAQ staff determination. A hearing was held on September 1, 2005. On September 8, 2005, we received notice that the NASDAQ Listing Qualification Panel determined to delist our common stock and warrants. Host’s securities were subsequently delisted from the NASDAQ Stock Market effective with the open of business on September 12, 2005. A substantial decline in the market price of Host’s common stock and warrants occurred from the date of the delisting to the present. Our common stock and warrants are currently traded on the OTC Bulletin Board.

POWER REDUCTION SERVICES, LLC AGREEMENT

During the third quarter of 2005, we entered into a verbal agreement with Power Reduction Services, LLC pursuant to which we appointed Power Reduction Systems as our exclusive distributor of our energy management product in the northeastern part of the United States. Power Reduction Services will act as our exclusive independent sales, contractor and installer for energy products and services. In addition, we intend to grant Power Reduction Services a nonexclusive, nontransferable license to use the software associated with and incorporated into the energy products in connection with its distribution, sales and installation of our products.

Mr. C. Michael Horton, a current director of Host, is the managing partner of Power Reduction Services. As of June 30, 2005, there have been no sales or transactions between Host and Power Reduction Services. On March 8, 2006, RS Services has accepted a purchase order from Power Reduction Services for 333-100 amp Light Controller on a “ready to ship” basis. This order provides for an initial deposit of $100,000 and two subsequent deposits contingent upon product availability of $125,000 and $150,000 extending 120 days after initial order date. The total value to RS Services is in excess of $1.0 million after all controller units have been delivered.

NOTE 16 -	401K PLAN

The Company maintains a 401(k) defined contribution plan which covers all participating employees who have a minimum of one year of service. Prior to January 2003, the Company provided a stock-match benefit at a rate of 25% up to a maximum of 3% of the participant’s gross earnings. Effective January 2003, the Company began providing a cash match benefit at the rate of five percent of the participating employees’ gross contributions. Employees become fully vested in the Company’s contribution after six years of service. The Company’s contribution for the years ended June 30, 2005, 2004 and 2003 totaled $25,113, $33,796 and $34,828, respectively.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 -	RELATED PARTY TRANSACTIONS

LEASES

The Company leases land and real property from a partnership owned by certain employees/stockholders under a newly extended lease agreement expiring in 2010. The terms of the lease calls for an initial annual payment of $37,080 payable in monthly installments and increasing at a rate of 3% annually for the next five years. RS Services leases its facility from an employee of the Company under a lease agreement with an initial five-year term at $60,000 per year, with three subsequent renewal options for two years each.

PRIVATE PLACEMENTS

The Company is obligated to certain officers, directors, and affiliated persons in connection with the private placements of subordinated debt.

From January 8, 2004 through May 27, 2004, Host privately placed 80 units at $25,000 per unit, each unit consisting of one 7.5% unsecured subordinated promissory note in the amount of $25,000 due January 31, 2009 and one warrant to purchase 7,500 shares of Host’s common stock at an exercise price of $10.00 per share, exercisable from December 31, 2004 to January 31, 2009. The units were offered and sold on a best efforts basis by officers and directors of Host and by View Trade, Inc., a selling agent. View Trade received a commission of 10% of the gross proceeds from the units sold by it (commission payments totaled $192,500). In addition, View Trade also received 57,750 warrants to purchase Host’s common stock at an exercise price of $10.00 per share, exercisable from December 31, 2004 until January 31, 2009. Roger Lockhart is a principal shareholder and a registered representative of View Trade. Officers and directors of Host did not receive any commission or other remuneration for the units sold by them. Of the 80 units sold, officers, directors and affiliates of the Company, including Mr. Lockhart, purchased a total of 6 units for a purchase price of $175,000.

On January 19, 2005, in consideration of $100,000 from Mr. C. Michael Horton, Host issued an unsecured, subordinated convertible promissory note for $100,000 at 7.5% interest with a due date of January 19, 2007. On January 19, 2006 through January 29, 2007, Mr. C. Michael Horton will have the option of having Host pay off the $100,000 unsecured convertible promissory note by issuing 24,390 shares of common stock. In addition, on January 19, 2005, in consideration of $100,000 from Mr. C. Michael Horton, Host issued 24,390 shares of common stock. Officers and directors of Host did not receive any commission or other remuneration for shares sold by them

On June 7, 2005, Host issued 37,037 shares of its common stock and an 8.5% per annum, unsecured, subordinated convertible promissory note with a gross face amount of $100,000 to Mr. Patrick Healy, a current director. Mr. Healy purchased the unit for $200,000. The note is due and payable on June 16, 2007 and is convertible after one year, in whole or in part, into shares of common stock at $2.70 per share.

On June 16, 2005, Host issued 21,098 shares of its common stock and an 8.5% per annum, unsecured, subordinated convertible promissory note with a gross face amount of $50,000 to Mr. C. Michael Horton, a current director. Mr. C. Michael Horton purchased the unit for $100,000. The note is due and payable on June 22, 2007 or convertible after June 22, 2006 in whole or in part, into shares of common stock at $2.37 per share.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 -	RELATED PARTY TRANSACTIONS (Continued)

EARNOUTS

In accordance with the RS Services acquisition, Host is obligated to pay Mr. Sparks, an officer of RS Services, an “Earnout” as explained in Note 3. Any such amounts earned will result in a charge to operations for compensation expense.

RS SERVICES NOTE RECEIVABLE

On February 11, 2004, K.W.M. borrowed $125,000 from GlobalNet. The president of K.W.M. is also an employee of GlobalNet, which merged operations into RS Services. Accordingly, K.W.M. issued a promissory note to GlobalNet in the amount of $125,000, which bears interest at 7.5% and had a maturity date of August 11, 2004. On August 10, 2004, the Board of Directors for Host authorized the extension of the K.W.M. note until the date that Host and K.W.M. sign an asset purchase agreement or June 30, 2005, whichever is sooner. On June 30, 2004, the Company wrote off the note and associated accrued interest as uncollectible as K.W.M. Electronics had discontinued its operations.

PYRAMID TECHNOLOGIES

As explained in Note 15, Host has accepted a proposal from Pyramid Technologies, an outside developer and supplier for our new and innovative light controller product, to engineer and design the new technology of the product. The President of Pyramid is the brother-in-law of Mr. C. Michael Horton, a current director of Host.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 -	INDUSTRY SEGMENT INFORMATION

The Company has three major reportable segments: the business dining segment which is operated by Host, the unitized meals and energy management segments which are operated by Host’s two wholly-owned subsidiaries Lindley and RS Services, respectively. The segments were determined based on the components of the Company’s business that are evaluated separately by management. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The discontinued operations are the results of the SelectForce segment which was sold on March 31, 2005.

Business segment financial information as of and for the year ended June 30, 2005 is as follows:

	Business Dining	Unitized Meals	Energy Management	Total	Discontinued Operations	Consolidated
Sales to unaffiliated customers	$13,135,230	$14,458,945	$3,199,661	$30,793,836	$-	$30,793,836
Segment loss	(3,384,948)	(1,062,031)	(5,216,176)	(9,663,155)	-	(9,663,155)
Impairment charge	-	1,102,056	2,592,968	3,695,024	-	3,695,024
Depreciation and amortization	52,268	258,376	186,186	496,830	-	496,830
Provision for income taxes	9,000	30,000	-	39,000	-	39,000
Segment assets	4,842,209	4,371,157	3,541,008	12,754,374	-	12,754,374
Capital expenditures	20,317	84,226	172,842	277,385	-	277,385

Business segment financial information as of and for the year ended June 30, 2004 is as follows:

	Business Dining	Unitized Meals	Energy Management	Total	Discontinued Operations	Consolidated
Sales to unaffiliated customers	$12,820,482	$12,057,002	$57,823	$24,935,307	$-	$24,935,307
Segment loss	(1,249,127)	(4,555,117)	(6,712,468)	(12,516,712)	(344,181)	(12,860,893)
Impairment charge	-	4,486,455	5,079,587	9,566,042	-	9,566,042
Depreciation and amortization	88,776	359,446	59,600	507,822	-	507,822
Provision for income taxes	40,000	15,000	-	55,000	-	55,000
Segment assets	10,784,306	3,226,113	357,974	14,368,393	1,322,800	15,691,193
Capital expenditures	29,182	79,067	164,889	273,138	-	273,138

Business segment financial information as of and for the year ended June 30, 2003 is as follows:

	Business Dining	Unitized Meals	Total	Discontinued Operations	Eliminations	Consolidated
Sales to unaffiliated customers	$11,560,455	$11,880,606	$23,441,061	$-	$(8,255)	$23,432,806
Segment (loss) profit	(490,298)	(230,819)	(721,117)	80,959	-	(640,158)
Impairment charge	-	121,000	121,000	-	-	121,000
Depreciation and amortization	200,863	162,886	363,749	-	-	363,749
Provision for income taxes	6,000	23,000	29,000	-	-	29,000
Segment assets	1,358,912	7,944,936	9,303,848	1,887,449	-	11,191,297
Capital expenditures	20,716	184,508	205,224	-	-	205,224

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 -	SELECTED QUARTERLY DATA (UNAUDITED)

Unaudited quarterly data for the years ended June 30, 2005 and 2004 follows. Such data has been restated to reflect the amended results for the 2004 fiscal year, and the SelectForce subsidiary as discontinued operations. On March 31, 2005, Host sold all of its shares in SelectForce, which was its employment screening segment (see Note 4).

	Fiscal 2005 Quarter Ended
	June 30, 2005	March 31, 2005	Dec 31, 2004	Sept 30, 2004
Net revenues	$9,228,356	$8,163,964	$6,926,581	$6,474,935
Loss from operations	(6,365,743)	(1,438,177)	(752,608)	(1,106,627)
Income (loss) from discontinued operations	-	(90,436)	2,502	87,934
Net loss	(6,365,743)	(1,528,613)	(750,106)	(1,018,693)
Basic and diluted EPS:
Continuing operations	(1.45)	(0.32)	(0.18)	(0.27)
Discontinued operations	(0.00)	0.02	0.00	0.02
Net loss	(1.45)	(0.34)	(0.18)	(0.25)

	Fiscal 2004 Quarter Ended
	June 30, 2004	March 31, 2004	Dec 31, 2003	Sept 30, 2003
Net revenues	$6,363,779	$6,153,567	$6,398,663	$6,019,298
Income (loss) from operations	(11,682,062)	(731,117)	72,834	(176,367)
Income (loss) from discontinued operations	(446,105)	45,612	6,818	49,494
Net income (loss)	(12,128,167)	(685,505)	79,652	(126,873)
Basic and diluted EPS:
Continuing operations	(3.13)	(0.18)	0.02	(0.06)
Discontinued operations	(0.12)	0.01	0.00	0.02
Net loss	(3.25)	(0.17)	0.03	(0.04)

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20 -	SUBSEQUENT EVENTS

CEO TERMINATION

On December 12, 2005 Geoffrey Ramsey former President and Chief Executive Officer of the Company filed a Demand for Arbitration with the American Arbitration Association (“AAA”) arising from the Company’s termination of his employment in November, 2005. Mr. Ramsey alleged that the Company terminated his employment without just cause in violation of his employment contract and in so doing violated the covenant of good faith and fair dealing. Additionally, he contends that under the terms of his employment contract he is entitled to severance equal to six (6) months of his salary for each calendar year that he was employed by the Company. The arbitration has been scheduled for November 27th, 28th and 29th. The Company intends to vigorously defend itself and believes that the Arbitrator will find that just cause existed for Mr. Ramsey’s termination.

On December 2, 2005 a Demand for Arbitration was also filed by Anne Ramsey and Debra Ramsey. Anne Ramsey is the sister of Geoffrey Ramsey and the former Human Resource Director for the Company. Debra Ramsey is the wife of Geoffrey Ramsey and was a former Administrative Assistant for the Company. The Demand alleges that on November 23, 2005 their employment was terminated in breach of alleged employment agreements purportedly entered into between themselves and the Company. On or about March 20, 2006, the Company instituted an injunction proceeding in the New Haven Superior Court to permanently enjoin this arbitration on the basis that the employment agreements relied upon by Anne and Debra were never authorized by the Company and as such are void. The matter is currently scheduled for trial on October 6, 2006 and the parties have agreed to hold the arbitration in abeyance pending the outcome of the State Court proceeding. The Company believes that it will be successful in permanently barring Anne Ramsey and Debra Ramsey from arbitrating their claims.

PRIVATE PLACEMENTS

On February 17, 2006, Host closed a private placement of 440,000 shares of common stock and 132,000 common stock purchase warrants to a limited number of accredited investors.  The securities were sold at a price of $1.25 per share for aggregate proceeds of approximately $550,000.  The warrants are exercisable for an indefinite period from closing at an exercise price of $1.75 per share.

On July 5, 2006, the Company completed the private placement of $350,000 aggregate principal amount of Secured Promissory Notes (the “Notes”) with five individuals within the Company, including certain officers and directors of the Company, and entered into a Security Agreement with respect to the Notes. The Notes bear interest at the rate of ten percent (10%) per annum. The notes may be prepaid in whole or in part at any time without penalty, but in no event later than 180 days from the date of issuance. The final maturity date of the Notes shall be 180 days from July 5th, on which date the entire indebtedness evidenced by the Notes, including, without limitation, the unpaid principal balance and unpaid interest accrued thereon, shall be due and payable.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20 -	SUBSEQUENT EVENTS (Continued)

PRIVATE PLACEMENTS (Continued)

On July 31, 2006, Host closed a private placement of 500,000 shares of common stock and 150,000 common stock purchase warrants to a limited number of accredited investors.  The securities were sold at a price of $1.00 per share for aggregate proceeds of $500,000.  The warrants are exercisable for an indefinite period from closing at an exercise price of $1.75 per share. The offer and sale was made by the Company’s officers and directors and no commissions were paid in connection with the transaction.

STOCK OPTIONS GRANTED

On July 7, 2005, Host issued 236,500 stock options to various members of management, other employees and board members. Accordingly, Host will be recording these options under SFAS 123R and will take a charge in the first quarter fiscal 2006 and beyond for the fair value of options issued.

LAURUS NOTE FINANCING

In July 2005, Laurus exercised their right to convert their notes into 1,502,885 shares of our common stock at conversion prices of $3.50, $5.03 and $5.48 and exercised a total of 303,038 warrants at $5.98 per share (see Notes 10 and 13). Liabilities of approximately $6.7 million, net of debt discount, were converted into equity and Host received approximately $1.8 million from the exercise of the warrants. In addition, on July 13, 2005, H.C. Wainwright & Co., the placement agent that assisted us in the Laurus financing, and three of its principals exercised their warrants. Accordingly, 76,597 shares were issued at a conversion price of $4.70. As a result of the conversion, Host will record a non cash charge of approximately $2.7 million.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20 -	SUBSEQUENT EVENTS (Continued)

LAURUS NOTE FINANCING (Continued)

On January 11, 2006, Host America signed a Release and Cancellation Agreement with Laurus Master Funds, Ltd.  The agreement provides that in consideration for the issuance of 20,000 shares of our common stock, Laurus consents to the cancellation of a warrant to purchase 25,000 shares of our common stock issued in February 2005 and agrees to release all security interests and liens which Host and its subsidiaries previously granted to Laurus in connection with prior financing agreements between the parties. The agreement also gives Laurus piggyback registration rights with respect to the 20,000 shares described above and with respect to 146,962 additional shares underlying a warrant currently held by Laurus.

SALE AND ASSIGNMENT AGREEMENT

On December 9, 2005, pursuant to a Sale and Assignment Agreement (the “Sale Agreement”), Host acquired all of Burton M. Sack’s (“Sack”) right, title and interest to a Loan, including interest and penalties totaling $771,230, (the “Loan”) Sack had previously made to K.W.M. of Salt Lake City, Utah on May 9, 2003, which Loan is secured by a first security interest in certain technology purportedly owned by K.W.M.

Under the terms of the Sale Agreement, Host paid to Sack the amount of $771,230, $400,000 of which was paid in cash at the closing and the remainder of which was paid by a promissory note from Host in the original principal amount of $371,230 (the “Note”). The Note currently bears interest at a rate of 8.5%, which interest rate is subject to increases in an amount equal to the amount which the Prime Rate, as reported in the Money Rate Section of the Wall Street Journal, exceeds 8.5%. The Note is repayable in equal monthly installments of principal of $15,467 and each such payment is to be accompanied by a payment of interest in arrears at the prevailing rate thereon. The Note is due and payable in full on December 15, 2007.

Repayment of the Note is secured by a contingent assignment by Host to Sack of certain inventions, products and intellectual property relating to the energy savings products. In addition, the Loan is further guaranteed by Scott Feldhacker (“Feldhacker”) and Charlie Stevenson (“Stevenson”). Stevenson, an officer and director of K.W.M., and Feldhacker were both guarantors under the original Loan and are former employees of RS Services, Inc., a wholly-owned subsidiary of Host.

Mr. Sack, the party to the Agreement, is the stepfather to Peter Sarmanian, a current Director of Host.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21 -	VALUATION AND QUALIFYING ACCOUNTS

Year ended June 30, 2005	Balance at Beginning of Period	Deductions	Balance at End of Period
Accounts Receivable:
Allowance for doubtful accounts	$23,000	$29,495	$52,495

Deferred Tax Asset:
Valuation Allowance	1,780,272	2,393,159(1)	4,173,431

Year ended June 30, 2004	Balance at Beginning of Period	Deductions	Balance at End of Period
Accounts Receivable:
Allowance for doubtful accounts	$20,000	$3,000	$23,000

Deferred Tax Asset:
Valuation Allowance	1,631,000	149,272(1)	1,780,272

Year ended June 30, 2003	Balance at Beginning of Period	Deductions	Balance at End of Period
Accounts Receivable:
Allowance for doubtful accounts	$15,000	$5,000	$20,000

Deferred Tax Asset:
Valuation Allowance	1,451,000	180,000(1)	1,631,000

(1)	Valuation allowance directly offsets effects of income tax provision.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22 -	RESTATEMENT OF QUARTERLY DATA (Unaudited)

The Company has identified certain adjustments that necessitate the restatement of its unaudited consolidated balance sheets and unaudited consolidated statements of operations for the first three quarters of fiscal 2005 and the second and third interim periods of fiscal 2004. These adjustments reflect the changes to previously issued financial statements primarily with respect to i) the allocation and valuation of the purchase price of the acquisitions transacted in fiscal 2005 and in fiscal 2004, ii) with respect to the reclassification of the warrant liability pursuant to EITF No. 00-19, iii) with respect to the 2004 preferred stock dividend beneficial conversion adjustment, and iv) with respect to the re-audit of fiscal 2004 financial statements.

The following table shows the effects of the restatement on the Company’s unaudited quarterly results of operations as filed with the Securities and Exchange Commission. In the tables that follow, the columns labeled “Restatement Adjustments” represent adjustments. The columns labeled “Reclassification Adjustments” represents the reclassifications of the SelectForce discontinued operations. The SelectForce disposition occurred in March 2005, therefore no reclassification adjustment was required in the quarter ended March 31, 2005 as the disposition was included as previously reported.

HOST AMERICA CORPORATION
RESTATED CONSOLIDATED BALANCE SHEET (Unaudited)
MARCH 31, 2005

	As Previously Reported 3/31/2005	Restatement Adjustments 3/31/2005	As Restated 3/31/2005
ASSETS
CURRENT ASSETS
Cash	$1,330,956	$-	$1,330,956
Cash - Restricted	-	2,732,000	2,732,000
Accounts receivable, net	4,840,423	-	4,840,423
Inventory	1,429,672	(358,080)	1,071,592
Note receivable - related party	165,000	-	165,000
Prepaid expenses and other	527,454	(16,204)	511,250
Total current assets	8,293,505	2,357,716	10,651,221

EQUIPMENT AND IMPROVEMENTS, net	1,693,376	(147,734)	1,545,642

OTHER ASSETS
Other	419,891	(203,900)	215,991
Cash - restricted	2,732,000	(2,732,000)	-
Deferred financing costs, net	1,453,167	(17,731)	1,435,436
Intangible assets, net	1,870,966	(1,870,966)	-
Goodwill, net	6,515,160	(2,876,783)	3,638,377
	12,991,184	(7,701,380)	5,289,804
	$22,978,065	$(5,491,398)	$17,486,667

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$1,582,023	$958,662	$2,540,685
Accounts payable	3,749,508	-	3,749,508
Accrued expenses	1,391,851	-	1,391,851
Total current liabilities	6,723,382	958,662	7,682,044

LONG-TERM LIABILITIES
Long-term debt, less current portion	5,869,898	(1,055,780)	4,814,118
Subordinated debt	2,932,513	(412,783)	2,519,730
Warrant liability	-	1,305,603	1,305,603
	8,802,411	(162,960)	8,639,451
Total liabilities	15,525,793	795,702	16,321,495

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 2,000,000 shares authorized	-	-	-
Preferred stock, Series B, $.001 par value, 266,667 shares issued and outstanding	267	-	267
Common stock, $.001 par value, 80,000,000 shares authorized; $4,751,073 issued and outstanding	4,812	(61)	4,751
Additional paid-in capital	23,037,732	594,247	23,631,979
Accumulated deficit	(15,590,539)	(6,881,286)	(22,471,825)
Total stockholders' equity	7,452,272	(6,287,100)	1,165,172
	$22,978,065	$(5,491,398)	$17,486,667

HOST AMERICA CORPORATION
RESTATED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
FOR THE QUARTER ENDED MARCH 31, 2005

	As Previously Reported For The Qtr Ended 3/31/2005	Restatement Adjustment	As Restated For The Qtr Ended 3/31/2005

NET REVENUES	$8,163,964	$-	$8,163,964

OPERATING COSTS AND EXPENSES:
Cost of revenues	6,959,240	35,251	6,994,491
Selling, general and administrative expenses	1,836,600	(35,251)	1,801,349
Depreciation and amortization	185,329	(69,532)	115,797
Research and development costs	104	-	104
	8,981,273	(69,532)	8,911,741
Income (loss) from continuing operations	(817,309)	69,532	(747,777)

OTHER INCOME (EXPENSE)
Gain on value of warrant liability	-	138,980	138,980
Other income (expense)	4,723	-	4,723
Amortization of deferred financing costs	(151,967)	-	(151,967)
Amortization of debt discount	(206,185)	(72,672)	(278,857)
Interest expense	(355,484)	(37,795)	(393,279)
	(708,913)	28,513	(680,400)
Income (loss) from continuing operations before income taxes	(1,526,222)	98,045	(1,428,177)

PROVISION FOR INCOME TAXES	10,000	-	10,000

Income (loss) from continuing operations	(1,536,222)	98,045	(1,438,177)

Income from discontinued operations	81,627	-	81,627
Loss on sale of discontinued operations	(663,618)	491,555	(172,063)
Income (loss) from discontinued operations	(581,991)	491,555	(90,436)

Net Income (loss)	(2,118,213)	589,600	(1,528,613)
Preferred stock dividends	(8,000)	-	(8,000)

Income (loss) applicable to common stockholders	$(2,126,213)	$589,600	$(1,536,613)

Loss per share - basic and diluted:
Loss from continuing operations	$(0.34)		$(0.32)
Income (loss) from discontinued operations	(0.13)		(0.02)
Net loss per share	$(0.47)		$(0.34)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,517,832	(60,500)	4,457,332

HOST AMERICA CORPORATION
RESTATED CONSOLIDATED BALANCE SHEET (Unaudited)
DECEMBER 31, 2004

	As Previously Reported 12/31/2004	Reclassification Adjustments	Previously Reported After Reclassification	Restatement Adjustment	As Restated 12/31/2004
ASSETS
CURRENT ASSETS
Cash	$1,057,607	$(203,346)	$854,261	$-	$854,261
Cash - Restricted	-	-	-	4,000,000	4,000,000
Accounts receivable, net	3,500,243	(173,575)	3,326,668	-	3,326,668
Inventory	1,198,390	-	1,198,390	(358,080)	840,310
Note receivable - related party	291,720	(159,386)	132,334	-	132,334
Prepaid expenses and other	582,816	(3,809)	579,007	(16,204)	562,803
Assets of discontinued operations	-	1,967,485	1,967,485	(491,555)	1,475,930
Total current assets	6,630,776	1,427,369	8,058,145	3,134,161	11,192,306

EQUIPMENT AND IMPROVEMENTS, net	1,358,815	(8,239)	1,350,576	(147,734)	1,202,842

OTHER ASSETS
Other	438,414	-	438,414	(203,900)	234,514
Cash - restricted	4,000,000	-	4,000,000	(4,000,000)	-
Deferred financing costs, net	1,605,135	-	1,605,135	(17,731)	1,587,404
Intangible assets, net	2,057,666	(117,168)	1,940,498	(1,940,498)	-
Goodwill, net	5,280,800	(1,301,962)	3,978,838	(2,876,783)	1,102,055
	13,382,015	(1,419,130)	11,962,885	9,038,912	2,923,973
	$21,371,606	$-	$21,371,606	$(6,052,485)	$15,319,121

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$1,312,286	$-	$1,312,286	$(25,806)	$1,286,480
Accounts payable	3,085,766	(70,691)	3,015,075	-	3,015,075
Accrued expenses	896,164	(43,531)	852,633	-	852,633
Liabilities of discontinued operation to be assumed	-	114,222	114,222	-	114,222
Total current liabilities	5,294,216	-	5,294,216	(25,806)	5,268,410

LONG-TERM LIABILITIES
Long-term debt, less current portion	6,113,151	-	6,113,151	(117,011)	5,996,140
Subordinated debt	2,997,806	-	2,997,806	(439,756)	2,558,050
Warrant liability	-	-	-	1,444,583	1,444,583
	9,110,957	-	9,110,957	887,816	9,998,773
Total liabilities	14,405,173	-	14,405,173	862,010	15,267,183

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 2,000,000 shares authorized	-	-	-	-	-
Preferred stock, Series B, $.001 par value, 266,667 shares issued and outstanding	267	-	267	-	267
Common stock, $.001 par value, 80,000,000 shares authorized; 4,180,271 issued and outstanding	4,241	-	4,241	(61)	4,180
Additional paid-in capital	20,426,255	-	20,426,255	556,452	20,982,707
Accumulated deficit	(13,464,330)	-	(13,464,330)	(7,470,886)	(20,935,216)
Total stockholders' equity	6,966,433	-	6,966,433	(6,914,495)	51,938
	$21,371,606	$-	$21,371,606	$(6,052,485)	$15,319,121

HOST AMERICA CORPORATION
RESTATED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
FOR THE QUARTER ENDED DECEMBER 31, 2004

	As Previously Reported For The Qtr Ended 12/31/2004	Reclassification Adjustments	Previously Reported After Reclassification	Restatement Adjustment	As Restated For The Qtr Ended 12/31/2004

NET REVENUES	$7,373,434	$(446,853)	$6,926,581	$-	$6,926,581

OPERATING COSTS AND EXPENSES:
Cost of revenues	6,215,006	(312,950)	5,902,056	37,626	5,939,682
Selling, general and administrative expenses	1,486,205	(119,326)	1,366,879	(37,626)	1,329,253
Depreciation and amortization	161,833	(8,071)	153,762	(48,253)	105,509
Research and development costs	33,827	-	33,827	-	33,827
	7,896,871	(440,347)	7,456,524	(48,253)	7,408,271
Income (loss) from continuing operations	(523,437)	(6,506)	(529,943)	48,253	(481,690)

OTHER INCOME (EXPENSE)
Gain on value of warrant liability	-	-	-	334,802	334,802
Other income	5,154	4,004	9,158	-	9,158
Amortization of deferred financing costs	(151,968)	-	(151,968)	-	(151,968)
Amortization of debt discount	(200,874)	-	(200,874)	(77,982)	(278,856)
Interest expense	(172,054)	-	(172,054)	-	(172,054)
	(519,742)	4,004	(515,738)	256,820	(258,918)
Income (loss) from continuing operations before income taxes	(1,043,179)	(2,502)	(1,045,681)	305,073	(740,608)

PROVISION FOR INCOME TAXES	12,000	-	12,000	-	12,000

Loss from continuing operations	(1,055,179)	(2,502)	(1,057,681)	305,073	(752,608)

Income from discontinued operations	-	2,502	2,502	-	2,502

Net loss	(1,055,179)	-	(1,055,179)	305,073	(750,106)
Preferred stock dividends	(7,999)	-	(7,999)	-	(7,999)

Loss applicable to common stockholders	$(1,063,178)	$-	$(1,063,178)	$305,073	$(758,105)

Loss per share - basic and diluted:
Loss from continuing operations	$(0.26)		$(0.26)		$(0.18)
Income (loss) from discontinued operations	-		-		-
Net loss per share	$(0.26)		$(0.26)		$(0.18)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,139,804	-	4,139,804	(60,500)	4,079,304

HOST AMERICA CORPORATION
RESTATED CONSOLIDATED BALANCE SHEET (Unaudited)
SEPTEMBER 30, 2004

	As Previously Reported 9/30/2004	Reclassification Adjustments	Previously Reported After Reclassification	Restatement Adjustment	As Restated 9/30/2004
ASSETS
CURRENT ASSETS
Cash	$2,338,970	$(166,753)	$2,172,217	$-	$2,172,217
Cash - Restricted	-	-	-	4,000,000	4,000,000
Accounts receivable, net	3,078,846	(252,478)	2,826,368	-	2,826,368
Inventory	967,427	-	967,427	(358,080)	609,347
Note receivable - related party	165,000	(159,386)	5,614	-	5,614
Prepaid expenses and other	549,575	(4,849)	544,726	(16,204)	528,522
Assets of discontinued operations	-	2,018,905	2,018,905	(491,555)	1,527,350
Total current assets	7,099,818	1,435,439	8,535,257	3,134,161	11,669,418

EQUIPMENT AND IMPROVEMENTS, net	1,102,230	(9,415)	1,092,815	(147,734)	945,081

OTHER ASSETS
Other	208,931	-	208,931	(203,900)	5,031
Cash - restricted	4,000,000	-	4,000,000	(4,000,000)	-
Deferred financing costs, net	1,757,102	-	1,757,102	(17,731)	1,739,371
Intangible assets, net	1,010,758	(124,062)	886,696	(886,696)	-
Goodwill, net	5,280,800	(1,301,962)	3,978,838	(3,978,838)	-
	12,257,591	(1,426,024)	10,831,567	(9,087,165)	1,744,402
	$20,459,639	$-	$20,459,639	$(6,100,738)	$14,358,901

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$980,773	$-	$980,773	$(25,806)	$954,967
Accounts payable	2,382,828	(92,026)	2,290,802	-	2,290,802
Accrued expenses	785,941	(22,148)	763,793	-	763,793
Liabilities of discontinued operations	-	114,174	114,174	-	114,174
Total current liabilities	4,149,542	-	4,149,542	(25,806)	4,123,736

LONG-TERM LIABILITIES
Long-term debt, less current portion	5,543,948	-	5,543,948	(168,020)	5,375,928
Subordinated debt	2,963,098	-	2,963,098	(466,729)	2,496,369
Warrant liability	-	-	-	1,779,385	1,779,385
	8,507,046	-	8,507,046	1,144,636	9,651,682
Total liabilities	12,656,588	-	12,656,588	1,118,830	13,775,418

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 2,000,000 shares authorized	-	-	-	-	-
Preferred stock, Series B, $.001 par value, 266,667 shares issued and outstanding	267	-	267	-	267
Common stock, $.001 par value, 80,000,000 shares authorized; 4,066,991 issued and outstanding	4,128	-	4,128	(61)	4,067
Additional paid-in capital	20,199,808	-	20,199,808	556,452	20,756,260
Accumulated deficit	(12,401,152)	-	(12,401,152)	(7,775,959)	(20,177,111)
Total stockholders' equity	7,803,051	-	7,803,051	(7,219,568)	583,483
	$20,459,639	$-	$20,459,639	$(6,100,738)	$14,358,901

HOST AMERICA CORPORATION
RESTATED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

	As Previously Reported For The Quarter Ended 9/30/2004	Reclassification Adjustments	Previously Reported After Reclassification	Restatement Adjustment	As Restated For The Quarter Ended 9/30/2004

NET REVENUES	$7,068,632	$(593,697)	$6,474,935	$-	$6,474,935

OPERATING COSTS AND EXPENSES:
Cost of revenues	5,991,069	(396,446)	5,594,623	34,339	5,628,962
Selling, general and administrative expenses	1,591,287	(97,242)	1,494,045	(34,339)	1,459,706
Depreciation and amortization	117,565	(8,071)	109,494	(20,627)	88,867
Research and development costs	9,156	-	9,156	-	9,156
	7,709,077	(501,759)	7,207,318	(20,627)	7,186,691
Income (loss) from continuing operations	(640,445)	(91,938)	(732,383)	20,627	(711,756)

OTHER INCOME (EXPENSE)
Gain on value of warrant liability	-	-	-	224,753	224,753
Other income (expense)	(13,154)	4,004	(9,150)	-	(9,150)
Amortization of deferred financing costs	(151,967)	-	(151,967)	-	(151,967)
Amortization of debt discount	(200,875)	-	(200,875)	(77,982)	(278,857)
Interest expense	(164,650)	-	(164,650)	-	(164,650)
	(530,646)	4,004	(526,642)	146,771	(379,871)
Income (loss) from continuing operations before income taxes	(1,171,091)	(87,934)	(1,259,025)	167,398	(1,091,627)

PROVISION FOR INCOME TAXES	15,000	-	15,000	-	15,000

Income (loss) from continuing operations	(1,186,091)	(87,934)	(1,274,025)	167,398	(1,106,627)

Income from discontinued operations	-	87,934	87,934	-	87,934

Net income	(1,186,091)	-	(1,186,091)	167,398	(1,018,693)
Preferred stock dividends	(8,001)	-	(8,001)	-	(8,001)

Loss applicable to common stockholders	$(1,194,092)	$-	$(1,194,092)	$167,398	$(1,026,694)

Loss per share - basic and diluted:
Loss from continuing operations	$(0.29)		$(0.31)		$(0.27)
Income (loss) from discontinued operations	-		0.02		0.02
Total	$(0.29)		$(0.29)		$(0.25)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,118,983	-	4,118,983	(60,500)	4,058,483

HOST AMERICA CORPORATION
RESTATED CONSOLIDATED BALANCE SHEET (Unaudited)
MARCH 31, 2004

	As Previously Reported 3/31/2004	Reclassification Adjustments	Previously Reported After Reclassification	Restatement Adjustment	As Restated 3/31/2004
ASSETS
CURRENT ASSETS
Cash	$983,895	$(158,451)	$825,444	$-	$825,444
Accounts receivable, net	3,184,182	(213,753)	2,970,429	-	2,970,429
Inventory	1,101,665	-	1,101,665	-	1,101,665
Prepaid expenses and other	783,228	(167,530)	615,698	(176,604)	439,094
Assets of discontinued operations	-	1,989,097	1,989,097	-	1,989,097
Total current assets	6,052,970	1,449,363	7,502,333	(176,604)	7,325,729

EQUIPMENT AND IMPROVEMENTS, net	946,811	(9,551)	937,260	-	937,260

OTHER ASSETS
Other	619,517	-	619,517	-	619,517
Deferred financing costs, net	-	-	-	98,596	98,596
Intangible assets, net	1,061,123	(137,850)	923,273	-	923,273
Goodwill, net	5,280,800	(1,301,962)	3,978,838	4,679,881	8,658,719
	6,961,440	(1,439,812)	5,521,628	4,778,477	10,300,105
	$13,961,221	$-	$13,961,221	$4,601,873	$18,563,094

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$312,558	$-	$312,558	$-	$312,558
Accounts payable	2,006,865	(94,199)	1,912,666	-	1,912,666
Accrued expenses	1,459,253	(27,306)	1,431,947	-	1,431,947
Liabilities of discontinued operation to be assumed	-	121,505	121,505	-	121,505
Total current liabilities	3,778,676	-	3,778,676	-	3,778,676

LONG-TERM LIABILITIES
Long-term debt, less current portion	286,239	-	286,239	-	286,239
Subordinated debt	2,784,767	-	2,784,767	-	2,784,767
	3,071,006	-	3,071,006	-	3,071,006
Total liabilities	6,849,682	-	6,849,682	-	6,849,682

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 2,000,000 shares authorized	-	-	-	-	-
Preferred stock, Series B, $.001 par value, 266,667 shares issued and outstanding	267	-	267	-	267
Common stock, $.001 par value, 80,000,000 shares authorized; 4,051,999 issued and outstanding	4,113	-	4,113	(61)	4,052
Additional paid-in capital	17,385,483	-	17,385,483	1,315,280	18,700,763
Accumulated deficit	(10,278,324)	-	(10,278,324)	3,286,654	(6,991,670)
Total stockholders' equity	7,111,539	-	7,111,539	4,601,873	11,713,412
	$13,961,221	$-	$13,961,221	$4,601,873	$18,563,094

HOST AMERICA CORPORATION
RESTATED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
FOR THE QUARTER ENDED MARCH 31, 2004

	As Previously Reported For The Quarter Ended 3/31/2004	Reclassification Adjustments	Previously Reported After Reclassification	Restatement Adjustment	As Restated For The Quarter Ended 3/31/2004

NET REVENUES	$6,645,308	$(491,741)	$6,153,567	-	$6,153,567

OPERATING COSTS AND EXPENSES:
Cost of revenues	5,696,092	(330,050)	5,366,042	-	5,366,042
Selling, general and administrative expenses	1,233,045	(103,568)	1,129,477	135,400	1,264,877
Acquired in process research and development costs	70,814	-	70,814	(70,814)	-
Depreciation and amortization	112,078	(8,468)	103,610	9,327	112,937
	7,112,029	(442,086)	6,669,943	73,913	6,743,856
Loss from continuing operations	(466,721)	(49,655)	(516,376)	(73,913)	(590,289)

OTHER INCOME (EXPENSE)
Other income (expense)	(4,635)	4,042	(593)	-	(593)
Amortization of deferred financing costs	(9,610)	-	(9,610)	-	(9,610)
Amortization of debt discount	(29,967)	-	(29,967)	-	(29,967)
Interest expense	(92,659)	-	(92,659)	-	(92,659)
	(136,871)	4,042	(132,829)	-	(132,829
Loss from continuing operations before income taxes	(603,592)	(45,613)	(649,205)	(73,913)	(723,118)

PROVISION FOR INCOME TAXES	8,000	-	8,000	-	8,000

Loss from continuing operations	(611,592)	(45,612)	(657,205)	(73,913)	(731,118)

Income from discontinued operations	-	45,612	45,612	-	45,612

Net loss	(611,592)	-	(611,599)	(73,913)	(685,506)
Preferred stock dividends	-	-	-	-	-

Loss applicable to common stockholders	$(611,592)	$-	$(611,599)	$(73,913)	$(685,506)

Loss per share - basic and diluted:
Loss from continuing operations	$(0.16)		$(0.16)		$(0.18)
Income from discontinued segment	-		0.01		0.01
Net loss per share	$(0.16)		$(0.15)		$(0.17)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,018,766	-	4,018,766	(60,500)	3,958,266

HOST AMERICA CORPORATION
RESTATED CONSOLIDATED BALANCE SHEET (Unaudited)
DECEMBER 31, 2003

	As Previously Reported 12/31/2003	Reclassification Adjustments	Previously Reported After Reclassification	Restatement Adjustment	As Restated 12/31/2003
ASSETS
CURRENT ASSETS
Cash	$2,022,614	$(158,681)	$1,863,933	$-	$1,863,933
Accounts receivable, net	3,363,257	(164,166)	3,199,091	-	3,199,091
Inventory	665,488	-	665,488	-	665,488
Prepaid expenses and other	491,450	(169,590)	321,860	(70,814)	251,046
Assets of discontinued segment	-	1,950,267	1,950,267	-	1,950,267
Total current assets	6,542,809	1,457,830	8,000,639	(70,814)	7,929,825

EQUIPMENT AND IMPROVEMENTS, net	946,829	(11,124)	935,705	-	935,705

OTHER ASSETS
Other	470,465	-	470,465	-	470,465
Intangible assets, net	675,261	(144,744)	530,517	-	530,517
Goodwill, net	5,280,800	(1,301,962)	3,978,838	4,679,881	8,658,719
	6,426,526	(1,446,706)	4,979,820	4,679,881	9,659,701
	$13,916,164	$-	$13,916,164	$4,609,067	$18,525,231

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$1,352,985	$-	$1,352,985	$-	$1,352,985
Accounts payable	2,618,614	(69,475)	2,549,139	-	2,549,139
Accrued expenses	1,365,415	(8,751)	1,356,664	-	1,356,664
Liabilities of discontinued operation to be assumed	-	78,226	78,226	-	78,226
Total current liabilities	5,337,014	-	5,337,014	-	5,337,014

LONG-TERM LIABILITIES
Long-term debt, less current portion	360,672	-	360,672	-	360,672
Subordinated debt	1,127,800	-	1,127,800	-	1,127,800
	1,488,472	-	1,488,472	-	1,488,472
Total liabilities	6,825,486	-	6,825,486	-	6,825,486

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 2,000,000 shares authorized	-	-	-	-	-
Preferred stock, Series B, $.001 par value, 266,667 shares issued and outstanding	267	-	267	-	267
Common stock, $.001 par value, 80,000,000 shares authorized; 3,541,251 issued and outstanding	3,541	-	3,541	-	3,541
Additional paid-in capital	16,753,602	-	16,753,602	1,248,500	18,002,102
Accumulated deficit	(9,666,732)	-	(9,666,732)	3,360,567	(6,306,165)
Total stockholders' equity	7,090,678	-	7,090,678	4,609,067	11,699,745
	$13,916,164	$-	$13,916,164	$4,609,067	$18,525,231

HOST AMERICA CORPORATION
RESTATED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
FOR THE QUARTER ENDED DECEMBER 31, 2003

	As Previously Reported For The Qtr. Ended 12/31/2003	Reclassification Adjustments	Previously Reported After Reclassification	Restatement Adjustment	As Restated For The Qtr Ended 12/31/2003

NET REVENUES	$6,795,681	$(397,018)	$6,398,663	$-	$6,398,663

OPERATING COSTS AND EXPENSES:
Cost of revenues	5,645,586	(289,591)	5,355,995	-	5,355,995
Selling, general and administrative expenses	894,626	(80,614)	814,012	-	814,012
Acquired in process research and development costs	3,360,567	-	3,360,567	(3,360,567)	-
Depreciation and amortization	81,912	(8,491)	73,421	-	73,421
	9,982,691	(378,696)	9,603,995	(3,360,567)	6,234,428
Income (loss) from continuing operations	(3,187,010)	(18,322)	(3,205,332)	3,360,567	155,235

OTHER INCOME (EXPENSE)
Other income	11,771	11,504	23,275	-	23,275
Amortization of deferred financing costs	(6,343)	-	(6,343)	-	(6,343)
Amortization of debt discount	(21,700)	-	(21,700)	-	(21,700)
Interest expense	(71,633)	-	(71,633)	-	(71,633)
	(87,905)	11,504	(76,401)	-	(76,401)
Income (loss) from continuing operations before income taxes	(3,274,915)	(6,818)	(3,281,733)	3,360,567	78,834

PROVISION FOR INCOME TAXES	6,000	-	6,000	-	6,000

Income (loss) from continuing operations	(3,280,915)	(6,818)	(3,287,733)	3,360,567	72,834

Income from discontinued operations	-	6,818	6,818	-	6,818

Net income (loss)	(3,280,915)	-	(3,280,915)	3,360,567	79,652

Loss applicable to common stockholders	$(3,280,915)	$-	$(3,280,915)	$3,360,567	$79,652

Loss per share - basic and diluted:
Income (loss) from continuing operations	$(1.09)		$(1.09)		$0.02
Income from discontinued operations	-		0.00		0.00
Net income (loss) per share	$(1.09)		$(1.09)		$0.03

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	3,012,448	-	3,012,448	-	3,012,448