Form 10-Q
period 2005-09-30
HOST AMERICA CORP
filed 2006-11-20
CIK 809012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

On November 1, 2006, there were 8,876,514 shares of the registrant’s common stock, $.001 par value, outstanding.

HOST AMERICA CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2005 (Unaudited)	June 30, 2005 (Audited)
CURRENT ASSETS
Cash	$1,196,326	$1,015,227
Cash - restricted	-	1,630,000
Accounts receivable, net of allowance for doubtful accounts of $52,495 as of September 30, 2005 and June 30, 2005	5,745,663	5,190,539
Inventories	868,841	875,159
Prepaid expenses and other current assets	493,438	178,706
Total current assets	8,304,267	8,889,631

EQUIPMENT AND IMPROVEMENTS, net	1,692,291	1,789,801

OTHER ASSETS
Other	514,391	514,891
Deferred financing costs, net	273,622	1,297,551
Intangible assets, net	237,500	262,500
	1,025,513	2,074,942
Total Assets	$11,022,071	$12,754,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$278,124	$2,077,296
Accounts payable	2,546,492	3,655,068
Accrued expenses	3,742,452	2,236,763
Total current liabilities	6,567,068	7,969,127

LONG-TERM LIABILITIES
Long-term debt, less current portion	1,052,862	5,131,579
Subordinated debt	2,767,942	2,702,668
Warrant Liability	118,918	921,382
	3,939,722	8,755,629
Total liabilities	10,506,790	16,724,756

CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 2,000,000 shares authorized	-	-
Preferred stock, Series B, $.001 par value, 266,667 shares issued and outstanding	267	267
Common stock, $.001 par value, 80,000,000 shares authorized; 6,829,014 and 4,926,494 issued and outstanding at September 30 and June 30, 2005, respectively	6,829	4,926
Additional paid-in capital	36,855,651	24,734,882
Accumulated deficit	(36,347,466)	(28,710,457)
Total stockholders’ equity (deficiency)	515,281	(3,970,382)
Total Liabilities and Stockholders’ Equity	$11,022,071	$12,754,374

See accompanying notes to the condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

	2005	Restated 2004

NET REVENUES	$9,048,808	$6,474,935

OPERATING COSTS AND EXPENSES
Cost of revenues	7,565,474	5,628,962
Selling, general and administrative expenses	4,549,253	1,459,706
Depreciation and amortization	149,687	88,867
Research and development costs	178,500	9,156
	12,442,914	7,186,691

Loss from operations	(3,394,106)	(711,756)

OTHER INCOME (EXPENSE)
Fair value gain (loss) on warrant	(1,214,958)	224,753
Other income (expense)	67,900	(9,150)
Amortization and write off of deferred financing costs	(1,023,929)	(151,967)
Amortization and write off of debt discount	(1,786,772)	(278,857)
Interest expense	(262,144)	(164,650)
	(4,219,903)	(379,871)

Loss from continuing operations before provision for income taxes	(7,614,009)	(1,091,627)
Provision for income taxes	15,000	15,000
Loss from continuing operations	(7,629,009)	(1,106,627)

Income from discontinued operations	-	87,934
Net loss	(7,629,009)	(1,018,693)
Preferred stock dividends	(8,000)	(8,001)

Net loss applicable to common stockholders	$(7,637,009)	(1,026,694)

Loss per share - basic and diluted:
Loss from continuing operations	$(1.16)	$(0.27)
Income from discontinued operations	-	0.02
Net loss per share	$(1.16)	$(0.25)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	6,572,798	4,058,483

See accompanying notes to the condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

	2005	Restated 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,629,009)	$(1,018,693)
Income from discontinued operations	-	(87,934)
Loss from continuing operations	(7,629,009)	(1,106,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	198,689	88,867
Bad debt expense	3,147	-
Revaluation of warrant liability	1,214,958	(224,753)
Non cash interest expense	13,640	20,300
Amortization and write off of debt discount	1,786,772	278,857
Non-cash compensation for services	103,523	-
Amortization and write off of deferred financing costs	1,023,929	151,967
Beneficial conversion charge to interest expense	138,583	-
Stock compensation costs	426,446	-
Loss on disposal of property and equipment	-	20,688
Changes in operating assets and liabilities	(442,060)	(386,872)
Net cash used in operating activities of continuing operations	(3,161,382)	(1,157,573)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment and improvements	(55,983)	(45,277)
Issuance of note receivable - related party	-	(40,000)
Decrease in restricted cash	1,630,000	-
Net cash provided by (used in) investing activities of continuing operations	1,574,017	(85,277)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	1,858,980	-
Payments for deferred financing costs	-	(13,960)
Principal payments on long-term debt	(90,516)	(332,952)
Net cash provided by (used in) financing activities	1,768,464	(346,912)

Net cash provided by (used in) continuing operations	181,099	(1,589,762)
Net cash used in discontinued operations:
Net cash used in operating activities	-	(113,933)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Total net cash used in discontinued operations	-	(133,933)

NET INCREASE (DECREASE) IN CASH	181,099	(1,703,695)

CASH, beginning of period	1,015,227	3,875,912

CASH, end of period	$1,196,326	$2,172,217

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED) (Continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
	2005	Restated 2004
Cash paid during the quarter for:
Interest	$27,613	$67,136
Income taxes	9,243	12,905

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	2005	Restated 2004
Equipment acquired through assumption of notes payable and capital leases	$20,196	$60,821
Issuance of common stock upon conversion of long-term debt and accrued interest	7,577,718	50,300
Dividends on preferred stock	8,000	8,001

See accompanying notes to the condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Host America Corporation (“Host”) was incorporated in Delaware on February 6, 1986 under the name University Dining Services, Inc. On March 9, 1998, Host filed a Certificate of Amendment with the Delaware Secretary of State changing its name to Host America Corporation. During fiscal 1999, Host changed its state of incorporation from Delaware to Colorado. Host is a contract food management and energy management organization, which specializes in providing management of corporate dining rooms and cafeterias and such ancillary services as special event catering and office coffee service to business and industry accounts located in the Northeast area of the United States. In July 2000, Host purchased all of the issued and outstanding shares of Lindley Food Service Corporation (“Lindley”). Lindley provides unitized meals primarily under fixed-price contracts for governmental programs. On March 28, 2002, Host purchased all of the issued and outstanding shares of SelectForce, Inc. (“SelectForce”), a regional employment and drug screening company located in Oklahoma City, Oklahoma. On March 31, 2005, Host and T.E.D. Corporation entered into a Share Purchase Agreement whereby Host sold to T.E.D. all of its shares in SelectForce. Host decided to sell SelectForce in order to concentrate its resources on its food and energy management operations, to streamline its overall operation and to raise capital. On December 23, 2003, Host purchased all of the issued and outstanding shares of GlobalNet Energy Investors, Inc. (“GlobalNet”). GlobalNet, which is located in Carrollton, Texas, markets, sells, installs and manages energy saving products and technology. On October 29, 2004, Host purchased the operating assets of FoodBrokers, Inc. (“FoodBrokers”), a food service company located in Bridgeport, Connecticut. On February 16, 2005, GlobalNet Acquisition Corp. (“Global”), a newly-formed, wholly-owned subsidiary of Host, acquired and merged with RS Services, an Oklahoma corporation, pursuant to the terms and conditions of the Agreement of Merger and Plan of Reorganization dated September 29, 2004. As a result, Global, as the surviving corporation, changed its name to RS Services, Inc. (“RS Services”), a Connecticut corporation, and will conduct the electrical installation and energy management business formerly conducted by RS Services, Inc. On April 7, 2005, GlobalNet was merged into RS Services. As used herein, “RS Services” or “RS” refers to RS Services, Inc. before the merger and RS Services, Inc. together with Global after the merger.

RESTATEMENT

On May 2, 2006, Host was notified of the resignation of its independent registered public accounting firm, J.H. Cohn LLP, effective that date.

As a result of this, and as disclosed in the Company’s 2005 Annual Report on Form 10K, the Company’s quarterly fiscal 2005 financial statements have been restated, whereby the Company’s net loss for the quarter ended September 30, 2004 decreased by $167,398 and the net loss per share decreased by $0.04.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RESTATEMENT (Continued)

The major adjustments to the previously issued quarterly financial statements are i) with respect to the Laurus transaction and the reclassification of the warrant liability pursuant to EITF No. 00-19, and ii) with respect to the re-audit of the fiscal 2004 financial statements.

The restatement amounts also summarize the reclassification of discontinued operations of SelectForce.

GOING CONCERN

The Company incurred net losses of $7,629,009 and $1,018,693 for the quarter ended September 30, 2005 and 2004, respectively. The Company had $3,161,381 and $1,157,573 of cash that was used in operating activities from continuing operations at September 30, 2005 and 2004, respectively.

In addition, as described in Note 5 and in this Note 1, the Company is currently involved in significant litigation that can have an adverse effect on the Company’s operations. The Company has been subject to an SEC investigation and has been named defendant in numerous litigations, including shareholder lawsuits. If an adverse ruling with any or all of these legal matters occurs, the Company may be forced to either make material payments, restructure operations, sell off a significant portion of our assets or take other necessary and appropriate matters to ensure our ability to continue operations.

The Company has suffered recurring losses from continuing operations, has negative cash flows from continuing operations and is currently involved in significant litigations that can have an adverse effect on the Company’s operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company plans to improve cash flow through continued focus, deployment and promotion of its energy management segment and the underlying technology associated with our newly designed light controller. The Company also plans to continue its efforts to identify ways of reducing operating costs and to increase liquidity through additional equity financing. Moreover, the Company has entered into agreements with institutional investment firms that could provide additional equity financing. The completion of the equity funding and the operational initiatives are expected to improve the Company’s cash flow and to help foster the implementation of the Company’s current initiatives and business plan.

HOST AMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

BASIS OF PRESENTATION

The condensed consolidated financial statements of Host America Corporation and subsidiaries (the “Company”) for the three months ended September 30, 2005 and 2004 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) and disclosures necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Host and its wholly-owned subsidiaries since the date of acquisition (collectively the “Company”). The consolidated financial statements also reflect the accounts and results of SelectForce as a discontinued segment in the September 30, 2004 period. SelectForce was a regional employment and drug screening company that was purchased on March 28, 2002 and sold on March 31, 2005. All material intercompany transactions and balances have been eliminated in consolidation.

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

Inventories consist of the following as of September 30 and June 30, 2005:

	September 30, 2005	June 30, 2005

Raw materials	$689,521	$707,543
Finished goods	179,320	167,616

Totals	$868,841	$875,159

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Energy Management. Our energy management division recognizes revenues from contract installations on a percentage of completion basis and the installation of computerized products when the products are delivered and the installation is complete.

RESEARCH AND DEVELOPMENT

Research and development costs related to our energy management operation are charged to expense when incurred. The amount charged to expense for the three months ended September 30, 2005 and 2004 was $178,500 and $9,156 respectively.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

Net loss per common share was computed based upon 6,572,798 and 4,058,483 weighted average number of common shares outstanding during the three months ended September 30, 2005 and 2004, respectively.

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

The September 30, 2005 preferred stock dividend declared of $8,000 has been added to the net loss of $7,629,009 for the quarter ended September 30, 2005 to calculate the net loss applicable to common stockholders of $7,637,009 and the corresponding net loss per common share of $1.16. The 2004 preferred stock dividend declared of $8,001 has been added to the net loss of $1,018,693 for the quarter ended September 30, 2004 to calculate the net loss applicable to common stockholders of $1,026,694 and the corresponding net loss per common share of $0.25.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NET EARNINGS (LOSS) LOSS PER COMMON SHARE (Continued)

Convertible preferred shares subject to potential dilution totaled 266,667 for the quarter ended September 30, 2005 and 2004. Shares under stock purchase options totaled 1,465,678 and 1,030,650 for the quarter ended September 30, 2005 and 2004, respectively. Shares under warrants totaled 2,277,779 and 2,710,422 for the quarter ended September 30, 2005 and 2004, respectively. Convertible notes subject to potential dilution totaled 82,524 for the quarter ended September 30, 2005.

Loss per share from continuing operations and net loss per share are based on the losses applicable to common stockholders and, accordingly, reflect the adjustment of loss from continuing operations and preferred stock dividends.

SEGMENT INFORMATION

The Company’s primary operating segments are the management of corporate dining (Host), the preparation of unitized meals (Lindley), and energy management (RS Services).

STOCK COMPENSATION PLANS

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123(R) (revised 2004), Share-Based Payment, which amends FASB Statement No. 123. The new standard requires the Company to expense employee stock options and other share-based payments over the service periods.  The new standard may be adopted in one of three ways: the modified prospective transition method; a variation of the modified prospective transition method; or the modified retrospective transition method. We have adopted the standard as required on July 1, 2005 utilizing the modified prospective transition method and recorded the effects for stock option awards granted to officers, directors and employees (collectively “employees”) in accordance with the provisions of SFAS 123(R), and related interpretations of the Emerging Issues Task Force (the “EITF”) of the FASB. The fair value of any options, warrants or similar equity instruments issued is estimated based on the Black-Scholes option-pricing model.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK COMPENSATION PLANS (Continued)

The Company recorded the cost of stock options in the September 30, 2005 period of $426,446. Had compensation cost for the Company’s stock option plans for September 30, 2004 been determined in accordance with the fair value-based method prescribed under SFAS 123 and amortized over the vesting period, the Company’s net loss and net loss per share for the three months ended September 30, 2004 would have approximated the pro forma amounts indicated below:

	2005	2004

Net loss - as reported	$(7,629,009)	$(1,018,693)
Add: Total stock-based employee compensation expense, included in reported net loss, net of taxes	426,447	-
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of taxes	(426,447)	(7,000)
Pro forma net loss	$(7,629,009)	$(1,025,693)
Preferred stock dividends	(8,000)	(8,001)
Pro forma net loss applicable to common stockholders	$(7,637,009)	$(1,033,694)

Net loss per common share, as reported	$(1.16)	$(0.25)
Pro forma net loss per common share applicable to common stockholders	$(1.16)	$(0.25)

The fair value of stock options used to compute pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0% for 2005 and 2004; expected volatility range of 68% to 72% for 2005 and 76% for 2004; average risk-free interest rate range of 3.83% and 4.18% for 2005 and 4.22% for 2004; and expected option holding period of 10 years for 2005 and 2004.

HOST AMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The effective date for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS 155 will have an impact on the Company’s overall results of operations of financial position.

In March 2006, the FASB issued SFAS 156 Accounting for Servicing of Financial Assets. This Statement 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specifically identified situations, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, permits an entity to choose either of the Amortization method or the Fair value measurement method for each class of separately recognized servicing assets and servicing liabilities, at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value, and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The effective date for Statement 156 is as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS 156 will have an impact on the Company’s overall results of operations of financial position.

HOST AMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

In June 2006, the FASB issued Summary of Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not anticipate that the adoption of Interpretation No. 48 will have an impact on the Company’s overall results of operations of financial position.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, the statement does not require any new fair value measurements. However, for some entities, the application of Statement 157 will change current practice. The effective date is for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect, if any, of SFAS 157 on its financial statements.

No other new accounting pronouncement issued or effective during this fiscal year has had or is expected to have a material impact on the consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

DEFERRED FINANCING COSTS

Costs incurred in connection with obtaining the subordinated debt have been deferred and are being amortized over the term of the related borrowings using the straight-line method. Additionally, capitalized costs reflected in the June 30, 2005 consolidated balance sheet in connection with obtaining the Laurus debt have been expensed in July 2005 as a result of the conversion of the Laurus debt into equity.

NOTE 2 -	DISCONTINUED OPERATIONS OF SELECTFORCE

On March 31, 2005, Host and T.E.D. Corporation (the “Purchaser”) entered into a Share Purchase Agreement (the “Agreement”) whereby Host sold to the Purchaser all of its shares in SelectForce, a wholly owned subsidiary of Host, which was its employment screening segment. Host decided to sell SelectForce in order to concentrate its resources on its food and energy management operations, to streamline its overall operation and to raise capital. The President of the Purchaser is a former director of Host and an officer of SelectForce.

The Agreement contains numerous representations, warranties and covenants by Host and the Purchaser, including a two-year covenant not to compete by Host and its officers and directors in the ownership, management, operation or control of an employment screening business.

Summarized operating data for the discontinued operations of SelectForce are outlined below:

Three Months Ended September 30,
2004

Net revenue	$593,697
Income before taxes	93,934
Income taxes	6,000
Income from discontinued operations	$87,934

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 3 -	STOCKHOLDERS’ EQUITY

STOCK OPTIONS

A summary of the status of the Company’s stock options and changes during the three months ended September 30, 2005 is presented below. In all instances, the exercise price of the options approximates the market price of the stock on the grant date:

	September 30, 2005
	Outstanding	Price	Weighted Average Exercise Price
Outstanding at beginning of period	1,403,078	$2.00 - 7.40	$4.19
Granted	276,500	$2.87 - 3.15	2.91
Exercised	(20,000)	$2.00 - 2.69	2.34
Forfeiture	(193,900)	$2.00 - 7.40	6.47
Outstanding at end of period	1,465,678	$2.00 - 7.40	$3.67
Weighted average fair value of options issued during the period	$2.23

The Company granted 276,500 stock options during the quarter with an exercise price ranging from $2.87 to $3.15 per share. All of the granted stock options were issued to employees with vesting dates immediate or not exceeding 2 years. All stock options granted have a 10 year exercise period. Additionally, the Company recorded an aggregate forfeiture of 193,900 from all stock option plans as actual terminations according to the plan policy.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 3 -	STOCKHOLDERS’ EQUITY (Continued)

LAURUS CONVERSION

In July 2005, Laurus Master Funds, Ltd. (“Laurus”) exercised the right to convert its notes into 1,502,885 shares of our common stock at conversion prices of $3.50, $5.03 and $5.48 and exercised a total of 303,038 warrants at $5.98 per share. Liabilities of approximately $6.7 million were converted into equity and Host received approximately $1.8 million from the exercise of the warrants. A non-cash charge of approximately $2.7 million has been reflected in the first quarter of fiscal 2006 associated with the write off of the debt discount and the unamortized and deferred financing charges.

WARRANTS

In July 2005, Laurus exercised 303,038 warrants at an exercise price of $5.98 per share and H.C. Wainwright & Co., the placement agent that assisted the Company in the Laurus financing, and three of its principals exercised 182,701 warrants in a cashless exercise that resulted in the net issuance of 76,597 common shares at an exercise price of $5.43 per share.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 4 -	INCOME TAXES

The provision for income taxes consists of current state income taxes of $15,000 each for the three months ended September 30, 2005 and 2004.

As of September 30, 2005, the Company has federal net operating loss carryforwards of approximately $11,000,000 expiring through fiscal 2025.

The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized. At September 30, 2005, the Company has recorded a valuation allowance for all of its net deferred tax assets and for the quarter ended September 30, 2005 the Company increased the valuation allowance by approximately $1,458,000.

NOTE 5 -	CONTINGENCIES

EMPLOYMENT CONTRACTS

In July 2005, Host entered into an employment agreement with Mr. Michael C. Malota providing that Mr. Malota will serve as the Director of Special Operations and receive an initial annual salary of $132,000, stock options to purchase 40,000 shares of Host’s common stock, with 10,000 shares vesting on January 1, 2006, 15,000 shares vesting July 1, 2006 and 15,000 shares vesting January 1, 2007 and such other benefits as are afforded to similar employees of Host and its subsidiaries. The employment agreement is for a period of two years beginning July 5, 2005 and provides Mr. Malota with certain severance benefits in the event of his termination.

LEGAL MATTERS

Sherwin v. Host America Corp., Geoffrey Ramsey, et al., Case No. 04CC08892 (Superior Court, Riverside County, California)

Ralph Sherwin and Blaine Sherwin, former business associates and then employees of Host/GlobalNet, filed suit on August 25, 2004, against Host, its former subsidiary GlobalNet, Geoffrey Ramsey, and other individuals who have never been served with process. The first amended complaint claims that Host: (a) breached written employment agreements with the Sherwins when Host terminated their three-year agreements after approximately six months of employment; (b) breached a contract to purchase from the Sherwins their purported exclusive distribution rights to a product known as the “Fan Saver” in exchange for a large number of shares of our common stock; and (c) engaged in securities fraud, fraud and deceit, and interference with prospective economic advantage. Host filed a cross-complaint against the Sherwins for breach of the employment contracts and fraud.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 5 -	CONTINGENCIES (Continued)

LEGAL MATTERS (Continued)

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

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 5 -	CONTINGENCIES (Continued)

LEGAL MATTERS (Continued)

Host will also proceed in another, related case in the District Court in Utah in which Host maintains our rights to the inventory under the Uniform Commercial Code. Host believes it acquired the rights to the above inventory by acquiring the rights to a loan between K.W.M. and a third-party lender in which the inventory was described as collateral. The owner’s right to collateral under the loan supersedes the rights of Coastline under the landlord’s lien. Host maintains that the U.C.C. filing made by the third-party lender was perfected before Coastline filed its lien.  The case was scheduled to be heard on May 16, 2006 and the appeal in the damages award case is to be filed on or before May 11, 2006. A motion for summary judgment in that case was heard on May 16, 2006, which resulted in a denial of Host’s claim, determining that the U.C.C. lien was not perfected. That case has not yet been made final.  A court mediator has been assisting with settlement of the case and provided for both parties to consider a settlement which is more than covered by Host’s supersedeas bond already fully funded by Host. However, there also remains for decision a claim by Coastline that Host received a computer containing intellectual property software and that Host improperly acquired title to the software. Host denies that any transfer of title took place. That case is set for hearing on January 4, 2007.

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

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 5 -	CONTINGENCIES (Continued)

LEGAL MATTERS (Continued)

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

On September 21, 2005, as amended on September 26, 2005, the Court issued a Consolidation and Scheduling Order, consolidating the above-referenced class actions under the caption, In re Host America Securities Litigation, Civil Action No. 05-cv-1250 (JBA). On June 15, 2006, lead plaintiff filed a Consolidated Complaint for Violations of the Securities Laws (“Consolidated Complaint”). The Consolidated Complaint, which supersedes all previously filed class action complaints, names as defendants Host, Geoffrey W. Ramsey, David J. Murphy, Peter Sarmanian and Roger D. Lockhart, and purports to be brought on behalf of all persons who purchased the publicly traded securities of the Company between July 12, 2005 and September 1, 2005. The Consolidated Complaint is based on substantially the same allegations as the earlier filed complaints. Plaintiffs seek unspecified damages based on alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and under Section 20A against defendants Sarmanian and Lockhart. A time for answering or otherwise responding to the Consolidated Complaint has not been established. Pursuant to court order, the parties filed a status report on November 13, 2006.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 5 -	CONTINGENCIES (Continued)

LEGAL MATTERS (Continued)

Derivative Actions - Federal Court

Host has also been named as a nominal defendant in two shareholder derivative actions filed in the United States District Court for the District of Connecticut. The captions of those actions are Michael Freede v. Geoffrey Ramsey, et al., Civil Action No. 05-01326 (JBA)(filed August 19, 2005) and Joella W. Cheek v. Geoffrey Ramsey, et al., Civil Action No. 05-01326 (JBA)(filed September 13, 2005). The derivative actions named as defendants Geoffrey W. Ramsey, David J. Murphy, Gilbert Rossomando, Peter Sarmanian, and Anne L. Ramsey, and the Cheek action also named Roger Lockhart. The derivative complaints generally alleged that the defendants caused and/or permitted Host to make alleged false and misleading statements about the Company’s commercial relationship with Wal-Mart in the July 12, 2005 press release. The complaints asserted claims purportedly on behalf of Host against the defendants for breach of fiduciary duty, unjust enrichment and abuse of control, mismanagement and insider trading, and sought an unspecified amount of damages. The plaintiffs did not make presuit demand on the Board of Directors prior to filing the actions. The complaints did not purport to seek affirmative relief from the Company. By order dated October 20, 2005, the court consolidated the derivative actions, and adminstratively consolidated the derivative actions with In re Host America Securities Litigation, Civil Action No. 05-cv-1250 (JBA). The order also obviated the need for defendants to respond to the two derivative complaints; required derivative plaintiffs to file and serve a consolidated amended complaint within forty-five days after entry of an order regarding appointment of lead plaintiff and lead counsel in the related securities litigation; and provided for defendants to file an answer or motion to dismiss within forty-five days after service of a consolidated amended derivative complaint, with plaintiffs’ oppositions to any motions to dismiss and defendants’ replies thereto to be filed thereafter.

On June 22, 2006, the federal derivative plaintiffs filed a Verified Amended Derivative Complaint, which names as defendants Geoffrey Ramsey, David Murphy, Anne Ramsey, Peter Sarmanian, Gilbert Rossomando, Roger Lockhart, Host directors C. Michael Horton, Nicholas M. Troiano, Patrick J. Healy, and John D’Antona, and Host itself as a nominal defendant. The Verified Amended Derivative Complaint is based on substantially the same allegations as the earlier filed federal derivative complaints, and asserts causes of action for breach of fiduciary duty, gross negligence, abuse of control, gross mismanagement, breach of contract, unjust enrichment, and insider trading. The complaint seeks an unspecified amount of damages and other relief. The time for answering or otherwise responding to the Verified Amended Derivative Complaint has not been established. Pursuant to court order, the parties filed a status report on November 13, 2006.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

NOTE 5 -	CONTINGENCIES (Continued)

LEGAL MATTERS (Continued)

State Court Action

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

State Court Individual Action

On or about May 2, 2006, 47 plaintiffs who alleged that they purchased Host securities at artificially inflated prices in reliance on the July 12, 2005 press release brought suit in the Connecticut Superior Court for the Judicial District of New Haven, naming Host as the sole defendant. Enrique Joe Contreras, et al., v. Host America Corp., Civil Action No. 402488. The Contreras complaint is based on substantially the same allegations as the federal class action complaints. The complaint asserts causes of action for fraud, fraudulent non-disclosure, fraudulent misrepresentations, negligent misrepresentation, and respondeat superior liability.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 5 -	CONTINGENCIES (Continued)

LEGAL MATTERS (Continued)

On or about May 31, 2006, Host America removed the Contreras action to the United States District Court for the District of Connecticut, and subsequently filed a motion to consolidate that action with the In re Host America Securities Litigation. Plaintiffs moved to remand the case to state court, which Host America opposed. Following an order granting plaintiffs’ motion, the federal court remanded the Contreras action to state court on September 20, 2006. Host America has requested an extension until December 11, 2006, to answer or otherwise respond to the complaint.

Host has notified Liberty Insurance Underwriters, Inc., (“Liberty”), from which Host purchased policies of insurance, of the foregoing litigation. In general, the policies apply on a “claims made” basis to certain costs (including legal fees), expenses, judgments and/or settlements, subject to applicable policy limits and retentions. Liberty has advised Host that it reserves its rights to deny coverage of the foregoing litigation under a claims made policy with an expiration date of July 21, 2005. To date, subject to a retention amount, Liberty has reimbursed Host for certain legal fees and other costs associated with Host’s representation and past and present company officers and directors in connection with the litigation. Liberty has advised Host that it denies coverage of the foregoing litigation under a claims-made policy with an expiration date of July 21, 2006.

The Company believes it has substantial and meritorious defenses to the above actions. Due to the expense and uncertainty of such litigation, the Company has engaged in settlement discussions with the attorneys for lead plaintiff in the class action, plaintiffs in federal derivative action, and plaintiffs in the Contreras action. Among other things, the Company and those plaintiffs through counsel held a one day, non-binding mediation, and, subsequent thereto, have continued to discuss potential negotiated resolution. There can be no assurances that the Company will in fact settle the above-actions, or that settlement, if any, will be on terms that the Company will consider favorable.

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

HOST AMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 5 -	CONTINGENCIES (Continued)

LEGAL MATTERS (Continued)

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

Both cases in which Burton M. Sack was the named plaintiff have been assigned to Host under the terms and conditions set forth in the December 9, 2005 sale and assignment agreement. See “Note 7 - Sale and Assignment Agreement” for more information.

SEC Investigation and Nasdaq Delisting

On July 19, 2005, the staff of the Securities and Exchange Commission’s Fort Worth Office initiated an informal inquiry into the facts and circumstances surrounding a press release issued by the Company on July 12, 2005. On July 22, 2005, the SEC issued a Formal Order of Investigation into the issuance of the press release and initiated a suspension in the trading of our securities. The SEC investigation is still ongoing, and Host’s current officers have responded to all SEC requests for interviews and information

On August 5, 2005, the NASDAQ Stock Market notified Host that the staff of NASDAQ Listing Investigations and Listing Qualifications had determined to delist Host’s securities based on concerns associated with the July 12, 2005 press release and pursuant to NASDAQ’s broad discretionary authority to deny continued inclusion of securities. Host appealed this determination and requested a hearing before a NASDAQ Listing Qualifications Panel to review the NASDAQ staff determination. A hearing was held on September 1, 2005. On September 8, 2005, Host received notice that the NASDAQ Listing Qualification Panel determined to delist Host’s common stock and warrants. Host’s securities were subsequently delisted from the NASDAQ Stock Market effective with the open of business on September 12, 2005. A substantial decline in the market price of Host’s common stock and warrants occurred from the date of the delisting to the present. Host’s common stock and warrants are currently traded on the Pink Sheets.

CEO Termination

On December 12, 2005, Geoffrey Ramsey, former President and Chief Executive Officer of the Company filed a Demand for Arbitration with the American Arbitration Association arising from the Company’s termination of his employment in November of 2005. Mr. Ramsey alleged that the Company terminated his employment without just cause in violation of his employment contract and in so doing violated the covenant of good faith and fair dealing.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 5 -	CONTINGENCIES (Continued)

LEGAL MATTERS (Continued)

Additionally, Mr. Ramsey contends that under the terms of his employment contract he is entitled to severance equal to six months of his salary for each calendar year that he was employed by the Company. The arbitration has been scheduled for November 27th, 28th and 30th, 2006. The Company intends to vigorously defend itself and believes that the Arbitrator will find that just cause existed for Mr. Ramsey’s termination.

Anne and Debra Ramsey Arbitration

On December 2, 2005, a Demand for Arbitration was filed by Anne Ramsey and Debra Ramsey alleging that their employment was terminated in breach of employment agreements that they purportedly entered into with Host.  Anne Ramsey, the sister of Geoffrey Ramsey, was Host’s former Human Resource Director and currently serves on the Board of Directors and is Host’s corporate secretary. Debra Ramsey is the wife of Geoffrey Ramsey and was Host’s former Administrative Assistant.  Host terminated both individuals on November 23, 2005.  On or about March 20, 2006, Host instituted an injunction proceeding in the New Haven Superior Court to permanently enjoin this arbitration on the basis that Host never authorized the employment agreements relied upon by Anne and Debra and, as such, are void. The matter was tried the first three days in November and has been continued until November 15, 2006. Briefs are due on December 6th and a decision is expected shortly thereafter. Host believes that it will be successful in permanently barring Anne Ramsey and Debra Ramsey from arbitrating their claims.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 6 -	INDUSTRY SEGMENT INFORMATION

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

Business segment financial information as of and for the three months ended September 30, 2005 is as follows:

	Business Dining	Unitized Meals	Energy Management	Total	Eliminations	Consolidated
Sales to unaffiliated customers	$3,019,867	$3,869,156	$2,159,785	$9,048,808	$-	$9,048,808
Segment profit (loss)	(7,176,814)	170,902	(623,097)	(7,629,009)	-	(7,629,009)
Depreciation and amortization	16,245	64,252	69,190	149,687	-	149,687
Provision for income taxes	3,000	12,000	-	15,000	-	15,000
Segment assets	2,776,068	4,549,480	3,696,523	11,022,071	-	11,022,071

Business segment financial information as of and for the three months ended September 30, 2004 is as follows:

	Business Dining	Unitized Meals	Energy Management	Discontinued Operations	Total	Eliminations	Consolidated
Sales to unaffiliated customers	$3,394,059	$3,082,924	$-	$-	$6,476,983	$(2,048)	$6,474,935
Segment (loss) profit	(510,942)	(37,408)	(558,277)	87,934	(1,018,693)	-	(1,018,693)
Depreciation and amortization	16,570	46,974	25,323	-	88,867	-	88,867
Provision for income taxes	3,000	6,000	-	6,000	15,000	-	15,000
Segment assets	8,592,220	3,744,941	494,390	1,527,350	14,358,901	-	14,358,901

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 7 -	SUBSEQUENT EVENTS

PRIVATE PLACEMENTS

On February 17, 2006 and May 10, 2006, Host closed a private placement of 440,000 and 100,000 shares of common stock and 132,000 and 30,000 common stock purchase warrants respectively, to a limited number of accredited investors.  The securities were sold at a price of $1.25 per share for aggregate proceeds of $675,000.  The warrants are exercisable for an indefinite period from closing at an exercise price of $1.75 per share. The offer and sale was made by the Company’s officers and directors and a 7% commission was paid to a Broker in connection with the transaction.

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

On October 11, 2006, Host closed a private placement of 660,000 shares of common stock and 198,000 common stock purchase warrants to a limited number of accredited investors.  The securities were sold at a price of $1.00 per share for aggregate proceeds of $660,000.  The warrants are exercisable for a five year period from closing at an exercise price of $1.75 per share. The offer and sale was made by the Company’s officers and directors and 5% commissions were paid to a Broker in connection with the transaction.

On October 12th through the 19th, 2006, Host closed a private placement of an aggregate 60,000 shares of common stock and 18,000 common stock purchase warrants to a limited number of accredited investors.  The securities were sold at a price of $1.00 per share for aggregate proceeds of $60,000.  The warrants are exercisable for a five year period from closing at an exercise price of $1.75 per share. The offer and sale was made by the Company’s officers and directors and no commissions were paid in connection with the transaction.

HOST AMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 7 -	SUBSEQUENT EVENTS (Continued)

SALE AND ASSIGNMENT AGREEMENT

On December 9, 2005, pursuant to a sale and assignment agreement, Host acquired all of Burton M. Sack’s right, title and interest to a $550,000 loan Mr. Sack had previously made to K.W.M. on May 9, 2003. The loan was secured by a first security interest in certain technology purportedly owned by K.W.M. pertaining to an energy saving light controller. Host acquired the interests in the loan from Mr. Sack to secure ownership of the energy saving light controller technology previously marketed by our RS Services subsidiary.

Mr. Sack originally loaned the principal sum of $550,000 to K.W.M. on May 9, 2003 and K.W.M. granted to Mr. Sack a security interest in certain assets consisting of accounts receivable, inventory and the technology. K.W.M. subsequently defaulted on the loan and Mr. Sack filed an action against K.W.M. and two guarantors of the loan, Charlie Stevenson and Scott Feldhacker.

Under the terms of the sale agreement, Host paid Mr. Sack the total principal and interest amount of $771,230, $400,000 of which was paid in cash at the closing and the remainder of which was paid by a promissory note in the principal amount of $371,230. The note currently bears interest at a rate of 8.5%, which is subject to increases in an amount equal to the amount which the Prime Rate, as reported in the Money Rate Section of the Wall Street Journal, exceeds 8.5%. The note is repayable in equal monthly installments of principal of $15,467 and each such payment is to be accompanied by a payment of interest in arrears at the prevailing rate thereon. The note is due and payable in full on December 15, 2007.

Repayment of the note by the Company is secured by a contingent assignment by Mr. Sack to the Company of certain inventions, products and intellectual property relating to the energy saving product. In addition, the note is further guaranteed by Scott Feldhacker and Charlie Stevenson. Mr. Stevenson, an officer and director of K.W.M., and Mr. Feldhacker were both guarantors under the original loan defaulted on by K.W.M. and are former employees of RS Services, Inc.

On May 30, 2006, a Federal District Court in Utah, by judgment, determined that a third party, named Coastline Financial was in fact superior to the rights purchased by Host from Mr. Sack. Host has argued that the existence of this prior claim violates representations and warranties made by Mr. Sack in the documentation by which Host has bought its position. As a result of these violations, Host ceased payments in June 2006 under this note and advised Mr. Sack that it reserves its rights to demand recovery of amounts paid to Mr. Sack.

Mr. Sack is the stepfather of Peter Sarmanian, our current director. Mr. Sarmanian did not participate in any discussion or deliberations regarding the sale agreement nor did he participate in the vote by our board approving the sale agreement.

HOST AMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 7 -	SUBSEQUENT EVENTS (Continued)

LAURUS NOTE FINANCING

On January 11, 2006, the Company signed a Release and Cancellation Agreement with Laurus Master Funds, Ltd.  The agreement provides that in consideration for the issuance of 20,000 shares of the Company’s common stock, Laurus consents to the cancellation of a warrant to purchase 25,000 shares of the Company’s common stock issued in February 2005 and agrees to release all security interests and liens that the Company and its subsidiaries previously granted to Laurus in connection with prior financing agreements between the parties. The agreement also gives Laurus piggyback registration rights with respect to the 20,000 shares described above and with respect to 146,962 additional shares underlying a warrant currently held by Laurus.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended. “Forward-looking statements” are those statements that describe management’s beliefs and expectations about the future. Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainities, including those described in the “Risk Factors” section of our 2005 Annual Report on Form 10-K.

The Company’s actual results could differ materially from those discussed in any forward-looking statements included in this Quarterly Report.

We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this Quarterly Report on Form 10-Q to identify forward-looking statements.  These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements.  The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our ability to retain and renew customer contracts;
•	our need to finance clients’ equipment and initial start-up costs;
•	our dependence on building owners’ ability to retain clients;
•	fluctuations in food costs;
•	uncertainties in the competitive bidding process;
•	our dependence on key personnel;
•	the outcome of existing litigation and the potential for new litigation;
•	intense competition in the industry segments in which we operate on a local and national level;
•	the integration and success of the early stage energy management division and its ability to produce favorable revenue and profitability; and
•	other factors including those discussed under “Risk Factors” in Item 1A of our 2005 Annual Report on Form 10-K.

You should keep in mind that any forward-looking statement made by us in this Quarterly Report on Form 10-Q or elsewhere speaks only as of the date on which we make it.  New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us.  We have no duty to, and do not intend to, update or revise the forward-looking statements in this Quarterly Report on Form 10-Q after the date of this filing, except as may be required by law.  In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this Quarterly Report on Form 10-Q or elsewhere might not occur.

Overview

We are an outsource provider of food service management and energy management conservation. Host Business Dining and Lindley Food Service comprise our food service division and RS Services comprises our energy management division.

In 2000, we started the process of building an organization that provided solutions to the needs of large businesses and institutions. The two operating divisions either have locations or clients in the following states: Connecticut, Indiana, Massachusetts, New Hampshire, New Jersey, New York, Oklahoma, Rhode Island and Texas.

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

Recent Developments

This section covers developments beginning in the first quarter of fiscal 2006 (beginning July 1, 2005), the last period for which reports were provided to shareholders. These developments were also included in our recently filed Annual Report on Form 10-K.

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

NASDAQ Delisting

On August 5, 2005, the NASDAQ Stock Market notified us that the staff of NASDAQ Listing Investigations and Listing Qualifications had determined to delist our securities based on concerns associated with the July 12, 2005 press release and pursuant to NASDAQ’s broad discretionary authority to deny continued inclusion of securities. We appealed this determination and requested a hearing before a NASDAQ Listing Qualifications Panel to review the NASDAQ staff determination. A hearing was held on September 1, 2005. On September 8, 2005, we received notice that the NASDAQ Listing Qualification Panel determined to delist our common stock and warrants. Our securities were subsequently delisted from the NASDAQ Stock Market effective with the open of business on September 12, 2005. A substantial decline in the market price of our common stock and warrants occurred from the date of the delisting to the present. Our common stock and warrants are currently traded on the Pink Sheets.

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

On October 5, 2005, at a special meeting of the Board of Directors, the Board approved the creation of a public disclosure committee and granted the committee the authority to establish, implement or cause to be implemented written policies, procedures and controls to ensure the accurate and timely dissemination of information to the public. Such policies, procedures and controls are consistent with the federal securities laws as well as all other applicable laws and regulations. To the extent such policies, procedures and controls are already in place, the committee shall perform a review to ensure their efficacy and identify and effect any necessary and appropriate modifications. The committee is responsible to take whatever steps it deems necessary to formalize policies, procedures and controls. In connection with the establishment of this committee, the Board further ratified the existing insider trading policy applicable to transactions in our securities by officers, directors, employees, consultants and family members.

On November 28, 2005, we terminated Mr. Ramsey’s employment with the Company along with his Executive Employment Agreement. Pursuant to the agreement, Mr. Ramsey had certain rights to arbitration following his termination, and in December 2005, submitted a demand for arbitration with the American Arbitration Association related to the termination of his employment with the Company. Mr. Ramsey asserts that the Company did not have cause under his employment agreement to terminate his employment, and is seeking damages of $2.5 million. In addition, Anne Ramsey, a sister of Geoffrey Ramsey, the former human resources director and current member of the Board of Directors and corporate secretary, and Debra Ramsey, the wife of Geoffrey Ramsey and former administrative secretary, have made a demand for arbitration, asking for $2.0 million in damages. We have declined their demand on the ground that binding employment agreements were never authorized for Anne and Debra Ramsey and therefore no agreement to arbitrate.

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

Under the terms of the sale agreement, we paid Mr. Sack the total principal and interest amount of $771,230, $400,000 of which was paid in cash at the closing and the remainder of which was paid by a promissory note in the principal amount of $371,230. The note currently bears interest at a rate of 8.5%, which interest rate is subject to increases in an amount equal to the amount which the Prime Rate, as reported in the Money Rate Section of the Wall Street Journal, exceeds 8.5%. The note is repayable in equal monthly installments of principal of $15,467 and each such payment is to be accompanied by a payment of interest in arrears at the prevailing rate thereon. The note is due and payable in full on December 15, 2007.

Repayment of the note by the Company is secured by a contingent assignment by Mr. Sack to us of certain inventions, products and intellectual property relating to the energy saving product. In addition, the note is further guaranteed by Scott Feldhacker and Charlie Stevenson. Mr. Stevenson, an officer and director of K.W.M., and Mr. Feldhacker were both guarantors under the original loan defaulted on by K.W.M. and are former employees of RS Services, Inc.

On May 30, 2006, a Federal District Court in Utah, by judgment, determined that a third party, Coastline Financial was in fact superior to the rights purchased by Host from Mr. Sack. Host has argued that the existence of this prior claim violates representations and warranties made by Mr. Sack in the documentation by which Host bought its position. As a result of these violations, Host ceased payments in June 2006 under this note and advised Mr. Sack that we reserve our rights to demand recovery of amounts already paid to Mr. Sack.

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

Beta Testing of Energy Management Product

During the third and fourth quarter of fiscal 2006, the energy management group began beta testing of a newly designed light controller for commercial and industrial fluorescent lighting systems. The tests were run in stores of retail chains. The product uses a proprietary approach, for which patents have been applied, to reduce energy demand from fluorescent lighting systems without noticeably reducing perceived light. It also has unique communications functionality, which allows a customer system’s energy demands to be managed remotely. During the period, the group also completed development of a trademarked name and new logotype for the product, which will be introduced in fiscal 2007.

Outlook
We are currently involved in significant litigation that can have an adverse effect on the Company’s operations. The Company has been subject to an SEC investigation and has been named defendant in numerous litigations, including shareholder lawsuits and rights to technology. If an adverse ruling with any or all of these legal matters occurs, we may be forced to either restructure operations, or take other necessary and appropriate matters that could potentially limit our ability to continue operations.

We plan to improve profitability through the promotion of our energy management segment. We also plan to continue our efforts to identify ways of reducing costs and to increase liquidity through additional equity financing. Moreover, the Company has entered into an agreement to provide additional equity financing. The completion of the equity funding and the operational initiatives are expected to further enhance the Company’s profitability and cash flow.

We believe in our plan to grow our business and increase profitability through sales growth, cost reductions and through future strategic alliances. Our energy management business has moved its newly designed light controller into beta testing with positive initial results at the facilities of potential multi-location customers. We have also moved ahead with the development of a new name for the product line, and marketing material is currently being developed. The food service business is continuing its solid performance, maintaining strong relationships with existing clients and successfully introducing new concepts to customers.

The Company has also completed six private financings aggregating $2,245,000 - $1,895,000 in private placements of common shares and warrants and a $350,000 Secured Promissory Note Agreement entered into with five persons, including members of the Board of Directors and management of the company. We are in the process of a strategic review of our business operations and have made progress in implementing new initiatives at our energy management business as well as strengthening our food services business.

Results of Operations
Three months ended September 30, 2005 (the “2005 Period”) vs. three months ended September 30, 2004 (the “2004 Period”)

Note: Host’s results for September 30, 2004 have been reclassified to reflect the SelectForce subsidiary as discontinued operations. Host sold all of its shares in SelectForce, a wholly owned subsidiary of Host, which was its employment screening segment in March 2005.

The following is our net revenues for the:

	2005 Period	2004 Period	$ Variance	% Variance

Corporate Dining	$3,019,867	$3,392,011	$(372,144)	-11.0%
Unitized Meals	3,869,156	3,082,924	786,232	25.5%
Energy Management	2,159,785	-	2,159,785	n/a

Total Revenues	$9,048,808	$6,474,935	$2,573,873	39.8%

We have experienced an aggregate revenue increase of 39.8% as compared to the three months ended from the fiscal year prior. The improvement in revenues was largely attributable to the inclusion of RS Services in fiscal 2006, which operations we acquired in February 2005. RS Services revenue is associated with contract construction, electrical switchgear and retrofit applications. RS Services has an established business in the electrical and energy management field on a national scale as well as having a UL approved panel shop for the assembly of products. Our energy management products are currently in their developmental stages, and have not generated revenues during fiscal 2006. We expect to generate revenue from the sale of our energy management products in the first quarter of fiscal 2007. An increase in unitized meals as compared to the 2004 Period was attributable to additional revenues generated from the FoodBrokers acquisition in fiscal 2005. The majority of unitized meals work is done on a contract basis with terms ranging from one to five years, and due to the fact that most of unitized meals business is awarded as a result of a competitive bidding process, we cannot predict if unitized meals will be successful in securing new contracts or renewing existing ones; however, we feel in the near term that the prospect of increasing revenue for unitized meals is probable. Our corporate dining accounts experienced a revenue shortfall associated with lower attendance in multi-tenant facilities and business closures where we provide dining services, being partially offset with additional business contracts with new as well as existing clients.

The following is our direct costs and margins for the:

	2005 Period	2004 Period	$ Variance	% Variance
Cost of revenues from:
Corporate Dining	$2,740,576	$3,119,906	$(379,330)	-12.2%
Unitized Meals	3,068,473	2,509,056	559,417	22.3%
Energy Management	1,756,425	-	1,756,425	n/a

Total costs of revenues	$7,565,474	$5,628,962	$1,936,512	34.4%

	2005 Period	2004 Period	Variance
Direct cost margins from:
Corporate Dining	9.2%	8.0%	1.2%
Unitized Meals	20.7%	18.6%	2.1%
Energy Management	18.7%	n/a	n/a

Total direct cost margin	16.4%	13.1%	3.3%

The Company’s cost of revenues represent the direct cost of food and paper products and related labor costs to prepare and host food associated services, as well as business dining unit direct costs for the production and display for business dining, and the cost of contracted services, job materials and direct wages for electrical installations. Cost of revenues within our corporate dining accounts decreased as compared to the prior fiscal quarter primarily resulting from selected account contracts being re-negotiated and utilizing more effective measures designed to control existing costs. Unitized meals costs increased as a result of the addition of FoodBrokers accounts that produced more efficient margins. Our energy management costs and margins, which are not anticipated to continue the first quarter trend for the balance of the fiscal year, will fluctuate further depending on pricing of materials and increased use and reliance of subcontractor services.

The following is our other operating costs for the:

	2005 Period	2004 Period	$ Variance

SG&A	$4,549,253	$1,459,706	$3,089,547
Depreciation and amortization	149,687	88,867	60,820
Research and development	178,500	9,156	169,344

Total other operating costs	$4,877,440	$1,557,729	$3,319,711

Selling, general and administrative expenses consist primarily of management and clerical salaries, legal, accounting and other professional fees, liability insurance, facility rentals, repairs, maintenance, utilities, commissions, travel and various other costs. The large SG&A increase over the 2004 Period is primarily attributable to inclusion of the estimated potential accrued costs to resolve the pending class action lawsuits, the acquired subsidiary RS Services of approximately $562,000 and the non-cash compensation for stock options of $426,446. Additionally, legal costs increased in the 2005 Period of $2,199,885, compared to $141,989 in the 2004 Period. Depreciation and amortization increased by $60,820 in the 2005 Period. The balance of the increase in operating costs and expenses is the research and development costs of $169,344 relating to the development of our newly designed light controller which we anticipate our energy management product sales to commence in the first quarter fiscal 2007. We expect our SG&A expenses to increase over the balance of fiscal 2006 due to the costs associated with additional legal and professional fees and the continued ramping up of the infrastructure of our energy management division. We expect our research and development costs to increase as a result of the development of our newly designed energy management technology.

Other Costs:

The recognition of the Laurus warrant liability resulting from the application of EITF Issue No. 00-19, Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock, required us to record the effects of implementing the Black Scholes method of valuing the warrant liability on a mark-to-market basis. We expect to continue this accounting application of the warrant liability into our fiscal third quarter, as release and cancellation agreement was executed in January 2006. The non cash loss on the fair value of the warrant liability was $1,214,958 in the 2005 Period as compared to a non-cash gain of $224,753 in the 2004 Period.

In July 2005, Laurus exercised their right to convert their notes into 1,502,885 shares of our common stock at conversion prices of $3.50, $5.03 and $5.48 and exercised a total of 303,038 warrants at $5.98 per share. Liabilities of approximately $6.7 million were converted into equity and Host received approximately $1.8 million from the exercise of the warrants. As a result, amortization of deferred financing costs increased by $871,962 for the 2005 Period when compared to the 2004 Period. Amortization of debt discount costs increased $1,507,915 for the 2005 Period when compared to the 2004 Period. Interest expense increased 97,497 for the 2005 Period when compared to the 2004 Period.

Net Loss:

Host incurred a net loss of $7,629,009 for the 2005 Period, as compared to a net loss of $1,018,693 for the 2004 Period. The large net loss in the 2005 Period was primarily a result of the non-cash charges incurred as a result of the conversion of the Laurus notes, the loss associated with the mark-to-market of the warrant liability, additional costs incurred for legal, non-cash compensation charges associated with a new accounting pronouncement and the inclusion of costs associated with our energy management division.

Liquidity and Capital Resources

In 2005, we were dependent on debt and equity financing to fund our operations, product development, working capital and acquisitions specifically with the Laurus funding subordinate debt and private placements. However, as disclosed elsewhere, in July 2005 Laurus exercised their right to convert to equity the outstanding debt held by Host. Liabilities of approximately $6.7 million were converted into equity and we received approximately $1.8 million from the exercise of the warrants and received approximately $1.6 million from the balance of the restricted cash account.

We plan to improve profitability through the promotion of our energy management segment and the addition of new business dining accounts as well as elderly nutrition programs. We also plan to continue our efforts to identify ways of reducing costs and to increase liquidity through additional equity financing and have entered into an engagement agreement to provide additional financing via private and institutional capital. Ongoing funding efforts and our business and operational initiatives are expected to further enhance our profitability and cash flow.

Recently, in early fiscal 2006, Lindley Food Service initiated, on average, an additional 3% price increase for their services across all customers and our corporate dining services have also initiated similar CPI related increases. This will have a favorable effect to the income of our food service operations.

On March 8, 2006, our energy management division accepted a purchase order from Power Reduction Services for 333-100 amp light controllers on a “ready to ship” basis. This order provides for an initial deposit of $100,000 and two subsequent deposits contingent upon product availability of $125,000 and $150,000 extending 120 days after initial order date.

We have experienced a cash increase in the September 2005 quarter of $181,099. The net cash used in operating activities from continuing operations were $3,161,382, which include additional cash paid for operating payables in the quarter and increases in our accounts receivable balance associated with the recognition of our recently acquired RS Services subsidiary. This was funded by net cash received from investing activities of $1,574,017 as a result of the release of the restricted cash associated with the Laurus conversion and net cash received from financing activities of $1,768,464, resulting from cash received from the exercise of the warrants associated with the Laurus conversion.

We anticipate additional cash outflows in fiscal 2006 relating to attorney fees associated with the current lawsuits filed against Host as well as securing the rights to the technology for our energy services group and with the development of the new technology. As we are named in various class action suits and are fully cooperating with the SEC investigation, we can experience additional cash outflows associated with these matters.

With the convergence of our newly designed technology coupled with the recent marketing efforts with our energy conservation projects, we believe that we can continue to grow and develop our energy management business and target new markets within the energy conservation industry. Additionally, our food service business will continue to sustain the progress of a mature and established operation.

Host’s liquidity as evidenced by its current ratio has increased. The current ratio at September 30, 2005 and June 30, 2005 was 1.26 and 1.12, respectively. The net proceeds received from the exercise of Laurus warrants enabled us to reduce our operating payables, and the increase in revenues associated with RS Services increased our accounts receivables.

We are currently involved in significant litigation that can have an adverse effect on the Company’s operations. The Company has been subject to an SEC investigation and has been named defendant in numerous litigations, including shareholder lawsuits and rights to technology. If an adverse ruling with any or all of these legal matters occurs, we may be forced to either restructure operations, or take other necessary and appropriate matters that could potentially limit our ability to continue operations. These matters raise substantial doubt about our ability to continue as a going concern.

Private Placements:

On February 17, 2006 and May 10, 2006, Host closed a private placement of 440,000 and 100,000 shares of common stock and 132,000 and 30,000 common stock purchase warrants respectively, to a limited number of accredited investors. The securities were sold at a price of $1.25 per share for aggregate proceeds of $675,000. The warrants are exercisable for an indefinite period from closing at an exercise price of $1.75 per share. The offer and sale was made by the Company’s officers and directors and a 7% commission was paid to a Broker in connection with the transaction.

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

On October 11, 2006, Host closed a private placement of 660,000 shares of common stock and 198,000 common stock purchase warrants to a limited number of accredited investors.  The securities were sold at a price of $1.00 per share for aggregate proceeds of $660,000.  The warrants are exercisable for a five year period from closing at an exercise price of $1.75 per share. The offer and sale was made by the Company’s officers and directors and 5% commissions were paid in connection with the transaction.

On October 12th through the 19th, 2006, Host closed a private placement of an aggregate 60,000 shares of common stock and 18,000 common stock purchase warrants to a limited number of accredited investors.  The securities were sold at a price of $1.00 per share for aggregate proceeds of $60,000.  The warrants are exercisable for a five year period from closing at an exercise price of $1.75 per share. The offer and sale was made by the Company’s officers and directors and no commissions were paid to a Broker in connection with the transaction.

Critical Accounting Policies

There have been no major changes to the critical accounting policies as outlined in the Company’s June 30, 2005 Annual Report on Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks related to our operations result primarily from interest rate exposure and stock price fluctuation. Our interest rate exposure relates primarily to long-term debt obligations. A portion of our interest expense is based upon a variable interest rate of our long term debt with Laurus Master Funds at a rate of prime plus 1% on the Laurus fixed price convertible note “A”, as discussed in our 2005 Annual Report on Form 10K in Note 10 of the Notes to Consolidated Financial Statements. Host’s stock price fluctuation exposure is evidenced by the effects of the classification of the warrant liability derivative being subject to the guidance from EITF Issue No. 00-19, Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock. As fair value accounting is implemented, utilizing the variable of CAFÉ.PK stock, the quarterly mark to market of the warrant liability derivative is subject to fluctuations in the Company’s stock price. As of January 2006, this risk was mitigated from the Release and Cancellation Agreement executed by Laurus.

ITEM 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures

We are responsible for maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our acting Chief Executive Officer/Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, with the participation of our acting Chief Executive Officer/Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-12(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report and concluded that such controls and procedures were not effective. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based upon the application of management’s judgment.

In the course of the monthly and quarterly financial closing processes, our daily interactions with our control environment, our on-going efforts to redesign and implement an enhanced control environment, management identified a lack of effectiveness regarding various elements of our disclosure policies and our independent auditors identified material weaknesses with internal controls over financial reporting as of September 30, 2005 that are described in detail below. The Public Company Accounting Oversight Board’s (“PCAOB”) Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the material weaknesses set forth below, our acting Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and regulations.

Disclosure Control Ineffectiveness

Based on the evaluations discussed above, we discovered a lack of effectiveness in our disclosure controls and procedures that occurred during the quarter ended September 30, 2005. These included, but are not limited to: (i) a lack of effectiveness in accumulating and communicating information concerning transactions, litigation and other matters forming the basis of press releases and disclosure in our periodic reports with the SEC; and (ii) instances where certain corporate documents were not filed on Form 8-K or otherwise properly prepared and disclosed in appropriate periodic reports filed with the SEC.

With regard to disclosure controls, we have implemented the following actions:

established a Public Disclosure Committee and implemented internal policies and procedures to review the accuracy of all information released to the public and disclosed in our SEC filings;

•	enforced and ratified our insider trading policy applicable to officers, directors, employees, consultants and family members;
•
constituted a special committee of independent directors, assisted by independent legal counsel, to conduct an inquiry into the facts and circumstances leading up to and including the July 12, 2005 press release and facts related thereto;

•	are cooperating with the SEC investigation of the Company;
•	will monitor compliance with Code of Ethics applicable to all officers and directors; and
•	are establishing procedures to improve our review of related party transactions and processing of non-accounting documentation, litigation and contracts.

Financial Reporting Internal Control Weaknesses

Through management’s continuing review of our financial closing processes, its daily interactions with our control environment, its on-going efforts to redesign and implement an enhanced control environment, management has identified material weaknesses in our internal control over financial reporting. These material weaknesses, are discussed below. As of September 30, 2005, we had not identified any additional material weaknesses other than those specified below. Management’s efforts to redesign our control environment and remediate the material weaknesses in our internal control over financial reporting continued throughout the remainder of fiscal 2006 and continue into fiscal 2007. Because management was unable to complete the remediation of these material weaknesses in our internal control over financial reporting prior to September 30, 2005, management has concluded that our internal control over financial reporting was not effective as of September 30, 2005.

A material weakness is a significant deficiency or a combination of significant deficiencies which result in there being more than a remote likelihood that a material misstatement in financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. Management has identified the following material weaknesses in its internal control over financial reporting as of September 30, 2005:

•	internal controls related to inventory items at our RS Services subsidiary need further improvement with respect to proper valuation and accountability;
•	controls that address the adequate segregation of duties and staffing levels associated with compilation and reporting tasks need improvement; and
•
controls related to the initiation and processing of non-routine and non-systematic transactions associated with beneficial conversion features and other interpretations of new pronouncements dealing with equity transactions need improvement.

In order to remediate these issues, we hired a full time business manager at our new subsidiary and a more seasoned financial executive in our corporate offices during fiscal 2006. These steps will help the company strengthen our internal controls at all levels of the business.

We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies by improving the supervision and training of our accounting staff.  These deficiencies have been disclosed to our Audit Committee. Additional effort is needed to fully remedy these deficiencies as we are conducting and will continue to conduct additional assessments of our internal control structure as it relates to financial reporting and will put in place procedures sufficient to evaluate the design and effectiveness of internal control operations. Additionally, management is assessing and will continue to assess the costs associated with such controls and the related benefits given the small size of the organization.

(b) Changes in internal control over financial reporting

Except as otherwise noted above, there has been no change in our internal control over financial reporting during the first quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Sherwin v. Host America Corp., Geoffrey Ramsey, et al., Case No. 04CC08892 (Superior Court, Riverside County, California)

Ralph Sherwin and Blaine Sherwin, former business associates and then employees of Host/GlobalNet, filed suit on August 25, 2004, against Host, its former subsidiary GlobalNet, Geoffrey Ramsey, and other individuals who have never been served with process. The first amended complaint claims that Host: (a) breached written employment agreements with the Sherwins when Host terminated their three-year agreements after approximately six months of employment; (b) breached a contract to purchase from the Sherwins their purported exclusive distribution rights to a product known as the “Fan Saver” in exchange for a large number of shares of our common stock; and (c) engaged in securities fraud, fraud and deceit, and interference with prospective economic advantage. Host filed a cross-complaint against the Sherwins for breach of the employment contracts and fraud.

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

Host will also proceed in another, related case in the District Court in Utah in which Host maintains our rights to the inventory under the Uniform Commercial Code. Host believes it acquired the rights to the above inventory by acquiring the rights to a loan between K.W.M. and a third-party lender in which the inventory was described as collateral. The owner’s right to collateral under the loan supersedes the rights of Coastline under the landlord’s lien. Host maintains that the U.C.C. filing made by the third-party lender was perfected before Coastline filed its lien.  The case was scheduled to be heard on May 16, 2006 and the appeal in the damages award case is to be filed on or before May 11, 2006. A motion for summary judgment in that case was heard on May 16, 2006, which resulted in a denial of Host’s claim, determining that the U.C.C. lien was not perfected. That case has not yet been made final.  A court mediator has been assisting with settlement of the case and provided for both parties to consider a settlement which is more than covered by Host’s supersedes bond already fully funded by Host. However, there also remains for decision a claim by Coastline that Host received a computer containing intellectual property software and that Host improperly acquired title to the software. Host denies that any transfer of title took place. That case is set for hearing on January 4, 2007.

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

On September 21, 2005, as amended on September 26, 2005, the Court issued a Consolidation and Scheduling Order, consolidating the above-referenced class actions under the caption, In re Host America Securities Litigation, Civil Action No. 05-cv-1250 (JBA). On June 15, 2006, lead plaintiff filed a Consolidated Complaint for Violations of the Securities Laws (“Consolidated Complaint”). The Consolidated Complaint, which supersedes all previously filed class action complaints, names as defendants Host, Geoffrey W. Ramsey, David J. Murphy, Peter Sarmanian and Roger D. Lockhart, and purports to be brought on behalf of all persons who purchased the publicly traded securities of the Company between July 12, 2005 and September 1, 2005. The Consolidated Complaint is based on substantially the same allegations as the earlier filed complaints. Plaintiffs seek unspecified damages based on alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule

10b-5 promulgated thereunder, and under Section 20A against defendants Sarmanian and Lockhart. A time for answering or otherwise responding to the Consolidated Complaint has not been established. The Court has requested a status report from the parties on November 13, 2006.

Derivative Actions - Federal Court

Host has also been named as a nominal defendant in two shareholder derivative actions filed in the United States District Court for the District of Connecticut. The captions of those actions are Michael Freede v. Geoffrey Ramsey, et al., Civil Action No. 05-01326 (JBA)(filed August 19, 2005) and Joella W. Cheek v. Geoffrey Ramsey, et al., Civil Action No. 05-01326 (JBA)(filed September 13, 2005). The derivative actions named as defendants Geoffrey W. Ramsey, David J. Murphy, Gilbert Rossomando, Peter Sarmanian, and Anne L. Ramsey, and the Cheek action also named Roger Lockhart. The derivative complaints generally alleged that the defendants caused and/or permitted Host to make alleged false and misleading statements about the Company’s commercial relationship with Wal-Mart in the July 12, 2005 press release. The complaints asserted claims purportedly on behalf of Host against the defendants for breach of fiduciary duty, unjust enrichment and abuse of control, mismanagement and insider trading, and sought an unspecified amount of damages. The plaintiffs did not make presuit demand on the Board of Directors prior to filing the actions. The complaints did not purport to seek affirmative relief from the Company. By order dated October 20, 2005, the court consolidated the derivative actions, and adminstratively consolidated the derivative actions with In re Host America Securities Litigation, Civil Action No. 05-cv-1250 (JBA). The order also obviated the need for defendants to respond to the two derivative complaints; required derivative plaintiffs to file and serve a consolidated amended complaint within forty-five days after entry of an order regarding appointment of lead plaintiff and lead counsel in the related securities litigation; and provided for defendants to file an answer or motion to dismiss within forty-five days after service of a consolidated amended derivative complaint, with plaintiffs’ oppositions to any motions to dismiss and defendants’ replies thereto to be filed thereafter.

On June 22, 2006, the federal derivative plaintiffs filed a Verified Amended Derivative Complaint, which names as defendants Geoffrey Ramsey, David Murphy, Anne Ramsey, Peter Sarmanian, Gilbert Rossomando, Roger Lockhart, Host directors C. Michael Horton, Nicholas M. Troiano, Patrick J. Healy, and John D’Antona, and Host itself as a nominal defendant. The Verified Amended Derivative Complaint is based on substantially the same allegations as the earlier filed federal derivative complaints, and asserts causes of action for breach of fiduciary duty, gross negligence, abuse of control, gross mismanagement, breach of contract, unjust enrichment, and insider trading. The complaint seeks an unspecified amount of damages and other relief. The time for answering or otherwise responding to the Verified Amended Derivative Complaint has not been established. Pursuant to court order, the parties filed a status report on November 13, 2006.

State Court Action

Host has also been named as a nominal defendant in a separate derivative action filed in the Connecticut Superior Court for the Judicial District of New Haven in Bart Hester v. Geoffrey W. Ramsey, et al., filed on or about September 28, 2005. This action names as defendants Geoffrey Ramsey, David Murphy, Anne Ramsey, Peter Sarmanian, Gilbert Rossomando, Roger Lockhart, and Host directors C. Michael Horton, Nicholas M. Troiano, Patrick J. Healy, and John D’Antona. The Hester complaint contains allegations substantially similar to those of the other derivative actions described above, and asserts six counts for breach of fiduciary duty for insider selling and misappropriation of information (against defendants Sarmanian, Rossomando, and Lockhart); breach of fiduciary duty (against all defendants); abuse of control (against all defendants except Lockhart); gross mismanagement (against all defendants but Lockhart); waste of corporate assets (against all defendants but Lockhart); and unjust enrichment (against all defendants). On January 20, 2006, Host and the Host officer and director defendants filed a motion to stay all proceedings Hester in light of the earlier filed derivative actions pending in the federal court. The Superior Court granted the motion to stay on June 13, 2006.

State Court Individual Action

On or about May 2, 2006, 47 plaintiffs who alleged that they purchased Host America securities at artificially inflated prices in reliance on the July 12, 2005 press release brought suit in the Connecticut Superior Court for the Judicial District of New Haven, naming Host America as the sole defendant. Enrique Joe Contreras, et al., v. Host America Corp., Civil Action No. 402488. The Contreras complaint is based on substantially the same allegations as the federal class action complaints. The complaint asserts causes of action for fraud, fraudulent non-disclosure, fraudulent misrepresentations, negligent misrepresentation, and respondeat superior liability. The plaintiffs purport to seek aggregate damages in an amount of approximately $3,436,800, plus punitive damages, interest and attorneys fees, among other things.

On or about May 31, 2006, Host America removed the Contreras action to the United States District Court for the District of Connecticut, and subsequently filed a motion to consolidate that action with the In re Host America Securities Litigation. Plaintiffs moved to remand the case to state court, which Host America opposed. Following an order granting plaintiffs’ motion, the federal court remanded the Contreras action to state court on September 20, 2006. Host America has requested an extension until December 11, 2006, to answer or otherwise respond to the complaint.

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

The Company believes it has substantial and meritorious defenses to the above actions. Due to the expense and uncertainty of such litigation, the Company has engaged in settlement discussions with the attorneys for lead plaintiff in the class action, plaintiffs in federal derivative action, and plaintiffs in the Contreras action. Among other things, the Company and those plaintiffs through counsel held a one day, non-binding mediation, and, subsequent thereto, have continued to discuss potential negotiated resolution. There can be no assurances that the Company will in fact settle the above-actions, or that settlement, if any, will be on terms that the Company will consider favorable.

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

On August 5, 2005, the NASDAQ Stock Market notified Host that the staff of NASDAQ Listing Investigations and Listing Qualifications had determined to delist Host’s securities based on concerns associated with the July 12, 2005 press release and pursuant to NASDAQ’s broad discretionary authority to deny continued inclusion of securities. Host appealed this determination and requested a hearing before a NASDAQ Listing Qualifications Panel to review the NASDAQ staff determination. A hearing was held on September 1, 2005. On September 8, 2005, we received notice that the NASDAQ Listing Qualification Panel determined to delist our common stock and warrants. Host’s securities were subsequently delisted from the NASDAQ Stock Market effective with the open of business on September 12, 2005. A substantial decline in the market price of Host’s common stock and warrants occurred from the date of the delisting to the present. Our common stock and warrants are currently traded on the Pink Sheets.

CEO Termination

On December 12, 2005, Geoffrey Ramsey, former President and Chief Executive Officer of the Company filed a Demand for Arbitration with the American Arbitration Association arising from the Company’s termination of his employment in November of 2005. Mr. Ramsey alleged that the Company terminated his employment without just cause in violation of his employment contract and in so doing violated the covenant of good faith and fair dealing. Additionally, Mr. Ramsey contends that under the terms of his employment contract he is entitled to severance equal to six months of his salary for each calendar year that he was employed by the Company. The arbitration has been scheduled for November 27th, 28th and 30th 2006. The Company intends to vigorously defend itself and believes that the Arbitrator will find that just cause existed for Mr. Ramsey’s termination.

Anne and Debra Ramsey Arbitration

On December 2, 2005, a Demand for Arbitration was filed by Anne Ramsey and Debra Ramsey alleging that their employment was terminated in breach of employment agreements that they purportedly entered into with us.  Anne Ramsey, the sister of Geoffrey Ramsey, was our former Human Resource Director and currently serves on the Board of Directors and is our corporate secretary. Debra Ramsey is the wife of Geoffrey Ramsey and was our former Administrative Assistant.  We terminated both individuals on November 23, 2005.  On or about March 20, 2006, we instituted an injunction proceeding in the New Haven Superior Court to permanently enjoin this arbitration on the basis that we never authorized the employment agreements relied upon by Anne and Debra and, as such, are void. The matter was tried the first three days in November and has been continued until November 15, 2006. Briefs are due on December 6th and a decision is expected shortly thereafter. Host believes that it will be successful in permanently barring Anne Ramsey and Debra Ramsey from arbitrating their claims.

Other

In addition, as with most business, there exists routine litigation incidental to our business, none of which is anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows.

Item 1A.     Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for fiscal year 2005.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2005, Host issued the following securities in private transactions pursuant to an exemption from the registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended:

Purchaser/Recipient of Securities	Date	Terms of Exercise, if Convertible	Title of Security	Number Sold or Granted	Consideration Received
Laurus Master Fund, Ltd.	July 13, 2005	N/A	Common Stock	160,508	(1)
Laurus Master Fund, Ltd.	July 13, 2005	N/A	Common Stock	756,192	(2)
Laurus Master Fund, Ltd.	July 13, 2005	N/A	Common Stock	264,225	(3)
Laurus Master Fund, Ltd.	July 14, 2005	N/A	Common Stock	321,960	(4)
Laurus Master Fund, Ltd.	July 14, 2005	N/A	Common Stock	303,038	(5)
H.C. Wainright & Co.	July 14, 2005	N/A	Common Stock	76,597	(6)

(1)
On July 13, 2005, Laurus Master Fund, Ltd. exercised its right to receive shares of Host’s common stock in payment of both principal and interest due pursuant to the terms of the securities purchase agreement between Host and Laurus. Accordingly, Host issued 160,508 shares of its common stock at the initial “Fixed Conversion Price” of $3.50 per share, in lieu of cash consideration, for payment of $547,730 of principal and $14,048 of interest on the Laurus Note A.

(2)
On July 13, 2005, Laurus Master Fund, Ltd. exercised its right to receive shares of Host’s common stock in payment of both principal and interest due pursuant to the terms of the securities purchase agreement between Host and Laurus. Accordingly, Host issued 756,192 shares of its common stock at the initial “Fixed Conversion Price” of $5.03 per share, in lieu of cash consideration, for payment of $3,744,764 of principal and $28,880 of interest on the Laurus Note A.

(3)
On July 13, 2005, Laurus Master Fund, Ltd. exercised its right to receive shares of Host’s common stock in payment of both principal and interest due pursuant to the terms of the securities purchase agreement between Host and Laurus. Accordingly, Host issued 264,225 shares of its common stock at the initial “Fixed Conversion Price” of $5.48 per share, in lieu of cash consideration, for payment of $1,447,953 of principal on the Laurus Note A.

(4)
On July 14, 2005, Laurus Master Fund, Ltd. exercised its right to receive shares of Host’s common stock in payment of both principal and interest due pursuant to the terms of the securities purchase agreement between Host and Laurus. Accordingly, Host issued 321,960 shares of its common stock at the initial “Fixed Conversion Price” of $5.48 per share, in lieu of cash consideration, for payment of $1,758,617 of principal and $5,718 of interest on the Laurus Note A.

(5)
On July 14, 2005, Laurus Master Fund, Ltd. exercised their right to receive shares of Host’s common stock in exercise of 303,038 warrants. Accordingly, Host issued 303,038 shares of its common stock at the warrant exercise price of $5.98 per share, for a cash consideration payment of $1,818,167.

(6)
On July 14, 2005, H.C. Wainright & Co. exercised their right to receive shares of Host’s common stock in exercise of 76,597 cashless warrants. Accordingly, Host issued 76,597 shares of its common stock at the warrant exercise price of $5.43 per share, as a cashless exercise.

Item 3.     Defaults Upon Senior Securities

Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.     Other Information

Not Applicable

Item 6.     Exhibits

(a)	Exhibits

10.84	TEGG License Agreement dated June 25, 2005.
10.85	Pyramid Technologies Industrial, LLC Letter Agreement dated June 23, 2005.
31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST AMERICA CORPORATION

Date: November 20, 2006	By: /s/ David J. Murphy
David J. Murphy, Acting President and Chief Executive Officer

Date: November 20, 2006	By: /s/ David J. Murphy
David J. Murphy, Executive Vice President and Chief Financial and Accounting Officer