Form 10-Q
period 2005-12-31
HOST AMERICA CORP
filed 2006-11-20
CIK 809012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2005

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2005 (Unaudited)	June 30, 2005 (Audited)
CURRENT ASSETS
Cash	$904,114	$1,015,227
Cash - restricted	-	1,630,000
Accounts receivable, net of allowance for doubtful accounts of $52,495 as of December 31, 2005 and June 30, 2005	4,785,059	5,190,539
Inventories	903,605	875,159
Prepaid expenses and other current assets	464,709	178,706
Total current assets	7,057,487	8,889,631

EQUIPMENT AND IMPROVEMENTS, net	1,544,703	1,789,801

OTHER ASSETS
Other	514,391	514,891
Deferred financing costs, net	250,243	1,297,551
Intangible assets, net	212,500	262,500
	977,134	2,074,942
Total Assets	$9,579,324	$12,754,374

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Current portion of long-term debt	$435,617	$2,077,296
Accounts payable	3,479,137	3,655,068
Accrued expenses	3,613,948	2,236,763
Total current liabilities	7,528,702	7,969,127

LONG-TERM LIABILITIES
Long-term debt, less current portion	1,192,968	5,131,579
Subordinated debt	2,833,216	2,702,668
Warrant Liability	199,746	921,382
	4,225,930	8,755,629
Total liabilities	11,754,632	16,724,756

CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $.001 par value, 2,000,000 shares authorized	-	-
Preferred stock, Series B, $.001 par value, 266,667 shares issued and outstanding	267	267
Common stock, $.001 par value, 80,000,000 shares authorized; 6,829,014 and 4,926,494 outstanding at December 31 and June 30, 2005, respectively	6,829	4,926
Additional paid-in capital	36,878,130	24,734,882
Accumulated deficit	(39,060,534)	(28,710,457)
Total stockholders’ deficiency	(2,175,308)	(3,970,382)
Total Liabilities and Stockholders’ Equity (Deficiency)	$9,579,324	$12,754,374

See accompanying notes to the condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

	Dec 31, 2005	Restated Dec 31, 2004

NET REVENUES	$8,069,729	$6,926,581

OPERATING COSTS AND EXPENSES
Cost of revenues	6,719,832	5,939,682
Selling, general and administrative expenses	3,440,772	1,329,253
Depreciation and amortization	152,527	105,509
Research and development costs	171,000	33,827
	10,484,131	7,408,271

Loss from operations	(2,414,402)	(481,690)

OTHER INCOME (EXPENSE)
Fair value gain (loss) on warrant	(80,828)	334,802
Other income	4,385	9,158
Amortization of deferred financing costs	(23,379)	(151,968)
Amortization of debt discount	(65,274)	(278,856)
Interest expense	(110,568)	(172,054)
	(275,664)	(258,918)

Loss from continuing operations before provision for income taxes	(2,690,066)	(740,608)
Provision for income taxes	15,000	12,000
Loss from continuing operations	(2,705,066)	(752,608)

Income from discontinued operations	-	2,502
Net loss	(2,705,066)	(750,106)
Preferred stock dividends	(8,002)	(7,999)

Loss applicable to common stockholders	$(2,713,068)	(758,105)

Loss per share - basic and diluted:
Loss from continuing operations	$(0.40)	$(0.18)
Income from discontinued operations	-	-
Net loss per share	$(0.40)	$(0.18)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	6,829,014	4,079,304

See accompanying notes to the condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

	Dec 31, 2005	Restated Dec 31, 2004

NET REVENUES	$17,118,537	$13,401,516

OPERATING COSTS AND EXPENSES
Cost of revenues	14,285,306	11,568,644
Selling, general and administrative expenses	7,990,025	2,788,959
Depreciation and amortization	302,214	194,376
Research and development costs	349,500	42,983
	22,927,045	14,594,962

Loss from operations	(5,808,508)	(1,193,446)

OTHER INCOME (EXPENSE)
Fair value gain (loss) on warrant	(1,295,786)	559,555
Other income	72,285	8
Amortization and write off of deferred financing costs	(1,047,308)	(303,935)
Amortization and write off of debt discount	(1,852,046)	(557,713)
Interest expense	(372,712)	(336,704)
	(4,495,567)	(638,789)

Loss from continuing operations before provision for income taxes	(10,304,075)	(1,832,235)
Provision for income taxes	30,000	27,000
Loss from continuing operations	(10,334,075)	(1,859,235)

Income from discontinued operations	-	90,436
Net loss	(10,334,075)	(1,768,799)
Preferred stock dividends	(16,002)	(16,000)

Loss applicable to common stockholders	$(10,350,077)	(1,784,799)

Loss per share - basic and diluted:
Loss from continuing operations	$(1.54)	$(0.45)
Income from discontinued operations	-	0.02
Net loss per share	$(1.54)	$(0.43)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	6,700,906	4,068,908

See accompanying notes to the condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

	2005	Restated 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,334,075)	$(1,768,799)
Income from discontinued operations	-	90,436
Loss from continuing operations	(10,334,075)	(1,859,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	400,432	222,003
Write off of UCC lien on technology	771,230	-
Revaluation of warrant liability	1,295,786	(559,555)
Bad debt expense	9,660	-
Non cash interest expense	13,640	-
Amortization and write off of debt discount	1,852,046	557,713
Non-cash compensation for services	103,523	-
Amortization and write off of deferred financing costs	1,047,308	303,935
Beneficial conversion charge to interest expense	138,583	-
Stock compensation costs	448,926	-
Loss on disposal of property and equipment	-	20,688
Changes in operating assets and liabilities	1,302,135	(904,284)
Net cash used in operating activities of continuing operations	(2,950,806)	(2,218,735)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment and improvements	(85,138)	(99,943)
Payment for purchase of note receivable	(400,000)	-
Cash paid for business acquired, net of cash received	-	(327,056)
Repayment of notes receivable - related parties	-	180,280
Issuance of note receivable - related party	-	(347,000)
Decrease in restricted cash	1,630,000	-
Net cash provided by (used in) investing activities of continuing operations	1,144,862	(593,719)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	1,858,980	226,560
Payments for deferred financing costs	-	(13,960)
Principal payments on long-term debt	(164,149)	(432,007)
Net cash provided by (used in) financing activities of continuing operations	1,694,831	(219,407)

Net cash used in continuing operations	(111,113)	(3,031,861)
Net cash provided by discontinued operations:
Net cash provided by operating activities	-	10,210
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Total net cash provided by discontinued operations	-	10,120

NET DECREASE IN CASH	(111,113)	(3,021,651)

CASH, beginning of period	1,015,227	3,875,912

CASH, end of period	$904,114	$854,261
See accompanying notes to the condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004 (Continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
	2005	2004
Cash paid during the six months for:
Interest	$218,653	$292,002
Income taxes	9,699	21,982

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company purchased certain assets of FoodBrokers for $1,232,056 in October 2004. In connection with the acquisitions, liabilities were assumed as follows:

	2005	2004
Fair value of assets acquired	$-	$1,232,056
Less, liabilities assumed	-	905,000
Net purchase price	$-	$327,056

Equipment acquired through assumption of notes payable and capital leases	$20,196	$239,426
Issuance of common stock upon conversion of long-term debt and accrued interest	7,577,718	50,300
Dividends on preferred stock	16,002	16,000
Liability incurred for business acquired	-	905,000

See accompanying notes to the condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As a result of this, and as disclosed in the Company’s 2005 Annual Report on Form 10K, the Company’s quarterly fiscal 2005 financial statements have been restated, whereby the Company’s net loss for the quarter ended December 31, 2004 decreased by $305,073 and the net loss per share decreased by $0.08.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RESTATEMENT (Continued)

The major adjustments to the previously issued quarterly financial statement are i) with respect to the Laurus transaction and the reclassification of the warrant liability pursuant to EITF No. 00-19, and ii) with respect to the re-audit of the fiscal 2004 financial statements.

The restatement amounts also summarize the reclassification of discontinued operations of SelectForce.

GOING CONCERN

The Company incurred net losses of $10,334,075 and $1,768,799 for the six months ended December 31, 2005 and 2004, respectively. The Company had $2,950,806 and $2,218,735 of cash that was used in operating activities from continuing operations at December 31, 2005 and 2004, respectively.

In addition, as described in Note 6 and in this, Note 1, the Company is currently involved in significant litigation that can have an adverse effect on the Company’s operations. The Company has been subject to an SEC investigation and has been named defendant in numerous litigations, including shareholder lawsuits. If an adverse ruling with any or all of these legal matters occurs, the Company may be forced to either make material payments, restructure operations, sell off a significant portion of our assets or take other necessary and appropriate matters to ensure our ability to continue operations.

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

BASIS OF PRESENTATION

The condensed consolidated financial statements of Host America Corporation and subsidiaries (the “Company”) for the three and six months ended December 31, 2005 and 2004 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) and disclosures necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Host and its wholly-owned subsidiaries since the date of acquisition (collectively the “Company”). The consolidated financial statements also reflect the accounts and results of SelectForce as a discontinued segment in the December 31, 2004 period. SelectForce was a regional employment and drug screening company that was purchased on March 28, 2002 and sold on March 31, 2005. All material intercompany transactions and balances have been eliminated in consolidation.

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

Inventories consist of the following as of December 31 and June 30, 2005:

	December 31, 2005	June 30, 2005

Raw materials	$724,117	$707,543
Finished goods	179,488	167,616
Totals	$903,605	$875,159

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

RESEARCH AND DEVELOPMENT

Research and development costs related to our energy management operation are charged to expense when incurred. The amount charged to expense for the six months ended December 31, 2005 and 2004 was $349,500 and $42,983 respectively.

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

Net loss per common share was computed based upon 6,700,906 and 4,068,908 weighted average number of common shares outstanding during the six months ended December 31, 2005 and 2004, respectively.

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

The December 31, 2005 preferred stock dividend declared of $8,002 has been added to the net loss of $2,705,066 for the three months ended December 31, 2005 to calculate the net loss applicable to common stockholders of $2,713,068 and the corresponding net loss per common share of $0.40. The 2004 preferred stock dividend declared of $7,999 has been added to the net loss of $750,106 for the three months ended December 31, 2004 to calculate the net loss applicable to common stockholders of $758,105 and the corresponding net loss per common share of $0.18.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NET EARNINGS (LOSS) LOSS PER COMMON SHARE (Continued)

The December 31, 2005 preferred stock dividend declared of $16,002 has been added to the net loss of $10,334,075 for the six months ended December 31, 2005 to calculate the net loss applicable to common stockholders of $10,350,077 and the corresponding net loss per common share of $1.54. The 2004 preferred stock dividend declared of $16,000 has been added to the net loss of $1,768,799 for the six months ended December 31, 2004 to calculate the net loss applicable to common stockholders of $1,784,799 and the corresponding net loss per common share of $0.43.

Convertible preferred shares subject to potential dilution totaled 266,667 for the six months ended December 31, 2005 and 2004. Shares under stock purchase options totaled 1,252,056 and 1,030,650 for the six months ended December 31, 2005 and 2004, respectively. Shares under warrants totaled 2,277,779 and 2,597,142 for the six months ended December 31, 2005 and 2004, respectively. Convertible notes subject to potential dilution totaled 82,524 for the six months ended December 31, 2005.

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

STOCK COMPENSATION PLANS (Continued)

The Company recorded the cost of stock options in the December 31, 2005 period of $448,926. Had compensation cost for the Company’s stock option plans for December 31, 2004 been determined in accordance with the fair value-based method prescribed under SFAS 123 and amortized over the vesting period, the Company’s net loss and net loss per share for the three and six months ended December 31, 2004 would have approximated the pro forma amounts indicated below:

	Six Months Ended, December 31,		Three Months Ended, December 31,
	2005	2004	2005	2004

Net loss - as reported	$(10,334,075)	$(1,768,799)	$(2,705,066)	$(750,106)
Add: Total stock-based employee compensation expense, included in reported net loss, net of taxes	448,926	-	22,479	-
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of taxes	(448,926)	(14,000)	(22,479)	(7,000)
Pro forma net loss	$(10,334,075)	$(1,782,799)	$(2,705,066)	$(757,106)
Preferred stock dividends	(16,002)	(16,000)	(8,002)	(7,999)
Pro forma net loss applicable to common stockholders	$(10,350,077)	$(1,798,799)	$(2,713,068	$(765,105)

Net loss per common share, as reported	$(1.54)	$(0.43)	$(0.40)	$(0.19)
Pro forma net loss per common share applicable to common stockholders	$(1.54)	$(0.43)	$(0.40)	$(0.19)

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

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets. Statement 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specifically identified situations, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, permits an entity to choose either of the Amortization method or the Fair value measurement method for each class of separately recognized servicing assets and servicing liabilities, at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value, and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The effective date for Statement 156 is as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS 156 will have an impact on the Company’s overall results of operations of financial position.

HOST AMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

In June 2006, the FASB issued Summary of Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not anticipate that the adoption of Interpretation No. 48 will have an impact on the Company’s overall results of operations of financial position.

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

Summarized operating data for the discontinued operations of SelectForce are outlined below:

Six Months Ended December 31,
2004

Net revenue	$1,040,550
Income before taxes	96,436
Income taxes	6,000
Income from discontinued operations	$90,436

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 3 -	ACQUISITIONS

FOOD BROKERS

On October 29, 2004, Host closed on its Asset Purchase Agreement with FoodBrokers. Pursuant to the agreement, which was accounted for as a purchase, Host acquired certain assets constituting FoodBrokers’ food service business, including machinery and equipment in consideration for (i) a cash payment of $295,000, (ii) the issuance of a $655,000 promissory note bearing interest at 7.5% per year and maturing on November 1, 2008, and (iii) the issuance of $250,000 in shares of Host common stock which was issued on March 22, 2006. In addition, Host incurred direct acquisition costs of $32,056 for a total purchase price of $1,232,056. Foodbrokers was purchased to increase the unitized meals market share. At closing, FoodBrokers and its principals executed a six-year non-competition agreement pursuant to which each agreed not to compete, directly or indirectly, with Host in the food service business within the United States. The results of operations of FoodBrokers have been included in the consolidated financial statements since the date of acquisition.

Accordingly, the purchase price was allocated to assets acquired and liabilities assumed at their current fair value at the date of acquisition.

Equipment	$130,000
Goodwill	1,102,056
Purchase price	$1,232,056

The $1,102,056 goodwill has been fully impaired at June 30, 2005. The Company believes the goodwill is deductible for tax purposes.

The following information reflects the (unaudited) pro forma results of operations of the Company for the three and six months ended December 31, 2004 assuming that the aforementioned acquisitions had occurred as of July 1, 2004:

	Three Months ended December 31,	Six Months ended December 31,
	2004 (Pro Forma)	2004 (Pro Forma)

Net revenue	$7,481,624	$14,141,573
Net loss from continuing operations	(579,493)	(1,831,118)
Net loss	(576,991)	(1,740,682)
Loss applicable to common stockholders	(584,990)	(1,756,682)
Loss per common share - basic and diluted	$(0.14)	$(0.43)

HOST AMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 4 -	STOCKHOLDERS’ EQUITY

STOCK OPTIONS

A summary of the status of the Company’s stock options and changes during the six months ended December 31, 2005 is presented below. In all instances, the exercise price of the options approximates the market price of the stock on the grant date:

	December 31, 2005
	Outstanding	Price	Weighted Average Exercise Price
Outstanding at beginning of period	1,403,078	$2.00 - 7.40	$4.19
Granted	276,500	$2.87 - 3.15	2.91
Exercised	(20,000)	$2.00 - 2.69	2.34
Forfeiture	(407,522)	$2.00 - 7.40	5.42
Outstanding at end of period	1,252,056	$2.00 - 7.40	$3.54
Weighted average fair value of options issued during the six month period	$2.23

The Company granted 276,500 stock options during the six months with an exercise price ranging from $2.87 to 3.15 per share. All of the granted stock options were issued to employees with vesting dates immediate or not exceeding 2 years. All stock options granted have a 10 year exercise period. Additionally, the Company recorded an aggregate forfeiture of 407,522 from all stock option plans as actual terminations according to the plan policy.

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

The provision for income taxes consists of current state income taxes of $30,000 and $27,000 for the six months ended December 31, 2005 and 2004, respectively.

As of December 31, 2005, the Company has federal net operating loss carryforwards of approximately $13,500,000 expiring through fiscal 2025.

The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized. At December 31, 2005, the Company has recorded a valuation allowance for all of its net deferred tax assets and for the six months ended December 31, 2005 the Company increased the valuation allowance by approximately $2,286,000.

NOTE 6 -	CONTINGENCIES

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

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 6 -	CONTINGENCIES (Continued)

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

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 6 -	CONTINGENCIES (Continued)

LEGAL MATTERS (Continued)

Host will also proceed in another, related case in the District Court in Utah in which Host maintains its rights to the inventory under the Uniform Commercial Code. Host believes it acquired the rights to the above inventory by acquiring the rights to a loan between K.W.M. and a third-party lender in which the inventory was described as collateral. The owner’s right to collateral under the loan supersedes the rights of Coastline under the landlord’s lien. Host maintains that the U.C.C. filing made by the third-party lender was perfected before Coastline filed its lien.  The case was scheduled to be heard on May 16, 2006 and the appeal in the damages award case is to be filed on or before May 11, 2006. A motion for summary judgment in that case was heard on May 16, 2006, which resulted in a denial of Host’s claim, determining that the U.C.C. lien was not perfected. That case has not yet been made final.  A court mediator has been assisting with settlement of the case and provided for both parties to consider a settlement which is more than covered by Host’s supersedes bond already fully funded by Host. However, there also remains for decision a claim by Coastline that Host received a computer containing intellectual property software and that Host improperly acquired title to the software. Host denies that any transfer of title took place. That case is set for hearing on January 4, 2007.

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

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 6 -	CONTINGENCIES (Continued)

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

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 6 -	CONTINGENCIES (Continued)

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

On June 22, 2006, the federal derivative plaintiffs filed a Verified Amended Derivative Complaint, which names as defendants Geoffrey Ramsey, David Murphy, Anne Ramsey, Peter Sarmanian, Gilbert Rossomando, Roger Lockhart, Host directors C. Michael Horton, Nicholas M. Troiano, Patrick J. Healy, and John D’Antona, and Host itself as a nominal defendant. The Verified Amended Derivative Complaint is based on substantially the same allegations as the earlier filed federal derivative complaints, and asserts causes of action for breach of fiduciary duty, gross negligence, abuse of control, gross mismanagement, breach of contract, unjust enrichment, and insider trading. The complaint seeks an unspecified amount of damages and other relief. The time for answering or otherwise responding to the Verified Amended Derivative Complaint has not been established. Pursuant to court order, the parties filed a status report November 13, 2006.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

NOTE 6 -	CONTINGENCIES (Continued)

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

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 6 -	CONTINGENCIES (Continued)

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

HOST AMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 6 -	CONTINGENCIES (Continued)

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

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 6 -	CONTINGENCIES (Continued)

LEGAL MATTERS (Continued)

Additionally, Mr. Ramsey contends that under the terms of his employment contract he is entitled to severance equal to six months of his salary for each calendar year that he was employed by the Company. The arbitration has been scheduled for November 27th 28th and 30th 2006. The Company intends to vigorously defend itself and believes that the Arbitrator will find that just cause existed for Mr. Ramsey’s termination.

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

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 6 -	CONTINGENCIES (Continued)

SALE AND ASSIGNMENT AGREEMENT (Continued)

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

Repayment of the note by the Company is secured by a contingent assignment by Mr. Sack to the Company of certain inventions, products and intellectual property relating to the energy savings products. In addition, the note is further guaranteed by Scott Feldhacker and Charlie Stevenson. Mr. Stevenson, an officer and director of K.W.M., and Mr. Feldhacker were both guarantors under the original loan defaulted on by K.W.M. and are former employees of RS Services, Inc.

On May 30, 2006, a Federal District Court in Utah, by judgment, determined that a third party, named Coastline Financial was in fact superior to the rights purchased by Host from Mr. Sack. Host has argued that the existence of this prior claim violates representations and warranties made by Mr. Sack in the documentation by which Host has bought its position. As a result of these violations, Host ceased payments in June 2006 under this note and advised Mr. Sack that we reserve our rights to demand recovery of amounts paid to Mr. Sack.

Mr. Sack is the stepfather of Peter Sarmanian, our current director. Mr. Sarmanian did not participate in any discussion or deliberations regarding the sale agreement nor did he participate in the vote by our board approving the sale agreement.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 7-	INDUSTRY SEGMENT INFORMATION

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

Business segment financial information for the three months ended December 31, 2005 is as follows:

	Business Dining	Unitized Meals	Energy Management	Total	Eliminations	Consolidated

Sales to unaffiliated customers	$2,990,950	$3,696,464	$1,382,315	$8,069,729	$-	$8,069,729
Segment profit (loss)	(2,147,912)	50,331	(607,485)	(2,705,066)	-	(2,705,066)
Depreciation and amortization	17,795	67,231	67,501	152,527	-	152,527
Provision for income taxes	3,000	12,000	-	15,000	-	15,000

Business segment financial information for the three months ended December 31, 2004 is as follows:

	Business Dining	Unitized Meals	Energy Management	Disc Ops	Total	Eliminations	Consolidated

Sales to unaffiliated customers	$3,097,226	$3,830,557	$850	-	$6,928,633	$(2,052)	$6,926,581
Segment profit (loss)	(404,826)	68,667	(416,449)	$2,502	(750,106)	-	(750,106)
Depreciation and amortization	13,206	64,734	27,569	-	105,509	-	105,509
Provision for income taxes	3,000	6,000	-	3,000	12,000	-	12,000

HOST AMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 7 -	INDUSTRY SEGMENT INFORMATION (Continued)

Business segment financial information as of and for the six months ended December 31, 2005 is as follows:

	Business Dining	Unitized Meals	Energy Management	Total	Eliminations	Consolidated

Sales to unaffiliated customers	$6,010,817	$7,565,620	$3,542,100	$17,118,537	$-	$17,118,537
Segment profit (loss)	(9,324,726)	221,233	(1,230,582)	(10,334,075)	-	(10,334,075)
Depreciation and amortization	34,040	131,483	136,691	302,214	-	302,214
Provision for income taxes	6,000	24,000	-	30,000	-	30,000
Segment assets	1,787,729	4,520,553	3,271,042	9,579,324	-	9,579,324

Business segment financial information as of and for the six months ended December 31, 2004 is as follows:

	Business Dining	Unitized Meals	Energy Management	Disc Ops	Total	Eliminations	Consolidated

Sales to unaffiliated customers	$6,491,285	$6,913,481	$850		$13,405,616	$(4,100)	$13,401,516
Segment profit (loss)	(915,768)	31,259	(974,726)	$90,436	(1,768,799)		(1,768,799)
Depreciation and amortization	29,776	111,708	52,892		194,376		194,376
Provision for income taxes	6,000	12,000	-	9,000	27,000		27,000
Segment assets	7,368,538	5,741,587	733,066	1,475,930	15,319,121		15,319,121

NOTE 8 -	SUBSEQUENT EVENTS

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

HOST AMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 8 -	SUBSEQUENT EVENTS (Continued)

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. “Forward-lookinf statements” are those statements that describe management’s beliefs and expectations about the future. Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainities, including those described in the “Risk Factors” section of our Annual Report on Form 10-K.

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

On November 28, 2005, we terminated Mr. Ramsey’s employment with the Company along with his Executive Employment Agreement. Pursuant to the agreement, Mr. Ramsey had certain rights to arbitration following his termination, and in December 2005, submitted a demand for arbitration with the American Arbitration Association related to the termination of his employment with the Company. Mr. Ramsey asserts that the Company did not have cause under his employment agreement to terminate his employment, and is seeking damages of $2.5 million. In addition, Anne Ramsey, a sister of Geoffrey Ramsey, and former human resources director and current member of the Board of Directors and corporate secretary, and Debra Ramsey, the wife of Geoffrey Ramsey, former administrative secretary, have made a demand for arbitration, asking for $2.0 million in damages. We have declined their demand on the ground that binding employment agreements were never authorized for Anne and Debra Ramsey and therefore no agreement to arbitrate.

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

Results of Operations
Three months ended December 31, 2005 (the “2005 period”) vs. three months ended December 31, 2004 (the “2004 period”)

Note: Host’s results for December 31, 2004 have been reclassified to reflect the SelectForce subsidiary as discontinued operations. Host sold all of its shares in SelectForce, a wholly owned subsidiary of Host, which was its employment screening segment in March 2005.

The following is our net revenues for the three months ended:

	2005 Period	2004 Period	$ Variance	% Variance

Corporate Dining	$2,990,950	$3,095,174	$(104,224)	-3.4%
Unitized Meals	3,696,464	3,830,557	(134,093)	-3.5%
Energy Management	1,382,315	850	1,381,465	n/a

Total Revenues	$8,069,729	$6,926,581	$1,143,148	16.5%

We have experienced an aggregate revenue increase of 16.5% as compared to the three months ended from the fiscal year prior. The improvement in revenues was largely attributable to the inclusion of RS Services in fiscal 2006, which operations we acquired in February 2005. RS Services revenue is associated with contract construction, electrical switchgear and retrofit applications. RS Services has an established business in the electrical and energy management field on a national scale as well as having a UL approved panel shop for the assembly of products. Our energy management products are currently in their developmental stages, and have not generated revenues during fiscal 2006. We expect to generate revenue from the sale of our energy management products in the first quarter of fiscal 2007. A decrease in unitized meals as compared to the 2004 Period was attributable to the non-renewal during the 2005 Period of a senior feeding facility account in Massachusetts. The majority of unitized meals work is done on a contract basis with terms ranging from one to five years, and due to the fact that most of unitized meals business is awarded as a result of a competitive bidding process, we cannot predict if unitized meals will be successful in securing new contracts or renewing existing ones; however, we feel in the near term that the prospect of increasing revenue for unitized meals is probable. Our corporate dining accounts experienced a slight revenue shortfall associated with business closures where we provide dining services, being partially offset with additional business contracts with new as well as existing clients.

The following is our direct costs and margins for the three months ended:

	2005 Period	2004 Period	$ Variance	% Variance
Costs of revenues from:
Corporate Dining	$2,650,617	$2,834,558	$(183,941)	-6.5%
Unitized Meals	2,977,215	3,104,724	(127,509)	-4.1%
Energy Management	1,092,000	400	1,091,600	n/a

Total costs of revenues	$6,719,832	$5,939,682	$780,151	13.1%

	2005 Period	2004 Period	Variance
Direct cost margins from:
Corporate Dining	11.4%	8.4%	3.0%
Unitized Meals	19.5%	18.9%	0.6%
Energy Management	21.0%	n/a	n/a

Total direct cost margins	16.7%	14.2%	2.5%

The Company’s cost of revenues represent the direct cost of food and paper products and related labor costs to prepare and host food associated services, as well as business dining unit direct costs for the production and display for business dining, and the cost of contracted services, job materials and direct wages for electrical installations. Cost of revenues within our corporate dining accounts decreased as compared to the prior fiscal quarter primarily resulting from the nominal decrease in associated revenues, however the corporate dining margins increased as a result of the success of selected account contracts being re-negotiated and utilizing more effective measures designed to control existing costs. Unitized meals costs decreased as a direct relation to the revenues from our accounts and the FoodBrokers accounts that produced more efficient margins. Our energy management costs and margins, which are not anticipated to continue the second quarter trend for the balance of the fiscal year, will fluctuate further depending on pricing of materials and increased use and reliance of subcontractor services.

The following is our other operating costs for the three months ended:

	2005 Period	2004 Period	$ Variance

SG&A	$3,440,772	$1,329,253	$2,111,519
Depreciation and amortization	152,527	105,509	47,018
Research and development	171,000	33,827	137,173

Total other operating costs	$3,764,299	$1,468,589	$2,295,710

Selling, general and administrative expenses consist primarily of management and clerical salaries, legal, accounting and other professional fees, liability insurance, facility rentals, repairs, maintenance, utilities, commissions, travel and various other costs. The large SG&A increase over the 2004 Period is primarily attributable to legal costs increasing in the 2005 Period of approximately $1,150,000, compared to approximately $133,000 in the 2004 Period, the acquired subsidiary RS Services of approximately $822,000. Legal costs incurred during the 2005 Period resulted from the events surrounding the July 12, 2005 press release and the associated litigation and special investigations that ensued subsequent to the event. We have incurred substantial legal costs during the subsequent period of this event in the second quarter fiscal 2006 and we anticipate additional legal costs to be incurred throughout this fiscal year.

Depreciation and amortization increased by $47,018 in the 2005 Period. The balance of the increase in operating costs and expenses is the research and development costs of $137,173 relating to the development of our newly designed light controller which we anticipate our energy management product sales to commence in the first quarter fiscal 2007. We expect our SG&A expenses to increase over the balance of fiscal 2006 due to the costs associated with additional legal and professional fees and the continued ramping up of the infrastructure of our energy management division. We expect our research and development costs to increase as a result of the development of our newly designed energy management technology.

Other Costs:

The recognition of the Laurus warrant liability resulting from the application of EITF Issue No. 00-19, Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock required us to record the effects of implementing the Black Scholes method of valuing the warrant liability on a mark-to-market basis. We expect to continue this accounting application of the warrant liability into our fiscal third quarter, as release and cancellation agreement was executed in January 2006. The non cash loss on the fair value of the warrant liability was $80,828 for the 2005 Period as compared to a non-cash gain of $334,802 for the 2004 Period.

Amortization of deferred financing costs incurred in the 2005 Period resulted from the deferred costs on subordinated debt of $23,379 as compared to amortization of deferred financing costs incurred with both Laurus long term debt and subordinated debt for the 2004 Period of $151,968. Additionally, amortization of debt discount decreased $213,582 in the 2005 Period when compared to the 2004 Period primarily resulting from the inclusion of the long term Laurus debt in the 2004 Period. The decrease in long term debt in the 2005 Period provided a favorable effect to our interest expense of $61,486 when compared to the 2004 Period.

Net Loss:

Host incurred a net loss of $2,705,066 in the 2005 Period, as compared to a net loss of $750,106 in the 2004 Period. The net loss in the 2005 Period was primarily a result of increased legal costs incurred as a result of the ongoing litigation and the inclusion of costs associated with our energy management division.

Results of Operations
Six months ended December 31, 2005 (the “2005 period”) vs. six months ended December 31, 2004 (the “2004 period”)

Note: Host’s results for December 31, 2004 have been reclassified to reflect the SelectForce subsidiary as discontinued operations. Host sold all of its shares in SelectForce, a wholly owned subsidiary of Host, which was its employment screening segment in March 2005.

The following is our net revenues for the six months ending:

	2005 Period	2004 Period	$ Variance	% Variance

Corporate Dining	$6,010,817	$6,487,185	$(476,367)	-7.3%
Unitized Meals	7,565,620	6,913,481	652,139	9.4%
Energy Management	3,542,100	850	3,541,250	n/a

Total Revenues	$17,118,537	$13,401,516	$3,717,021	27.7%

We have experienced an aggregate revenue increase of 27.7% as compared to the six months ended from the fiscal year prior. The improvement in revenues was largely attributable to the inclusion of RS Services in fiscal 2006, which operations we acquired in February 2005. RS Services revenue is associated with contract construction, electrical switchgear and retrofit applications. RS Services has an established business in the electrical and energy management field on a national scale as well as having a UL approved panel shop for the assembly of products. Our energy management products are currently in their developmental stages, and have not generated revenues during fiscal 2006. We expect to generate revenue from the sale of our energy management products in the first quarter of fiscal 2007. An increase in unitized meals as compared to the 2004 Period was attributable to additional revenues generated from the FoodBrokers acquisition in October 2004 being partially offset by the non-renewal of the senior feeding facility in Massachusetts. The majority of unitized meals work is done on a contract basis with terms ranging from one to five years, and due to the fact that most of unitized meals business is awarded as a result of a competitive bidding process, we cannot predict if unitized meals will be successful in securing new contracts or renewing existing ones; however, we feel in the near term that the prospect of increasing revenue for unitized meals is probable. Our corporate dining accounts experienced a revenue shortfall associated with lower attendance in multi-tenant facilities and business closures where we provide dining services, being partially offset with additional business contracts with new as well as existing clients.

The following is our direct costs and margins for the six months ending:

	2005 Period	2004 Period	$ Variance	% Variance
Costs of revenues from:
Corporate Dining	$5,391,193	$5,954,464	$(563,271)	-9.5%
Unitized Meals	6,045,689	5,613,780	431,908	7.7%
Energy Management	2,848,425	400	2,848,025	n/a

Total costs of revenues	$14,285,306	$11,568,644	$(2,716,662)	-23.5%

	2005 Period	2004 Period	Variance
Direct cost margins from:
Corporate Dining	10.3%	8.2%	2.1%
Unitized Meals	20.1%	18.8%	1.3%
Energy Management	19.6%	n/a	n/a

Total direct cost margins	16.6%	13.7%	2.9%

The Company’s cost of revenues represent the direct cost of food and paper products and related labor costs to prepare and host food associated services, as well as business dining unit direct costs for the production and display for business dining, and the cost of contracted services, job materials and direct wages for electrical installations. Cost of revenues within our corporate dining accounts decreased as compared to the prior fiscal quarter primarily resulting from selected account contracts being re-negotiated and utilizing more effective measures designed to control existing costs. Unitized meals costs increased as a result of the addition of FoodBrokers accounts which produced more efficient margins. Our energy management costs and margins, which are not anticipated to continue the first quarter trend for the balance of the fiscal year, will fluctuate further depending on pricing of materials and increased use and reliance of subcontractor services.

The following is our other operating costs for the six months ending:

	2005 Period	2004 Period	$ Variance

SG&A	$7,990,025	$2,788,959	$5,201,066
Depreciation and amortization	302,214	194,376	107,838
Research and development	349,500	42,983	306,517

Total other operating costs	$8,641,739	$3,026,318	$5,615,421

Selling, general and administrative expenses consist primarily of management and clerical salaries, legal, accounting and other professional fees, liability insurance, facility rentals, repairs, maintenance, utilities, commissions, travel and various other costs. The large SG&A increase over the 2004 Period is primarily attributable to the inclusion of the estimated potential accrued costs to resolve the pending class action lawsuits, legal costs incurred in the 2005 Period of approximately $3,346,000, compared to approximately $275,000 in the 2004 Period, the acquired subsidiary RS Services of approximately $1,384,000 and the non-cash compensation for stock options of $448,926. Legal costs incurred during the 2005 Period resulted from the events surrounding the July 12, 2005 press release and the associated litigation and special investigations that ensued subsequent to the event. We have incurred substantial legal costs during the subsequent period of this event and we anticipate additional legal costs to be incurred throughout this fiscal year. Depreciation and amortization increased by $107,837 in the 2005 Period, primarily resulting from the inclusion of additional fixed assets and the non-compete amortization from the RS Services acquisition. The balance of the increase in operating costs and expenses is the research and development costs of $306,507 relating to the development of our newly designed light controller which we anticipate our energy management product sales to commence in the first quarter fiscal 2007. We expect our SG&A expenses to increase over the balance of fiscal 2006 due to the costs associated with additional legal and professional fees and the continued ramping up of the infrastructure of our energy management division. We expect our research and development costs to increase as a result of the development of our newly designed energy management technology.

Other Costs:

The recognition of the Laurus warrant liability resulting from the application of EITF Issue No. 00-19, Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock required us to record the effects of implementing the Black Scholes method of valuing the warrant liability on a mark-to-market basis. We expect to continue this accounting application of the warrant liability into our fiscal third quarter, as release and cancellation agreement was executed in January 2006. The non cash loss on the fair value of the warrant liability was $1,295,786 in the 2005 Period as compared to a non-cash gain of $559,555 in the 2004 Period.

In July 2005, Laurus exercised their right to convert their notes into 1,502,885 shares of our common stock at conversion prices of $3.50, $5.03 and $5.48 and exercised a total of 303,038 warrants at $5.98 per share. Liabilities of approximately $6.7 million were converted into equity and Host received approximately $1.8 million from the exercise of the warrants. Primarily as a result, amortization of deferred financing costs increased by $743,373 for the 2005 Period when compared to the 2004 Period. Amortization of debt discount costs increased $1,294,333 for the 2005 Period when compared to the 2004 Period. Interest expense increased 36,008 for the 2005 Period when compared to the 2004 Period.

Net Loss:

Host incurred a net loss of $10,334,075 for the 2005 Period, as compared to a net loss of $1,768,799 for the 2004 Period. The large net loss in the 2005 Period was primarily a result of the non-cash charges incurred as a result of the conversion of the Laurus notes, the loss associated with the mark-to-market of the warrant liability, additional costs incurred for legal issues, non-cash compensation charges associated with a new accounting pronouncement and the inclusion of costs associated with our energy management division.

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

Recently, in early fiscal 2006, Lindley Food Service has initiated on average an additional 3% price increase for their services across all customers and our corporate dining services have also initiated similar CPI related increases. This will have a favorable effect to the income of our food service operations.

On March 8, 2006, our energy management division accepted a purchase order from Power Reduction Services for 333-100 amp light controllers on a “ready to ship” basis. This order provides for an initial deposit of $100,000 and two subsequent deposits contingent upon product availability of $125,000 and $150,000 extending 120 days after initial order date.

We have experienced a net cash decrease for the six months ended December 31, 2005 of $111,113. The net cash used in operating activities from continuing operations were $2,950,806, which included additional cash paid for operating payables in the quarter and increases in our accounts receivable balance associated with the recognition of our recently acquired RS Services subsidiary. This was offset by net cash received from investing activities of $1,144,862 as a result of the release of the restricted cash associated with the Laurus conversion and net cash received from financing activities of $1,694,831, primarily resulting from cash received from the exercise of the warrants associated with the Laurus conversion.

We anticipate additional cash outflows to continue in fiscal 2006 relating to attorney fees associated with the current lawsuits filed against Host. As we are named in various class action suits and are fully cooperating with the SEC investigation, we can experience additional cash outflows associated with these matters.

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

Host’s liquidity as evidenced by its current ratio has decreased. The current ratio at December 31, 2005 and June 30, 2005 was 0.94 and 1.12, respectively. The seasonal reduction in our accounts receivable and the increases in our accrued expenses primarily associated with legal costs and settlements contributed to the decrease in our current ratio.

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

In the course of the monthly and quarterly financial closing processes, our daily interactions with our control environment, our on-going efforts to redesign and implement an enhanced control environment, management identified a lack of effectiveness regarding various elements of our disclosure policies and our independent auditors identified material weaknesses with internal controls over financial reporting as of December 31, 2005 that are described in detail below. The Public Company Accounting Oversight Board’s (“PCAOB”) Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the material weaknesses set forth below, our acting Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and regulations.

Disclosure Control Ineffectiveness

Based on the evaluations discussed above, we discovered a lack of effectiveness in our disclosure controls and procedures that occurred during the six months ended December 31, 2005. These included, but are not limited to: (i) a lack of effectiveness in accumulating and communicating information concerning transactions, litigation and other matters forming the basis of press releases and disclosure in our periodic reports with the SEC; and (ii) instances where certain corporate documents were not filed on Form 8-K or otherwise properly prepared and disclosed in appropriate periodic reports filed with the SEC.

With regard to disclosure controls, we have implemented the following actions:

•	established a Public Disclosure Committee and implemented internal policies and procedures to review the accuracy of all information released to the public and disclosed in our SEC filings;
•	enforced and ratified our insider trading policy applicable to officers, directors, employees, consultants and family members;
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

Financial Reporting Internal Control Weaknesses

Through management’s continuing review of our financial closing processes, its daily interactions with our control environment, its on-going efforts to redesign and implement an enhanced control environment, management has identified material weaknesses in our internal control over financial reporting. These material weaknesses, are discussed below. As of December 31, 2005, we had not identified any additional material weaknesses other than those specified below. Management’s efforts to redesign our control environment and remediate the material weaknesses in our internal control over financial reporting continued throughout the remainder of fiscal 2006 and continue into fiscal 2007. Because management was unable to complete the remediation of these material weaknesses in our internal control over financial reporting prior to December 31, 2005, management has concluded that our internal control over financial reporting was not effective as of December 31, 2005.

A material weakness is a significant deficiency or a combination of significant deficiencies that results in there being more than a remote likelihood that a material misstatement in financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. Management has identified the following material weaknesses in its internal control over financial reporting as of December 31, 2005:

•	internal controls related to inventory items at our RS Services subsidiary need further improvement with respect to proper valuation and accountability;
•	controls that address the adequate segregation of duties and staffing levels associated with compilation and reporting tasks need improvement; and
•
controls related to the initiation and processing of non-routine and non systematic transactions associated with beneficial conversion features and other interpretations of new pronouncements dealing with equity transactions need improvement.

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

(b) Changes in internal control over financial reporting

Except as otherwise noted above, there has been no change in our internal control over financial reporting during the second quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Anne and Debra Ramsey Arbitration

On December 2, 2005, a Demand for Arbitration was filed by Anne Ramsey and Debra Ramsey alleging that their employment was terminated in breach of employment agreements that they purportedly entered into with us.  Anne Ramsey, the sister of Geoffrey Ramsey, was our former Human Resource Director and currently serves on the Board of Directors and is our corporate secretary. Debra Ramsey, the wife of Geoffrey Ramsey, was our former Administrative Assistant.  We terminated both individuals on November 23, 2005.  On or about March 20, 2006, we instituted an injunction proceeding in the New Haven Superior Court to permanently enjoin this arbitration on the basis that we never authorized the employment agreements relied upon by Anne and Debra and, as such, are void. The matter was tried the first three days in November and has been continued until November 15, 2006. Briefs are due on December 6th and a decision is expected shortly thereafter. Host believes that it will be successful in permanently barring Anne Ramsey and Debra Ramsey from arbitrating their claims.

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

Not Applicable.

Item 3.     Defaults Upon Senior Securities

Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.     Other Information

Not Applicable

Item 6.     Exhibits

(a)	Exhibits

10.87	Sale and Assignment Agreement between Burton M. Sack and Host America dated December 9, 2005 (incorporated by reference from our Current Report on Form 8-K filed on December 15, 2005).
31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

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