Form 10-Q
period 2006-03-31
HOST AMERICA CORP
filed 2006-11-20
CIK 809012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2006 (Unaudited)	June 30, 2005 (Audited)
CURRENT ASSETS
Cash	$301,100	$1,015,227
Cash - restricted	-	1,630,000
Accounts receivable, net of allowance for doubtful accounts of $52,495 as of March 31, 2006 and June 30, 2005	5,729,181	5,190,539
Inventories	947,074	875,159
Prepaid expenses and other current assets	270,239	178,706
Total current assets	7,247,594	8,889,631

EQUIPMENT AND IMPROVEMENTS, net	1,520,913	1,789,801

OTHER ASSETS
Other	514,391	514,891
Deferred financing costs, net	226,865	1,297,551
Intangible assets, net	187,500	262,500
	928,756	2,074,942
Total Assets	$9,697,263	$12,754,374

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Demand notes payable	$174,000	$-
Current portion of long-term debt	413,846	2,077,296
Current portion of unsecured debt	100,000	-
Accounts payable	4,080,124	3,655,068
Accrued expenses	3,076,126	2,236,763
Total current liabilities	7,844,096	7,969,127

LONG-TERM LIABILITIES
Long-term debt, less current portion	1,122,015	5,131,579
Unsecured debt	2,798,491	2,702,668
Warrant Liability	-	921,382
	3,920,506	8,755,629
Total liabilities	11,764,602	16,724,756

CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $.001 par value, 2,000,000 shares authorized	-	-
Preferred stock, Series B, $.001 par value, 266,667 shares issued and outstanding	267	267
Common stock, $.001 par value, 80,000,000 shares authorized; 7,526,514 and 4,926,494 outstanding at March 31, 2006 and June 30, 2005, respectively	7,527	4,926
Additional paid-in capital	38,260,319	24,734,882
Accumulated deficit	(40,335,452)	(28,710,457)
Total stockholders’ deficiency	(2,067,339)	(3,970,382)
Total Liabilities and Stockholders’ Equity (Deficiency)	$9,697,263	$12,754,374

See accompanying notes to the condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	March 31, 2006	Restated March 31, 2005

NET REVENUES	$9,567,321	$8,163,964

OPERATING COSTS AND EXPENSES
Cost of revenues	8,414,866	6,994,491
Selling, general and administrative expenses	1,704,805	1,801,349
Depreciation and amortization	124,014	115,797
Research and development costs	371,000	104
	10,614,685	8,911,741

Loss from operations	(1,047,364)	(747,777)

OTHER INCOME (EXPENSE)
Fair value gain on warrant	626	138,980
Other income	787	4,723
Amortization of deferred financing costs	(23,378)	(151,967)
Amortization of debt discount	(65,274)	(278,857)
Interest expense	(117,314)	(393,279)
	(204,553)	(680,400)

Loss from continuing operations before provision for income taxes	(1,251,917)	(1,438,177)
Provision for income taxes	15,000	10,000
Loss from continuing operations	(1,266,917)	(1,438,177)

Income from discontinued operations	-	81,627
Loss on sale of discontinued operations	-	(172,063)
Loss from discontinued operations	-	(90,436)
Net loss	(1,266,917)	(1,528,613)
Preferred stock dividends	(8,001)	(8,000)

Loss applicable to common stockholders	$(1,274,918)	(1,536,613)

Loss per share - basic and diluted:
Loss from continuing operations	$(0.18)	$(0.32)
Loss from discontinued operations	-	(0.02)
Net loss per share	$(0.18)	$(0.34)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	7,123,070	4,457,332

See accompanying notes to the condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31, 2006 AND 2005

	March 31, 2006	Restated March 31, 2005

NET REVENUES	$26,685,858	$21,565,480

OPERATING COSTS AND EXPENSES
Cost of revenues	22,700,172	18,563,135
Selling, general and administrative expenses	9,694,830	4,590,308
Depreciation and amortization	426,228	310,173
Research and development costs	720,500	43,087
	33,541,730	23,506,703

Loss from operations	(6,855,872)	(1,941,223)

OTHER INCOME (EXPENSE)
Fair value gain (loss) on warrant	(1,295,160)	698,535
Other income	73,072	4,731
Amortization and write off of deferred financing costs	(1,070,686)	(455,902)
Amortization and write off of debt discount	(1,917,320)	(836,570)
Interest expense	(490,026)	(729,983)
	(4,700,120)	(1,319,189)

Loss from continuing operations before provision for income taxes	(11,555,992)	(3,260,412)
Provision for income taxes	45,000	37,000
Loss from continuing operations	(11,600,992)	(3,297,412)

Income from discontinued operations	-	172,063
Loss on sale of discontinued operations	-	(172,063)
Net loss	(11,600,992)	(3,297,412)
Preferred stock dividends	(24,003)	(24,000)

Loss applicable to common stockholders	$(11,624,995)	(3,321,412)

Loss per share - basic and diluted:
Loss from continuing operations	$(1.70)	$(0.75)
Income from discontinued operations	-	-
Net loss per share	$(1.70)	$(0.75)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	6,839,573	4,457,332

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 2006 AND 2005

	2006	Restated 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,600,992)	$(3,297,412)
Income from operations of discontinued SelectForce	-	(172,063)
Income from discontinued operations	-	172,063
Loss from continuing operations	(11,600,992)	(3,297,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	575,708	416,325
Write off of UCC lien on technology	771,230	-
Revaluation of warrant liability	1,295,160	(698,535)
Bad debt expense	9,660	-
Non cash interest expense	13,640	-
Amortization and write off of debt discount	1,917,320	836,570
Non-cash compensation for services and fees	133,123	305,100
Amortization and write off of deferred financing costs	1,070,686	455,902
Beneficial conversion charge to interest expense	138,583	312,574
Stock compensation costs	471,405	-
Loss on disposal of property and equipment	-	20,688
Changes in operating assets and liabilities	1,145,866	(1,818,661)
Net cash used in operating activities of continuing operations	(4,058,611)	(3,467,449)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of discontinued operations, net	-	878,522
Purchases of equipment and improvements	(186,952)	(135,834)
Repayment of notes receivable - related party		180,280
Cash paid for business acquired, net of cash received	-	(405,709)
Payment for purchase of UCC lien on technology	(400,000)	-
Issuance of note receivable - related party	-	(220,280)
Decrease in restricted cash	1,630,000	1,268,000
Net cash provided by investing activities of continuing operations	1,043,048	1,564,979

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from demand notes	174,000	-
Proceeds from issuance of common stock, net	2,408,980	459,251
Proceeds from subordinated debt	-	100,000
Payments for deferred financing costs	-	(13,960)
Principal payments on long-term debt	(281,544)	(1,207,114)
Net cash provided (used in) by financing activities	2,301,436	(661,823)

Net cash used in continuing operations	(714,127)	(2,564,293)
Net cash provided by discontinued operations:
Net cash provided by operating activities	-	19,337
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Total net cash provided by discontinued operations	-	19,337

NET DECREASE IN CASH	(714,127)	(2,544,956)
CASH, beginning of period	1,015,227	3,875,912
CASH, end of period	$301,100	$1,330,956

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 2006 AND 2005 (Continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
	2006	2005
Cash paid during the nine months for:
Interest	$254,344	$421,580
Income taxes	26,104	27,922

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The company purchased all of the outstanding stock of RS Services and certain assets of FoodBrokers for $2,678,679 in the second and third quarters of fiscal 2005. There were no acquisitions in the fiscal 2006 period. In connection with the acquisitions, liabilities were assumed as follows:

	2006	2005
Fair value of assets acquired	$-	$5,259,062
Less, liabilities assumed	-	2,580,383
Net purchase price	-	2,678,679

Equipment acquired through assumption of notes payable and capital leases	$44,868	$338,390
Issuance of common stock upon conversion of long-term debt and accrued interest	7,577,718	219,505
Dividends on preferred stock	24,003	24,000
Liability incurred for business acquired - FoodBrokers	-	905,000
Issuance of Common Stock - FoodBrokers	240,438	-
Issuance of Common Stock - Litigation	341,250	-

See accompanying notes to the condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As a result of this, and as disclosed in the Company’s 2005 Annual Report on Form 10K, the Company’s quarterly fiscal 2005 financial statements have been restated, whereby the Company’s net loss for the quarter ended March 31, 2005 decreased by $589,600 and the net loss per share decreased by $0.13.

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

GOING CONCERN

The Company incurred net losses of $11,600,992 and $3,297,412 for the nine months ended March 31, 2006 and 2005, respectively. The Company had $4,058,611 and $3,467,449 of cash that was used in operating activities from continuing operations at March 31, 2006 and 2005, respectively.

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

BASIS OF PRESENTATION

The condensed consolidated financial statements of Host America Corporation and subsidiaries (the “Company”) for the three and nine months ended March 31, 2006 and 2005 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) and disclosures necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Host and its wholly-owned subsidiaries since the date of acquisition (collectively the “Company”). The consolidated financial statements also reflect the accounts and results of SelectForce as a discontinued segment in the March 31, 2005 period. SelectForce was a regional employment and drug screening company that was purchased on March 28, 2002 and sold on March 31, 2005. All material intercompany transactions and balances have been eliminated in consolidation.

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

Inventories consist of the following as of March 31, 2006 and June 30, 2005:

	March 31, 2006	June 30, 2005

Raw materials	$757,367	$707,543
Finished goods	189,707	167,616
Totals	$947,074	$875,159

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

RESEARCH AND DEVELOPMENT

Research and development costs related to our energy management operation are charged to expense when incurred. The amount charged to expense for the nine months ended March 31, 2006 and 2005 was $720,500 and $43,087 respectively.

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

Net loss per common share was computed based upon 6,839,573 and 4,457,332 weighted average number of common shares outstanding during the nine months ended March 31, 2006 and 2005, respectively.

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

The March 31, 2006 preferred stock dividend declared of $8,001 has been added to the net loss of $1,266,917 for the three months ended March 31, 2006 to calculate the net loss applicable to common stockholders of $1,274,918 and the corresponding net loss per common share of $0.18. The 2005 preferred stock dividend declared of $8,000 has been added to the net loss of $1,528,613 for the three months ended March 31, 2005 to calculate the net loss applicable to common stockholders of $1,536,613 and the corresponding net loss per common share of $0.34.

The March 31, 2006 preferred stock dividend declared of $24,003 has been added to the net loss of $11,600,992 for the nine months ended March 31, 2006 to calculate the net loss applicable to common stockholders of $11,624,995 and the corresponding net loss per common share of $1.70. The 2005 preferred stock dividend declared of $24,000 has been added to the net loss of $3,297,412 for the nine months ended March 31, 2005 to calculate the net loss applicable to common stockholders of $3,321,412 and the corresponding net loss per common share of $0.43.

Convertible preferred shares subject to potential dilution totaled 266,667 for the nine months ended March 31, 2006 and 2005. Shares under stock purchase options totaled 1,251,556 and 1,143,078 for the nine months ended March 31, 2006 and 2005, respectively. Shares under warrants totaled 2,384,779 and 2,770,598 for the nine months ended March 31, 2006 and 2005, respectively. Convertible notes subject to potential dilution totaled 82,524 for the nine months ended March 31, 2006.

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

STOCK COMPENSATION PLANS

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123(R) (revised 2004), Share-Based Payment, which amends FASB Statement No. 123. The new standard requires the Company to expense employee stock options and other share-based payments over the service periods.  The new standard may be adopted in one of three ways; the modified prospective transition method; a variation of the modified prospective transition method; or the modified retrospective transition method. We have adopted the standard as required on July 1, 2005 utilizing the modified prospective transition method and recorded the effects for stock option awards granted to officers, directors and employees (collectively “employees”) in accordance with the provisions of SFAS 123(R), and related interpretations of the Emerging Issues Task Force (the “EITF”) of FASB. The fair value of any options, warrants or similar equity instruments issued is estimated based on the Black-Scholes option-pricing model.

HOST AMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK COMPENSATION PLANS (Continued)

The Company recorded the cost of stock options in the March 31, 2006 period of $471,405. Had compensation cost for the Company’s stock option plans for March 31, 2005 been determined in accordance with the fair value-based method prescribed under SFAS 123 and amortized over the vesting period, the Company’s net loss and net loss per share for the three and nine months ended March 31, 2005 would have approximated the pro forma amounts indicated below:

	Nine Months Ended, March 31,		Three Months Ended, March 31,
	2006	2005	2006	2005

Net loss - as reported	$(11,600,992)	$(3,297,412)	$(1,266,917)	$(1,528,613)
Add: Total stock-based employee compensation expense, included in reported net loss, net of taxes	471,405	-	22,479	-
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of taxes	(471,405)	(75,000)	(22,479)	(61,000)
Pro forma net loss	$(11,600,992)	$(3,372,412)	$(1,266,917)	$(1,589,613)
Preferred stock dividends	(24,003)	(24,000)	(8,001)	(8,000)
Pro forma net loss applicable to common stockholders	$(11,624,995)	$(3,396,412)	$(1,274,918)	$(1,597,613)

Net loss per common share, as reported	$(1.70)	$(0.75)	$(0.18)	$(0.36)
Pro forma net loss per common share applicable to common stockholders	$(1.70)	$(0.76)	$(0.18)	$(0.36)

STOCK COMPENSATION PLANS (Continued)

The fair value of stock options used to compute pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0% for 2006 and 2005; expected volatility range of 68% to 72% for 2006 and 76% for 2005; average risk-free interest rate range of 3.83% and 4.18% for 2006 and 4.22% for 2005; and expected option holding period of 10 years for 2006 and 2005.

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, the statement does not require any new fair value measurements. However, for some entities, the application of Statement 157 will change current practice. The effective date is for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect, if any, of SFAS 157 on its financial statements.

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

Summarized operating data for the discontinued operations of SelectForce are outlined below:

Nine Months Ended March 31,
2005

Net revenue	$1,590,149
Income before taxes	183,063
Income taxes	11,000
Income from discontinued operations	$172,063

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 3 -	ACQUISITIONS

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

HOST AMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 3 -	ACQUISITIONS (Continued)

RS SERVICES (Continued)

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

The following information reflects the (unaudited) pro forma results of operations of the Company for the three and nine months ended March 31, 2005 assuming that the aforementioned acquisitions had occurred as of July 1, 2004:

	Three Months Ended March 31,	Nine Months Ended March 31,
	2005 (Pro Forma)	2005 (Pro Forma)
Net revenue	$8,502,361	$24,542,955
Net loss from continuing operations	(1,540,032)	(3,890,880)
Net loss	(1,630,468)	(3,890,880)
Loss applicable to common stockholders	(1,638,468)	(3,914,881)
Loss per common share - basic and diluted	$(0.37)	$(0.88)

HOST AMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 4 -	STOCKHOLDERS’ EQUITY

STOCK OPTIONS

A summary of the status of the Company’s stock options and changes during the nine months ended March 31, 2006 is presented below. In all instances, the exercise price of the options approximates the market price of the stock on the grant date:

	March 31, 2006
	Outstanding	Price	Weighted Average Exercise Price
Outstanding at beginning of period	1,403,078	$2.00 - 7.40	$4.19
Granted	276,500	$2.87 - 3.15	2.91
Exercised	(20,000)	$2.00 - 2.69	2.34
Forfeiture	(408,022)	$2.00 - 7.40	5.41
Outstanding at end of period	1,251,556	$2.00 - 7.40	$3.53
Weighted average fair value of options issued during the nine months	$2.23

The Company granted 276,500 stock options during the nine months with an exercise price ranging from $2.87 to 3.15 per share. All of the granted stock options were issued to employees with vesting dates immediate or not exceeding 2 years. All stock options granted have a 10 year exercise period. Additionally, the Company recorded an aggregate forfeiture of 408,022 from all stock option plans as actual terminations according to the plan policy.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 4 -	STOCKHOLDERS’ EQUITY (Continued)

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

PRIVATE PLACEMENT

On February 17, 2006 Host closed a private placement of 440,000 shares of common stock and 132,000 common stock purchase warrants to a limited number of accredited investors.  The securities were sold at a price of $1.25 per share for aggregate proceeds of $550,000.  The warrants are exercisable for an indefinite period from closing at an exercise price of $1.75 per share.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 5 -	INCOME TAXES

The provision for income taxes consists of current state income taxes of $45,000 and $37,000 for the nine months ended March 31, 2006 and 2005, respectively.

As of March 31, 2006, the Company has federal net operating loss carryforwards of approximately $14,669,000 expiring through fiscal 2025.

The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized. At March 31, 2006, the Company has recorded a valuation allowance for all of its net deferred tax assets and for the nine months ended March 31, 2006 the Company increased the valuation allowance by approximately $2,704,000.

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

Business segment financial information for the three months ended March 31, 2006 is as follows:

	Business Dining	Unitized Meals	Energy Management	Total	Eliminations	Consolidated
Sales to unaffiliated customers	$3,079,832	$3,835,569	$2,651,920	$9,567,321	$-	$9,567,321
Segment profit (loss)	(321,060)	267,190	(1,213,047)	(1,266,917)	-	(1,266,917)
Depreciation and amortization	15,759	65,844	42,411	124,014	-	124,014
Provision for income taxes	3,000	12,000	-	15,000	-	15,000

Business segment financial information for the three months ended March 31, 2005 is as follows:

	Business Dining	Unitized Meals	Energy Management	Discontinued Ops	Total	Eliminations	Consolidated
Sales to unaffiliated customers	$3,368,819	$3,689,957	$1,105,188	-	$8,163,964	$-	$8,163,964
Segment loss	(1,083,961)	(53,903)	(300,313)	(90,436)	(1,528,613)	-	(1,528,613)
Depreciation and amortization	12,359	72,811	30,627	-	115,797	-	115,797
Provision for income taxes	1,000	9,000	-	-	10,000	-	10,000

Business segment financial information as of and for the nine months ended March 31, 2006 is as follows:

	Business Dining	Unitized Meals	Energy Management	Total	Eliminations	Consolidated
Sales to unaffiliated customers	$9,090,649	$11,401,189	$6,194,020	$26,685,858	$-	$26,685,858
Segment profit (loss)	(9,645,786)	488,423	(2,443,629)	(11,600,992)	-	(11,600,992)
Depreciation and amortization	49,799	197,327	179,102	426,228	-	426,228
Provision for income taxes	9,000	36,000	-	45,000	-	45,000
Segment assets	1,751,976	4,764,943	3,180,344	9,697,263	-	9,697,263

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 7-	INDUSTRY SEGMENT INFORMATION (Continued)

Business segment financial information as of and for the nine months ended March 31, 2005 is as follows:

	Business Dining	Unitized Meals	Energy Management	Discontinued Operations	Total	Eliminations	Consolidated
Sales to unaffiliated customers	$9,860,104	$10,603,438	$1,106,038	$-	$21,569,580	$(4,100)	$21,565,480
Segment loss	(1,999,729)	(22,644)	(1,275,039)	-	(3,297,412)	-	(3,297,412)
Depreciation and amortization	42,135	184,519	83,519	-	310,173	-	310,173
Provision for income taxes	7,000	21,000	-	9,000	37,000	-	37,000
Segment assets	6,787,692	5,757,050	4,941,925	-	17,486,667	-	17,486,667

NOTE 8 -	SUBSEQUENT EVENTS

PRIVATE PLACEMENTS

On May 10, 2006, Host closed a private placement of 100,000 shares of common stock and 30,000 common stock purchase warrants respectively, to a limited number of accredited investors.  The securities were sold at a price of $1.25 per share for aggregate proceeds of $125,000.  The warrants are exercisable for an indefinite period from closing at an exercise price of $1.75 per share. The offer and sale was made by the Company’s officers and directors and a 7% commission was paid to a Broker in connection with the transaction.

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

PRIVATE PLACEMENTS (Continued)

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

On October 12th through 19th, 2006, Host closed a private placement of an aggregate 60,000 shares of common stock and 18,000 common stock purchase warrants to a limited number of accredited investors.  The securities were sold at a price of $1.00 per share for aggregate proceeds of $60,000.  The warrants are exercisable for a five year period from closing at an exercise price of $1.75 per share. The offer and sale was made by the Company’s officers and directors and no commissions were paid in connection with the transaction.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. “Forward-looking statements” are those statements that describe management’s beliefs and expectations about the future. Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the “Risk Factors” section of our 2005 Annual Report on Form 10-K.

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

On November 28, 2005, we terminated Mr. Ramsey’s employment with the Company along with his Executive Employment Agreement. Pursuant to the agreement, Mr. Ramsey had certain rights to arbitration following his termination, and in December 2005, submitted a demand for arbitration with the American Arbitration Association related to the termination of his employment with the Company. Mr. Ramsey asserts that the Company did not have cause under his employment agreement to terminate his employment, and is seeking damages of $2.5 million. In addition, Anne Ramsey, a sister of Geoffrey Ramsey, the former human resources director and current member of the Board of Directors and corporate secretary, and Debra Ramsey, the wife of Geoffrey Ramsey, and former administrative secretary, have made a demand for arbitration, asking for $2.0 million in damages. We have declined their demand on the ground that binding employment agreements were never authorized for Anne and Debra Ramsey and therefore no agreement to arbitrate.

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

Results of Operations
Three months ended March 31, 2006 (the “2006 Period”) vs. three months ended March 31, 2005 (the “2005 Period”)

Note: Host’s results for March 31, 2005 have been reclassified to reflect the SelectForce subsidiary as discontinued operations. Host sold all of its shares in SelectForce, a wholly owned subsidiary of Host, which was its employment screening segment in March 2005.

The following is our three months net revenues for the:

	2006 Period	2005 Period	$ Variance	% Variance

Corporate Dining	$3,079,832	$3,368,819	$(288,987)	-8.6%
Unitized Meals	3,835,569	3,689,957	145,612	3.9%
Energy Management	2,651,920	1,105,188	1,546,732	140%

Total Revenues	$9,567,321	$8,163,964	$1,403,357	17.2%

We have experienced an aggregate revenue increase of 17.2% as compared to the three months ended from the fiscal year prior. The improvement in revenues was largely attributable to the full quarter inclusion of RS Services in the 2006 Period as compared to the fiscal 2005 Period, which operations we acquired in February 2005. RS Services revenue is associated with contract construction, electrical switchgear and retrofit applications. RS Services has an established business in the electrical and energy management field on a national scale as well as having a UL approved panel shop for the assembly of products. Our energy management products are currently in their developmental stages, and have not generated revenues during fiscal 2006. We expect to generate revenue from the sale of our energy management products in the first quarter of fiscal 2007. An increase in unitized meals as compared to the 2005 Period was primarily attributable to the recognition of an incremental 3% cost of living adjustment established in the prior quarters partially offset by the non-renewal of a senior feeding facility account in Massachusetts. The majority of unitized meals work is done on a contract basis with terms ranging from one to five years, and due to the fact that most of unitized meals business is awarded as a result of a competitive bidding process, we cannot predict if unitized meals will be successful in securing new contracts or renewing existing ones; however, we feel in the near term that the prospect of increasing revenue for unitized meals is probable. Our corporate dining accounts continued a revenue shortfall associated with the effects of business closures where we provide dining services, being partially offset with additional business contracts with new as well as existing clients.

The following is our direct costs and margins for the three months:

	2006 Period	2005 Period	$ Variance	% Variance
Costs of revenues from:
Corporate Dining	$2,805,229	$3,053,535	$(248,306)	-8.1%
Unitized Meals	2,900,039	3,046,039	(146,000)	-4.8%
Energy Management	2,709,598	894,917	1,814,681	202%

Total costs of revenues	$8,414,866	$6,994,491	$(1,420,375)	-20.3%

	2006 Period	2005 Period	Variance
Direct cost margins from:
Corporate Dining	8.9%	9.4%	-0.4%
Unitized Meals	24.4%	17.5%	6.9%
Energy Management	-2.2%	19.0%	-21.2%

Total direct cost margins	12.0%	14.3%	-2.3%

The Company’s cost of revenues represent the direct cost of food and paper products and related labor costs to prepare and host food associated services, as well as business dining unit direct costs for the production and display for business dining, and the cost of contracted services, job materials and direct wages for electrical installations. Cost of revenues within our corporate dining accounts decreased as compared to the prior fiscal quarter primarily resulting from the nominal decrease in associated revenues, however the corporate dining margins remained stable. Unitized meals costs decreased and margins increased as a direct relation to the maturing FoodBrokers accounts that produced more efficient margins. Our energy management costs increased as a result of increased reliance on sub-contractor work and margins suffered as a result. We expect costs and margins will fluctuate further depending on pricing of materials and increased use and reliance of additional subcontractor services.

The following is our other operating costs for the:

	2006 Period	2005 Period	$ Variance

SG&A	$1,704,805	$1,801,349	$96,544
Depreciation and amortization	124,014	115,797	(8,217)
Research and development	371,000	104	(370,896)

Total other operating costs	$2,199,819	$1,917,250	$(282,569)

Selling, general and administrative expenses consist primarily of management and clerical salaries, legal, accounting and other professional fees, liability insurance, facility rentals, repairs, maintenance, utilities, commissions, travel and various other costs. Our SG&A costs did not significantly increase over the 2005 Period. Depreciation and amortization increased by $8,217 in the 2006 Period. The balance of the increase in operating costs and expenses is the research and development costs of $370,896 relating to the development of our newly designed light controller which we anticipate our energy management product sales to commence in the first quarter fiscal 2007. We expect our SG&A expenses to increase over the balance of fiscal 2006 due to the costs associated with additional legal and professional fees and the continued ramping up of the infrastructure of our energy management division. We expect our research and development costs to increase as a result of the development of our newly designed energy management technology.

Other Costs:

The recognition of the Laurus warrant liability resulting from the application of EITF Issue No. 00-19, Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock, required us to record the effects of implementing the Black Scholes method of valuing the warrant liability on a mark-to-market basis. This accounting application of the warrant liability ended in our fiscal third quarter, as release and cancellation agreement was executed in January 2006. The non cash gain on the fair value of the warrant liability was $626 for the 2006 Period as compared to $138,980 for the 2005 Period.

Amortization of deferred financing costs incurred in the 2006 Period resulted from the deferred costs on subordinated debt of $23,378 as compared to amortization of deferred financing costs incurred with both Laurus long term debt and subordinated debt for the 2005 Period of $151,967. Additionally, amortization of debt discount decreased $213,583 in the 2006 Period when compared to the 2005 Period primarily resulting from the inclusion of the long term Laurus debt in the 2005 Period. The decrease in long term debt in the 2006 Period provided a favorable effect to our interest expense of $275,965 when compared to the 2005 Period.

Net Loss:

Host incurred a net loss of $1,266,917 for the 2006 Period, as compared to a net loss of $1,528,613 for the 2005 Period. The net loss in the 2006 Period was primarily a result of increased research and development and lower margins from our energy management division.

Results of Operations
Nine months ended March 31, 2006 (the “2006 period”) vs. nine months ended March 31, 2005 (the “2005 period”)

Note: Host’s results for March 31, 2005 have been reclassified to reflect the SelectForce subsidiary as discontinued operations. Host sold all of its shares in SelectForce, a wholly owned subsidiary of Host, which was its employment screening segment in March 2005.

The following is our net revenues for the nine month period ending:

	2006 Period	2005 Period	$ Variance	% Variance

Corporate Dining	9,090,649	9,856,004	(765,355)	-7.8%
Unitized Meals	11,401,189	10,603,438	797,751	7.5%
Energy Management	6,194,020	1,106,038	5,087,982	n/a

Total Revenues	26,685,858	21,565,480	5,120,378	23.7%

We have experienced an aggregate revenue increase of 23.7% as compared to the nine months ended from the fiscal year prior. The improvement in revenues was largely attributable to the full nine months inclusion of RS Services revenue in the 2006 Period versus the 2005 Period, which operations we acquired in February 2005. RS Services revenue is associated with contract construction, electrical switchgear and retrofit applications. RS Services has an established business in the electrical and energy management field on a national scale as well as having a UL approved panel shop for the assembly of products. Our energy management products are currently in their developmental stages, and have not generated revenues during fiscal 2006. We expect to generate revenue from the sale of our energy management products in the first quarter of fiscal 2007. An increase in unitized meals as compared to the 2005 Period was largely attributable to additional revenues generated from the incremental 3% cost of living adjustment established in the prior quarters coupled with the favorable accounts from the FoodBrokers acquisition in fiscal 2005 being partially offset by the non-renewal of the senior feeding facility in Massachusetts. The majority of unitized meals work is done on a contract basis with terms ranging from one to five years, and due to the fact that most of unitized meals business is awarded as a result of a competitive bidding process, we cannot predict if unitized meals will be successful in securing new contracts or renewing existing ones; however, we feel in the near term that the prospect of increasing revenue for unitized meals is probable. Our corporate dining accounts continued a revenue shortfall associated with lower attendance in multi-tenant facilities and business closures where we provide dining services, being partially offset with additional business contracts with new as well as existing clients.

The following is our direct costs and margins for the nine month period ending:

	2006 Period	2005 Period	$ Variance	% Variance
Costs of revenues from:
Corporate Dining	8,196,421	9,007,998	811,577	9.0%
Unitized Meals	8,945,728	8,659,820	(285,908)	-3.3%
Energy Management	5,558,023	895,317	(4,662,706)	n/a

Total costs of revenues	22,700,172	18,563,135	(4,137,036)	-22.3%

	2006 Period	2005 Period	Variance
Direct cost margins from:
Corporate Dining	9.8%	8.6%	1.2%
Unitized Meals	21.5%	18.3%	3.2%
Energy Management	10.3%	19.1%	-8.8%

Total direct cost margins	14.9%	13.9%	1.0%

The Company’s cost of revenues represent the direct cost of food and paper products and related labor costs to prepare and host food associated services, as well as business dining unit direct costs for the production and display for business dining, and the cost of contracted services, job materials and direct wages for electrical installations. Cost of revenues within our corporate dining accounts decreased as compared to the prior fiscal quarter primarily from our earlier efforts of re-negotiating selected account contracts and utilizing more effective measures designed to control existing costs which proved favorable to our margins. Unitized meals costs increased as a result of the addition of FoodBrokers accounts which produced more efficient margins. The FoodBrokers acquisition occurred in the second quarter of fiscal 2005. Our energy management costs increased as a result of increased reliance on sub-contractor work and margins suffered as a result. We expect costs and margins will fluctuate further depending on pricing of materials and increased use and reliance of additional subcontractor services which we anticipate to continue into the fourth quarter.

The following is our other operating costs for the nine month period ending:

	2006 Period	2005 Period	$ Variance

SG&A	9,694,830	4,590,308	(5,104,523)
Depreciation and amortization	426,228	310,173	(116,055)
Research and development	720,500	43,087	(677,413)

Total other operating costs	10,841,559	4,943,568	(5,897,990)

Selling, general and administrative expenses consist primarily of management and clerical salaries, legal, accounting and other professional fees, liability insurance, facility rentals, repairs, maintenance, utilities, commissions, travel and various other costs. The large SG&A increase over the 2005 Period is primarily attributable to the inclusion of the estimated potential accrued costs to resolve the pending class action lawsuits, legal costs incurred in the 2006 Period of approximately $1,545,000, compared to approximately $275,000 in the 2005 Period, the acquired subsidiary RS Services of approximately $1,384,000 and the non-cash compensation for stock options of $471,405. Legal costs incurred during the 2006 Period resulted from the events surrounding the July 12, 2005 press release and the associated litigation and special investigations that ensued subsequent to the event. We have incurred substantial legal costs during the subsequent period of this event and we anticipate additional legal costs to be incurred throughout this fiscal year. Depreciation and amortization increased by $116,055 in the 2006 Period, primarily resulting from the inclusion of additional fixed assets and the non-compete amortization from the RS Services acquisition. The balance of the increase in operating costs and expenses is the research and development costs of $677,413 relating to the development of our newly designed light controller which we anticipate our energy management product sales to commence in the first quarter fiscal 2007. We expect our SG&A expenses to increase over the balance of fiscal 2006 due to the costs associated with additional legal and professional fees and the continued ramping up of the infrastructure of our energy management division. We expect our research and development costs to increase as a result of the development of our newly designed energy management technology.

Other Costs:

The recognition of the Laurus warrant liability resulting from the application of EITF Issue No. 00-19, Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock required us to record the effects of implementing the Black Scholes method of valuing the warrant liability on a mark-to-market basis. This accounting application of the warrant liability concluded in the third quarter, as release and cancellation agreement was executed in January 2006. The year to date non cash loss on the fair value of the warrant liability was $1,295,160 in the 2006 Period as compared to a non-cash gain of $698,535 in the 2005 Period.

In July 2005, Laurus exercised their right to convert their notes into 1,502,885 shares of our common stock at conversion prices of $3.50, $5.03 and $5.48 and exercised a total of 303,038 warrants at $5.98 per share. Liabilities of approximately $6.7 million were converted into equity and Host received approximately $1.8 million from the exercise of the warrants. Primarily as a result, amortization of deferred financing costs increased by $614,784 for the 2006 Period when compared to the 2005 Period. Amortization of debt discount costs increased $1,080,750 for the 2006 Period when compared to the 2005 Period. Interest expense decreased 239,957 for the 2006 Period when compared to the 2005 Period primarily resulting from the Laurus conversion.

Net Loss:

Host incurred a net loss of $11,600,992 for the 2006 Period, as compared to a net loss of $3,297,412 for the 2005 Period. The large net loss in the 2006 Period was primarily a result of the non-cash charges incurred as a result of the conversion of the Laurus notes, the loss associated with the mark-to-market of the warrant liability, additional costs incurred for legal, non-cash compensation charges associated with a new accounting pronouncement and the inclusion of costs associated with our energy management division.

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

We have experienced a net cash decrease for the nine months ended March 31, 2006 of $714,127. The net cash used in operating activities from continuing operations were $4,058,611, which is partially attributable to additional cash paid for operating payables and increases in our accounts receivable balance associated with the recognition of our recently acquired RS Services subsidiary. This was offset by net cash received from investing activities of $1,043,048 resulting from the release of the restricted cash associated with the Laurus conversion, and net cash received from financing activities of $2,301,436, primarily resulting from cash received from the exercise of the warrants associated with the Laurus conversion and cash received with the recent equity fundraises.

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

Host’s liquidity as evidenced by its current ratio has decreased. The current ratio at March 31, 2006 and June 30, 2005 was 0.92 and 1.12, respectively. The increases in our accounts payable balances and accrued expenses primarily associated with legal costs and settlements contributed to the decrease in our current ratio.

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

Private Placements:

On February 17, 2006 and May 10, 2006, Host closed a private placement of 440,000 and 100,000 shares of common stock and 132,000 and 30,000 common stock purchase warrants respectively, to a limited number of accredited investors. The securities were sold at a price of $1.25 per share for aggregate proceeds of $675,000. The warrants are exercisable for an indefinite period from closing at an exercise price of $1.75 per share. The offer and sale was made by the Company’s officers and directors and a 7% commission was paid to a Broker in commection with the transaction.

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

In the course of the monthly and quarterly financial closing processes, our daily interactions with our control environment, our on-going efforts to redesign and implement an enhanced control environment, management identified a lack of effectiveness regarding various elements of our disclosure policies and our independent auditors identified material weaknesses with internal controls over financial reporting as of March 31, 2006 that are described in detail below. The Public Company Accounting Oversight Board’s (“PCAOB”) Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the material weaknesses set forth below, our acting Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and regulations.

Disclosure Control Ineffectiveness

Based on the evaluations discussed above, we discovered a lack of effectiveness in our disclosure controls and procedures that occurred during the nine months ended March 31, 2006. These included, but are not limited to: (i) a lack of effectiveness in accumulating and communicating information concerning transactions, litigation and other matters forming the basis of press releases and disclosure in our periodic reports with the SEC; and (ii) instances where certain corporate documents were not filed on Form 8-K or otherwise properly prepared and disclosed in appropriate periodic reports filed with the SEC.

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

Financial Reporting Internal Control Weaknesses

Through management’s continuing review of our financial closing processes, its daily interactions with our control environment, its on-going efforts to redesign and implement an enhanced control environment, management has identified material weaknesses in our internal control over financial reporting. These material weaknesses, are discussed below. As of March 31, 2006, we had not identified any additional material weaknesses other than those specified below. Management’s efforts to redesign our control environment and remediate the material weaknesses in our internal control over financial reporting continued throughout the remainder of fiscal 2006 and continue into fiscal 2007. Because management was unable to complete the remediation of these material weaknesses in our internal control over financial reporting prior to March 31, 2006, management has concluded that our internal control over financial reporting was not effective as of March 31, 2006.

A material weakness is a significant deficiency or a combination of significant deficiencies that results in there being more than a remote likelihood that a material misstatement in financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. Management has identified the following material weaknesses in its internal control over financial reporting as of March 31, 2006:

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

(b) Changes in internal control over financial reporting

Except as otherwise noted above, there has been no change in our internal control over financial reporting during the third quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2006, Host issued the following securities in private transactions pursuant to an exemption from the registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended:

Purchaser/Recipient of Securities	Date	Terms of Exercise, if Convertible	Title of Security	Number Sold or Granted	Consideration Received
Laurus Master Fund, Ltd.	January 11, 2006	N/A	Common Stock	20,000	(1)
Sherwin & Associates	March 16, 2006	N/A	Common Stock	175,000	(2)
FoodBrokers, Inc.	March 22, 2006	N/A	Common Stock	62,500	(3)

(1)
On January 11, 2006, Laurus Master Fund, Ltd. exercised their right to receive shares of Host’s common stock in consideration to enter into a Release and Cancellation Agreement for the cancellation of 25,000 stock purchase warrants and a release of all security interests and liens against the Company. Accordingly, Host issued 20,000 shares of its common stock for the release and cancellation of said interests.

(2)	On March 16, 2006, we issued 175,000 shares common stock as partial settlement for a release of all claims against us associated with amended complaints from Ralph and Blaine Sherwin.
(3)	On March 22, 2006, we issued 62,500 shares common stock as partial consideration for the Asset Purchase Agreement dated October 29, 2004 between us and FoodBrokers, Inc.

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