Form 10-K
period 2006-06-30
HOST AMERICA CORP
filed 2006-11-21
CIK 809012

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒       Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2006

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
Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Host America Corporation as of December 31, 2005, the last business day of Host America Corporation’s most recently completed second fiscal quarter was $10,106,941 computed by reference to the price at which Host America Corporation’s common stock was last traded on that date, and reported on the Pink Sheets.

At November 1, 2006, 8,876,514 shares of common stock of Host America Corporation were outstanding.

Documents Incorporated by Reference:  None
Page 1 of 128 pages                  Exhibits are indexed on page 68

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

We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this Annual Report on Form 10-K to identify forward-looking statements.  These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements.  The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our ability to retain and renew customer contracts;
•	uncertainties in the competitive bidding process;
•	our dependence on key personnel;
•	the outcome of existing litigation and the potential for new litigation;
•	intense competition in the industry segments in which we operate on a local and national level;
•	the integration and success of the RS Services subsidiary and its ability to produce favorable revenue and profitability;
•	our need to finance clients’ equipment and initial start-up costs;
•	our dependence on building owners’ ability to retain clients;
•	fluctuations in food costs; and
•	other factors including those discussed under “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

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

Recent Developments

This section covers developments subsequent to the recent filing of our 2005 Annual Report on Form 10K on September 14, 2006, the last period for which an annual report was provided to shareholders.

Ramsey Arbitration

On December 12, 2005, Geoffrey Ramsey, the former President and Chief Executive Officer of the Company filed a Demand for Arbitration with the American Arbitration Association arising from the Company’s termination of his employment in November of 2005. Mr. Ramsey alleged that the Company terminated his employment without just cause in violation of his employment contract and in so doing violated the covenant of good faith and fair dealing. Additionally, Mr. Ramsey contends that under the terms of his employment contract he is entitled to severance equal to six months of his salary for each calendar year that he was employed by the Company. The arbitration is scheduled for November 27th, 28th and 30th. The Company intends to vigorously defend itself and believes that the arbitrator will find that just cause existed for Mr. Ramsey’s termination.

On December 2, 2005, a Demand for Arbitration was filed by Anne Ramsey and Debra Ramsey alleging that their employment was terminated in breach of employment agreements that they purportedly entered into with us.  Anne Ramsey is the sister of Geoffrey Ramsey and was our former Human Resource Director and currently serves on the Board of Directors and is our corporate secretary. Debra Ramsey is the wife of Geoffrey Ramsey and was our former Administrative Assistant.  We terminated both individuals on November 23, 2005.  On or about March 20, 2006, we instituted an injunction proceeding in the New Haven Superior Court to permanently enjoin this arbitration on the basis that we never authorized the employment agreements relied upon by Anne and Debra and, as such, are void. The matter was tried the first three days in November and has been continued to November 15, 2006. Briefs are due on December 6th and a decision is expected shortly thereafter. Host believes that it will be successful in permanently barring Anne Ramsey and Debra Ramsey from arbitrating their claims.

U.L. Approval of Energy Management Product

In August 2006, we received U.L approval for our newly designed light controller for which we began beta testing during the third and fourth quarter of fiscal 2006. The tests were run in locations with commercial and industrial fluorescent lighting systems. The product uses a proprietary approach, for which patents have been applied, to reduce energy demand from fluorescent lighting systems without noticeably reducing perceived light. It also has unique communications functionality, which allows a customer system’s energy demands to be managed remotely. We also completed development of a trademarked name and new logotype for the product, which will be introduced in fiscal 2007.

History

We were formed as a Delaware corporation on February 6, 1986 under the name University Dining Services, Inc. Our initial business strategy was to provide food service to colleges and preparatory schools in the New England area. After several years, we determined it was more profitable to concentrate on larger, more densely populated customer bases. Accordingly, in 1992, we became a full service food management company providing employee dining and special events catering to large office complexes. On March 9, 1998, we filed a Certificate of Amendment with the Delaware Secretary of State changing our name to Host America Corporation. On April 30, 1999, we filed Articles of Merger in the State of Colorado to change our corporate domicile, merging Host Delaware into Host Colorado. Host Delaware ceased to exist as of that date. We changed our corporate domicile to reduce the amount of franchise tax required in the State of Delaware.

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

On December 23, 2003, we acquired GlobalNet Energy Investors, Inc. pursuant to the terms and conditions of an amended and restated merger agreement dated December 2, 2003. The shareholders of GlobalNet received in the aggregate 550,000 shares of our common stock in exchange for all of their outstanding GlobalNet common stock. GlobalNet was a development stage corporation formed for the purpose of marketing, selling, installing and maintaining energy saving products and technology. As described below, following the acquisition of RS Services, Inc., we merged GlobalNet into RS Services and all of our energy management business is now conducted through that subsidiary.

On October 29, 2004, we closed an asset purchase agreement with FoodBrokers, Inc., a Connecticut-based food service company. Pursuant to the agreement, we acquired certain assets constituting FoodBrokers’ food service business, including machinery and equipment. The inclusion of FoodBrokers to our Lindley subsidiary enabled us to increase our market share of the unitized meals market in the local geographic area in which Lindley operates. At the closing, FoodBrokers and its principals executed a six-year non-competition agreement pursuant to which each agreed not to compete, directly or indirectly, with us in the food service business within the United States.

On February 16, 2005, we acquired RS Services, Inc. pursuant to the terms and conditions of an agreement of merger and plan of reorganization dated September 29, 2004. RS Services is both an energy management and electrical contracting firm. RS Services sells and installs energy products consisting of a digital microprocessor capable of reducing energy consumption in most florescent lighting systems.

On April 7, 2005, a plan of merger was approved and adopted by GlobalNet Energy Investors and RS Services by resolution of our Board of Directors. Pursuant to the plan of merger, GlobalNet was merged into RS Services and the separate existence of GlobalNet ceased.

Industry and Market Overview

Food Service Industry

Host Business Dining and Lindley Food Service are both focused on the food service marketplace. A nationally recognized food consultant and research company estimates that the United States food service industry is a multi-billion dollar industry, encompassing corporate services, educational markets, hospital/health care, correctional facilities, military facilities and transportation facilities The senior feeding market, the market Lindley Food Services primarily serves, is also estimated as collectively a multi-billion dollar sector. The food service market is characterized by a large concentration of corporate and industry populations in a multitude of geographic locations. We believe the geographic locations in which we operate contain:

•	the most concentrated dollar volumes in the overall marketplace,
•	high population density,
•	numerous corporate office parks and industrial facilities, and
•	high concentration of medium-size corporations.

Although we have a relatively small share of the food service provider market, we compete favorably with other regional food service providers and those national companies that have operations in the northeastern United States. We believe we are able to remain competitive because of the quality, selection and value of the food and services that we provide.

Energy Management Industry

The United States Department of Energy indicates that electrical consumption, on which expenditures exceed approximately $200 billion dollars annually, is projected to grow at an average annual rate of 1.6% per year through the year 2025. In addition, the Department of Energy anticipates that increasing electrical demand may exceed the generation industry’s ability to produce sufficient electrical power. During 2004, the northeastern region of the United States and portions of Canada experienced total grid power failure, in part as a result of insufficient electrical energy to satisfy the increase in demand. In addition, certain states continue to experience high rate increases and brownouts with little relief in sight. To combat this growing problem, Public Utility and Public Service Commissions throughout the United States have implemented programs to require utilities to implement energy conservation and management programs at the customer level to promote the replacement or retrofitting of inefficient lighting, heating and cooling equipment. In addition, the increase in business operating costs due to increased utility costs will continue to diminish operating margins unless companies and residential consumers take proactive measures to increase electrical efficiencies and reduce waste.

These factors, plus continuing deregulation of utilities and increased competition are forcing electric utilities to become pro-active in promoting the purchase and installation of energy saving products and services similar to those currently being offered to our customers by our energy management subsidiary.

Operations

The Company is made up of two operating divisions: our food services division, consisting of Host Business Dining and Lindley Food Service, and our energy management division, consisting of RS Services. A description of our operations follows.

Food Service Division

Host Business Dining

Since our formation in 1986, we have grown from a food service provider to institutions of higher education primarily in Connecticut to a regional, full-service food service provider for major corporations. Our primary clients are medium-size corporate accounts with annual food sales of between $250,000 and $2 million. These accounts provide a wide variety of food services in a single corporate location. At each location, we may provide any or all of the following customized services:

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

Each location is continually reviewed to monitor client employee satisfaction, evolving menu requirements and quality of food and service. Based upon reports supplied by on-site managers, additional services are added as demand changes, including upgrades of catering facilities and food selection.

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

We may be required to grant credit to some of our customers to fund their initial purchase of equipment and supplies at our various food service facilities. Before granting credit, we review a client’s credit history and establish a credit limit based upon factors surrounding the credit risk of specific clients, industry historical trends and other types of credit information. To reduce the risk of default, our contracts provide for buyback provisions requiring each client to buy the equipment and supplies in the event of an early termination of the contract.

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

Lindley Food Service

Our Lindley subsidiary prepares meals for various governmental programs under fixed-price contracts and has a different operational structure than Host Business Dining. Lindley bids on government feeding contracts involving schools and senior citizen programs and operates three kitchens in Connecticut, which have high volume production capabilities for breakfast, lunch and after-school programs. Lindley has additional production facilities in Indiana and Massachusetts. Lindley’s production staff prepares the meals daily and delivers the meals using its own trucks and drivers, directly from the kitchens to each client’s facility. Lindley also does congregate feeding and offers packaged microwavable senior meals for its “Meals-on-Wheels” programs. A staff nutritionist monitors the nutritional content of the food produced at each of Lindley’s facilities. Lindley is one of the largest providers of fresh unitized meals in the Northeast, operating out of its various production sites.

Lindley’s strengths include professional management of large-volume accounts, custom designed meals for special needs and available plan capacity to expand production.

Energy Management Division

RS Services

RS Services is an electrical contract services firm and markets energy management products. The division’s newly designed product consists of a computerized controller capable of reducing energy consumption on lighting systems. RS Services’ panel shop is U.L. recognized and specializes in fabrication of custom panels. Our goal is to provide both large and small customers with significant savings on their electrical energy usage and minimize downtime costs associated with power outages. In addition, we believe that the increase in energy efficiency related to the use of our products and services has the future potential for reducing repairs and maintenance expenses by reducing operating temperatures of existing equipment.

The energy management products and services thst we currently provide as well as those that are in beta testing are as follows:

•
Newly designed Light Controller - This product is a lighting energy management system that is designed to reduce Kw power ordinarily required for operating magnetic or electronic ballasts used in fluorescent lighting systems, and manages the incoming power so the ballasts draw energy when the power transmission is most efficient. This greatly reduces energy costs while minimally reducing light levels so that virtually no light loss can be detected by the human eye. The capability can be managed from a remote location, which provides what we believe to be a unique benefit to multi-locations customers.

•
FanSaver - This product regulates the speed of the evaporator fan motor to meet the needs of the refrigeration cycle in a walk-in box. It also detects refrigerant flow and selects the optimum fan speed which saves energy usage and reduces compressor run time to increase the life of the fan motor.

•	Installation and Maintenance Services - We offer product enhancements, installation and product servicing and maintenance support to our customers.

•	Construction Contracts - We offer services as subcontractor for multi-location construction contracts nationwide.

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

Business Strategy

Food Service Division

Host Business Dining

We introduced our “Food Serve 2000” as a means of working with customers to evaluate and adapt our existing food operations to maximize and maintain client satisfaction. We study the basic elements of our food service at each location, including:

•	traffic flows and waiting times;
•	menu variety and food presentation;
•	nutritional assessment;
•	work preparation; and
•	labor qualifications.

Through our continuing evaluations, on-site managers strive to maintain:

•	custom designed menus to meet regional and ethnic tastes;
•	facilities with state-of-the-art equipment;
•	strict cost containment policies; and
•	nutritional programs for better health.

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

Lindley Food Service

We have aggressively pursued higher margin business for our pre-packaged unitized meal production. This has been accomplished by increasing our customer base for Meals-on-Wheels, senior assisted living facilities, pre-school Head Start programs, School Lunch, After-School Enhanced Snack programs and Summer School Breakfast and Lunch Programs. We have focused on these markets by participating in industry trade shows like Meals-on-Wheels Association of America, NANASP and the National Head Start Conference. This exposure has enabled Lindley to continue to expand its customer base throughout the Northeast and Midwest.

Energy Management Division

RS Services

RS Services intends to market its energy saving products via channel partners to market leaders in industry segments (retail, commercial, industrial, and institutional), which we believe will lend credibility and name brand recognition to our products. In addition, we intend to establish relationships with trade organizations that will endorse our products, and offer the sale of these products to companies that comprise their industry. This process should streamline our energy management operations entry into the marketplace.

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

We believe that we can compete with our larger competitors because:

•	we provide direct, hands-on management contact with our client facilities on a weekly basis;
•	we offer flexible menus to satisfy customer wants and desires; and
•	we intensively train our managers.

Host implemented new marketing programs at its facilities such as “cruisin' cuisine” and “celebrity chefs” to help maximize sales growth. In our cruisin' cuisine program, our corporate chefs travel from location to location in a custom outfitted vehicle and present a complete specialty theme promotion menu such as fresh sushi, a taste of Havana, or authentic Japanese stir-fry. In our celebrity chefs program, the recipes and culinary style of featured world class chefs are presented in the business dining location. Every three months, a different celebrity chef is featured. Our clients’ responses to these programs have been very favorable.

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

Acquisition Strategy

We believe there are significant opportunities to further expand our business through the acquisition of companies in energy management sectors and sub-markets which provide opportunities for higher margins on revenues. Our officers and directors are responsible for identifying, pursuing and negotiating potential acquisition candidates and integrating acquired operations that will increase shareholder value. We believe we can integrate new acquisitions into our management structure and diversify operations successfully without a significant increase in general and administrative expenses. In addition, future acquisitions are expected to enable us to lower overhead costs through centralized geographical office operations. We expect to grow to a size that qualifies us for bids on large volume accounts, requiring asset or purchase programs. However, there can be no assurance that our acquisition strategy will be successful. We currently do not have any potential acquisitions in progress, but we will aggressively entertain an opportunity as we seek out to expand high margin energy management businesses.

Major Clients and Contracts

Food Service Division

Host Business Dining

Host Business Dining has a large number of multi-year contracts. These contracts are with Fortune 500 businesses in the Connecticut area, each with multiple locations serving over 4,500 total contracted employees. We will continue to pursue additional large cafeteria units in the Fairfield and Westchester counties of Connecticut and New York respectively. In the past, we have had to close facilities due to price competition and relocation.

Our two largest contracts accounted for approximately 15% percent of our total revenue for the fiscal year ended June 30, 2006. Collectively, contracts with our two largest customers constituted approximately 27% percent and 18% percent of business dining revenues, respectively. If we lose either of these major contracts, such loss may have a material adverse effect on us.

Lindley Food Service

Our Lindley subsidiary has numerous Meals-on-Wheels and congregate feeding accounts, the largest of which are in New Haven, Bridgeport and Waterbury, Connecticut; Muncie, Indiana; and Everett, Massachusetts. Lindley provides school breakfasts and lunches for the New Haven, Bridgeport and Waterbury public schools. Lindley was also awarded the contract with the Boston, Massachusetts public schools to provide emergency replacement meals for breakfast and sandwich items. Lindley was awarded the contract after successfully bidding for the business. As the majority of the division’s business is with government agencies, Lindley secures the majority of its business through the bidding process. Lindley continues to be awarded feeding programs for the elderly throughout the northeast region.

One of Lindley’s largest contracts accounted for approximately 10% percent of our total revenue for the fiscal year ended June 30, 2006. If we were to lose this major contract, such loss may have a material adverse effect on us.

Lindley is currently involved in bids for several other senior feeding, Meals-on-Wheels, and Head Start contracts in various states, and intends to continue aggressively pursuing this type of business.

Energy Management Division

RS Services

RS Services pursues new contract services customers through the marketing and promoting of the division’s current network by developing relationships with restaurant, retail and commercial chains. RS Services installs test sites if the customer has the potential for a large number of installations.

One of RS’s largest contracts accounted for approximately 11% percent of our total revenue for the fiscal year ended June 30, 2006. If we were to lose this major contract, such loss may have a material adverse effect on us.

Seasonality

Our food service division’s operations are somewhat seasonal in nature. Many of our corporate clients are less busy in the summer months due to the vacation schedules of their employees and shift reductions. Special events catering tends to peak at various times of the year depending on corporate meetings, holiday parties and the frequency of special events. We adjust our labor staffing and inventories as necessary during these periods. In our energy management division, we experience seasonality fluctuations during the last two months of each calendar year.

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

RS Services

There are currently a number of products and services on the market that directly or indirectly compete with our products and services. Many of these are offered by companies that are larger and better financed. However, we believe that although energy saving technology currently exists, our newly designed light controller is capable of controlling, monitoring and saving electric kilowatt hours through a unique mechanism that has a limiting effect to luminosity. Our product will also be capable of providing real-time variability of savings levels, alarm capabilities and operational control at off-site locations. Further, our equipment processor is digital, which is faster, more compact and more efficient than our competitors’ products. We believe that the installation of our equipment is less invasive and creates less of a disruption to a customer’s operation than that of our competition.

Government Regulation

Food Service

Our business is subject to various government regulations including environmental, employment, privacy and safety regulations. In addition, our food service facilities are subject to state health department regulations, periodic health inspections, sanitation and safety standards, and state and local licensing of the sale of food products. The cost of compliance with these various regulations is not material; however, we cannot provide assurance that additional federal and state legislation or changes in the regulatory environment will not limit our activities in the future or increase the cost of compliance.

Energy Management

Favorable government regulations, through The Energy Policy Act of 2005 ("EPACT"), are improving the environment for organizations to take advantage and utilize energy consumption products. EPACT has brought sweeping changes to the benefit of organizations willing to participate in programs that curtail energy. These changes include immediate tax deductions for qualifying investments that reduce energy costs on commercial applications of up to a maximum of $1.80 per square foot utilizing a 50% energy cost reduction based on historical benchmark standards. This allows organizations a larger return on their investment via direct tax reductions and reduces the breakeven level associated with their costs incurred, allowing organizations the added incentive to install energy saving products. The U.S. Department of Energy’s longer term goal is for organizations to achieve a “Zero Energy Based” system, through which the net of total energy generated at an organization’s site and the total energy utilized at the site is zero, therefore eliminating the necessity to require energy from the power grid.

Employees

As of November 1, 2006, Host Business Dining had approximately 185 full-time employees and 10 part-time employees employed for special occasions and seasonal busy times. Our Lindley subsidiary had 160 full-time employees and 13 part-time employees. Our RS Services subsidiary had approximately 82 full-time employees. None of our employees are represented by a union.

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

In addition, we are subject to an ongoing SEC investigation that began in July of 2005 and are a named defendant in numerous litigations, including shareholder lawsuits. If an adverse ruling in any or all of these legal matters occurs, we may be forced to either restructure operations, or take other necessary and appropriate measures that could potentially limit our ability to exist further as a going concern.

Any future fundraising efforts will dilute current shareholder ownership interests.

As of November 1, 2006, we had 8,876,514 outstanding shares of common stock. Any future material equity fundraising efforts will have the effect of increasing the amount of shares outstanding, thereby creating dilution for our existing shareholders. The Company believes that the most efficient manner in increasing shareholder value is to properly and effectively execute our business plan, which will require raising additional capital. We have partnered with investment banking firms to assist and achieve this initiative. We will continue our efforts to raise additional capital, via equity financings or asset monetization or otherwise, until we can achieve positive cash flow.

There is no assurance that our fundraising efforts will be completed in the near term or at all.

The Company believes that the most efficient manner to increase shareholder value is to execute our business plan, which will require additional capital. We have partenered with investment banking firms to raise additional capital, via equity financings, asset monetization or otherwise, until we can achieve positive cash flow. However, there is no assurance that we will be successful in the short-term of raising additional funds to fulfill our business plan, or that we will ever be successful in raising additional capital for the business, which could have a material adverse effect on our results of operations and cash flows.

Our common stock currently trades on the Pink Sheets trading platform, which could result in limited liquidity.

There is a limited trading market for our common stock on the Pink Sheets and the ability to trade our common stock on the Pink Sheets depends on the presence and investment decisions of willing buyers and sellers. There can be no guarantee that our common stock will be accepted for quotation by any other quotation system, market or exchange. As such, our stock has the potential for very limited liquidity and marketability.

Pending litigation could have a material adverse effect and impact on our liquidity, financial condition and operating results, on the trading price of our securities and on our ability to access the capital markets.

The Company, members of our senior management, and members of our Board of Directors, specifically David Murphy and Peter Sarmanian, are named defendants in class actions alleging violations of certain disclosure provisions of the federal securities laws arising from the July 12, 2005 press release. Further, Geoffrey Ramsey (our former Chief Executive Officer), David Murphy, Peter Sarmanian, Gilbert Rossomando, C. Michael Horton, Nicholas M. Troiano, Patrick J. Healy, John D’Antona and Anne Ramsey are named defendants in derivative suits alleging breaches of fiduciary duty. We are generally obligated to indemnify our officers and directors and our former officers and directors who are named as defendants in some or all of the above matters to the extent required by Colorado law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability, in some or all of these matters. It is possible that we will incur losses and obligations in excess of any insurance coverage, in aggregate amounts that would have a material adverse effect on our financial position, results of operations or cash flows.

The ongoing SEC investigation could have a material adverse effect and impact on our liquidity, financial condition and operating results, on the trading price of our securities and on our ability to access the capital markets

On July 22, 2005, the SEC commenced a formal investigation of the Company, certain of its officers, directors and others in connection with the press release issued on July 12, 2005. We continue to cooperate fully with the SEC in this investigation. We are generally obligated to indemnify our officers and directors and our former officers and directors who are under investigation by the SEC to the extent required by Colorado law. In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover expenses and liability in this matter. It is possible that we will incur losses and obligations in excess of any insurance coverage, in aggregate amounts that would have a material adverse effect on our financial position, results of operations or cash flows.

We cannot provide assurance that the effects and results of this or other investigations will not be material and adverse to our business, financial condition, results of operations or cash flows.

Ongoing SEC inquiries may lead to further amendments to our public disclosures.

We have been subject to an open investigation by the SEC’s Division of Enforcement since July of 2005. The SEC’s Division of Enforcement has not completed its review. Final resolution of these matters is subject to a number of uncertainties. At this time, we are unable to estimate what, if any, amendments we may be asked to make to our previously filed periodic reports as a result of the SEC investigation.

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

We have been the subject of negative publicity focusing on the events surrounding the July 12, 2005 press release and the ongoing SEC investigation. In light of those circumstances, the Board of Directors has taken a variety of steps that, in its judgment, are needed to address corporate governance, disclosure, and other issues. However, additional negative publicity could have a material adverse effect on our results of operations and cash flows and the market price of our publicly traded securities.

Our senior management team is required to devote significant attention to matters arising from the current litigation, the open SEC investigation and the restructuring of management.

Due to the dismissal of Geoffrey Ramsey, our former Chief Executive Officer, we are currently restructuring our senior management team. We cannot provide assurance that the restructuring of our senior management team, and the distractions related to matters arising from the SEC investigation, the class and derivative actions, and the Ramsey demand for arbitration, will not adversely affect our results of operations.

Because our share price has been volatile we may be the target of additional securities litigation, which is costly and time-consuming to defend.

In the past, following periods of volatility in the market price of a company’s securities, shareholders have often instituted class action securities litigation against those companies. We can provide no assurance that our share price will remain stable on a going-forward basis. Such litigation, coupled with existing shareholder litigation, could result in substantial costs and a diversion of management attention and resources, which could significantly harm our profitability and reputation. These market fluctuations, as well as general economic, political and market conditions such as recessions, may adversely affect the market price of our common stock.

Any acquisitions that we undertake could be difficult to integrate and could disrupt our business, dilute shareholder value and adversely affect our operations.

A component of our strategy is to pursue acquisitions of other businesses. There can be no assurance, however, that we will be able to identify, negotiate and consummate acquisitions or that acquired businesses can be operated profitably or integrated successfully into our operations. In addition, acquisitions by us are subject to various risks generally associated with the acquisition of businesses, including the financial impact of expenses associated with the integration of acquired businesses. There can be no assurance that future acquisitions will not have an adverse impact on our business, financial condition or results of operations. If suitable opportunities arise, we anticipate financing future acquisitions through available cash, bank lines of credit or through additional debt or equity financing. There can be no assurance that such debt or equity financing will be available to us on acceptable terms when, and if, suitable strategic opportunities arise. If we were to consummate one or more significant acquisitions in which part or all of the consideration consisted of equity, our shareholders could suffer a significant dilution of their interests in the Company.

Government regulations could adversely affect our business.

Our business is subject to various governmental regulations incidental to our operations, such as environmental, employment, and safety regulations. In addition, we are subject to state health department regulations and periodic inspections. Food service operations at the various locations are subject to sanitation and safety standards, and state and local licensing of the sale of food products. Cost of compliance with these various regulations is not material. However, there can be no assurance that additional federal and state legislation or changes in the regulatory environment will not limit our activities in the future or increase the cost of regulatory compliance.

Effective control by current officers and directors and significant sales of shares by officers and directors could have a negative impact on share price.

As of November 1, 2006, our officers, directors and their affiliates beneficially own 19.89% of the total voting stock outstanding, including options and warrants for common stock such individuals may have the right to exercise. Our Articles of Incorporation do not authorize cumulative voting in the election of directors and, as a result, our officers and directors are in a position to have a significant impact on the outcome of substantially all matters on which shareholders are entitled to vote, including the election of directors. In addition, based on the large number of shares currently owned by management, any sales of significant amounts of shares by our officers and directors, or the prospect of such sales, could adversely affect the market price of our common stock. These individuals, if and when they sell their shares, are subject to the volume limitations imposed by Rule 144 with respect to sales by affiliates.

We do not plan to pay cash dividends to holders of Common Stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends to the holders of our common stock at any time. It is the present policy of the Board of Directors to retain all earnings to provide for the growth of the Company. Accordingly, investors in the Company’s securities must rely upon subsequent sales after price appreciation as the sole method to realize a gain on investment. There are no assurances that the price of common stock will ever appreciate in value. Investors seeking cash dividends should not buy the Company’s securities.

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

Risks Relating to our Food Services Division

The success of our food services division depends on the ability to retain and renew existing client contracts.

Our food services division’s success depends on the ability to retain and renew existing client contracts and to obtain and successfully negotiate new client contracts. Certain of Host Business Dining’s corporate dining contracts, representing approximately 15% of Host’s consolidated annual sales for the fiscal year ended June 30, 2006, are from two major customers. In addition, one of Lindley’s contracts accounted for approximately 10% of our total revenue. There can be no assurance that we will be able to retain and renew existing client contracts or obtain new contracts or that such contracts will be profitable. Our failure to retain and renew existing contracts or obtain new contracts could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to fluctuating food prices and the sporadic availability of certain food items which varies by location. Although our contracts with clients allow for certain adjustments due to rising prices over a specified period of time, we must take a reduced margin in some instances to insure the availability of certain required food groups and avoid customer dissatisfaction. Although most shortages last only a short period of time, a shortage in certain items may adversely affect the quality and variety of food offered at a given location. We try to anticipate shortages by centralized buying for our various locations; placing large orders with reliable suppliers; and following trends in product availability and price. However, we cannot provide assurance that such preventive measures will not affect the quality and variety of food we are able to offer to our clients.

Lindley’s fixed-price contracts subject us to market risks and uncertainties.

Approximately 95% of Lindley’s food service contracts are fixed-price contracts, meaning that the contract price is fixed for the term of the contract, generally ranging from one to five years depending on the customer. While the contracts usually provide for marginal cost of living increases and are cancelable by either party upon proper notice, any unforeseen rise in food prices or labor and related costs will reduce our profit margins and have an adverse effect on our results of operations. Prior to bidding on a fixed-price contract, we attempt to factor in variables including rising food costs and labor and related expenses over the term of the contract. However, it is difficult to predict what these costs will be, especially for contract terms that range from one to five years. Any shortfalls resulting from the risks associated with fixed-price contracts will reduce our working capital.

We depend upon our key personnel and may experience difficulty attracting and retaining key employees.

Our future success depends to a significant extent on the efforts and abilities of our corporate executive officers and the services of Lindley’s executive officers. Although we have employment agreements with these individuals, the loss of their services could have a material adverse effect on our business, financial condition and results of operations. We believe that our future success will also hinge upon our ability to attract, motivate and retain additional highly-skilled managerial personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting, assimilating and retaining the personnel we require to grow and operate profitability. We carry key man life insurance policy on our executives of which Host America is the beneficiary.

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

Risks Relating to our Energy Management Division

Our energy management division has a limited operating history upon which to evaluate its potential for future success.

To date, our energy management division has generated only limited revenues. Significant marketing investment will be required in order to establish a sufficient market for our energy management and conservation products and build revenues. The technology underlying these products may not become a preferred technology to address the energy management needs of our customers and potential customers. Failure to successfully develop and market products on a timely and cost-effective basis could have a material adverse effect on our ability to compete in the energy management market.

The likelihood of our energy management division’s success must be considered in light of the risks and uncertainties frequently encountered by early stage companies in an evolving market. If we are unsuccessful in addressing these risks and uncertainties, this portion of our business will be materially harmed.

Our energy management division has incurred significant operating losses since inception and may not achieve or sustain profitability in the future.

Our energy management division has incurred substantial net losses since the date it was acquired. We must overcome significant sales and marketing challenges. In addition, our energy management division may be required to reduce the prices of its products and services in order to increase sales. If we reduce prices, we may not be able to decrease costs sufficiently to achieve acceptable profit margins. As our energy management division strives to grow its business, we expect to spend significant funds for general corporate purposes, including working capital, marketing, recruiting and hiring additional personnel, and research and development of new products. To the extent that revenues do not increase as quickly as these costs and expenditures, our results of operations and liquidity could be materially adversely affected. If our energy management division experiences slower than anticipated revenue growth or if its operating expenses exceed its expectations, it may not achieve profitability. Even if it achieves profitability in the future, it may not be able to sustain it.

Our energy management division currently experiences volatility in its cash flows and is subject to an extended sales cycle in connection with the bidding process, purchasing of materials and the installation and testing of electrical and energy saving systems.

Our energy management division is currently obligated, pursuant to the majority of its installation and service contracts, to pay all the costs of materials, labor, travel and installation of its systems prior to being paid by its customers. In addition, many of its projects extend over a lengthy period of time from the initial invitation to bid, to final installation and testing. Although our energy management division hopes the change in its business focus to energy saving products and systems will shorten this cycle, there can be no assurance its cash flow will improve or that it can profitably market this concept. If this trend continues or worsens due to the inability to convince our customers to pay as the project progresses from its initial stages through completion, our energy management division’s cash flow and operating losses will continue to be significant.

We currently have limited trademark or patent protection with respect to the energy management products developed and being developed.

Our failure to protect our proprietary rights could have a material adverse effect on our business, financial condition and results of operation. We cannot assure that any patents, trademarks or copyrights or our other proprietary rights issued to, licensed or otherwise used by us, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to us. Furthermore, others may be able independently to develop substantially equivalent or superseding proprietary technology and an equivalent product or system may be marketed in competition with our products, thereby substantially reducing the value of any proprietary rights we may obtain in the future. We also may not be able to protect our proprietary technology from duplication. Additionally, the prevention of unauthorized use and disclosure of our intellectual property will likely become more difficult as our business grows. We could incur additional legal costs in defending any patent, trademark, copyright or other infringement claims or in asserting any patent rights, copyrights or other proprietary rights, including those granted by third parties, in a suit with another party.

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

Our energy management division faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury.

Our energy management division faces the risk that materials used in the manufacture of final products may be flawed or faulty, causing the product to fail or malfunction. Additionally, products may not be used in the manner provided for in the instructions or in the way contemplated by the manufacturer. In the event that insurance coverage or contractual indemnification is not adequate, product liability claims could have a material adverse effect on our energy management division. The successful assertion or settlement of any uninsured claim, a significant number of insured claims, or a claim exceeding our insurance coverage could have a material adverse effect on our business.

Our energy management division is highly dependent upon consumers’ perception of the safety and quality of its products as well as similar products distributed by other companies. Thus, the mere publication of reports asserting that such products may be harmful could have a material adverse effect on our operations, regardless of whether such reports are scientifically supported and regardless of whether the products are being used to their specifications. Our newly designed light controller is approved by Underwriter’s Laboratories.

Our energy management division does not have any long-term agreements with its customers and its future success is dependent on repeat business and obtaining new customers.

Our energy management division’s success depends on attracting and retaining customers. Although we have client purchase orders, we do not have long-term contracts and depend on fluctuating demand for its services. One major energy management customer accounted for approximately 11% of our revenue for the 2006 fiscal year. There can be no assurance that we will be able to retain existing customers or attract new customers. The failure to retain existing customers or attract new customers would likely have a material adverse effect on future profitability.

The energy management industry and products designed to maximize energy efficiency are subject to rapidly changing customer demands and preferences in light of rapid technological advances.

There can be no assurance that customers will continue to favor the products and services provided by our energy management division. A significant shift in customer preferences could have a material adverse effect on our business, financial condition and results of operations. In addition, products that gain wide acceptance with consumers may result in a greater number of competitors entering the market which could result in downward price pressure that could adversely impact our gross profit margins. In addition, new products would require employee retraining, which we must commit to long before the ultimate sale to our customers. There can be no assurance that sufficient consumer demand will still exist at the time the final product is available for sale or that gross profit margins will be maintained.

We believe our growth will be materially dependent upon our ability to provide new technologies, processes and products necessary to meet the needs of our customers and potential customers. The inability to anticipate and respond to these rapidly changing demands could have an adverse effect on our business.

The energy management industry is highly competitive.

Numerous companies, many of which have greater assets, personnel, distribution and other resources than us, compete with us in supplying newer and more technologically-advanced products and services. Our principal competition comes from similar companies that install products designed to maximize energy efficiency. With generally low barriers to entry, particularly in terms of employee training, additional competitors could enter the market. There can be no assurance that national or international companies will not seek to enter, or increase their presence in the industry. Several companies market and sell products that compete with us. Competition from any of these companies could have a material adverse effect on our operations.

There is limited reliable, comprehensive data available regarding the size of the energy management industry and the historic and future expected growth of such industry.

Industry data and projections are inherently uncertain and subject to change. There can be no assurance that the industry is as large as some publicly available reports indicate or that projected growth will occur or continue. In addition, underlying market conditions are subject to change based on economic conditions, consumer preferences and other factors that are beyond our control. There can be no assurance that an adverse change in the size or growth rate of the market will not have a material adverse effect on our energy management division.

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

One of the challenges we face in commercializing our energy management products is demonstrating the advantages of our products over more traditional products and competitive products. As our energy management division grows, we will need to further develop our marketing and sales force. If we are unable to expand our internal sales force, our ability to generate significant revenues could be harmed.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate offices are located at Two Broadway, Hamden, Connecticut 06518. Our telephone number is (203) 248-4100. Lindley’s corporate offices are located at 201 Wallace Street, New Haven, Connecticut 06511 and RS Services’ offices are located at 7806 N. Highway 81, Duncan, Oklahoma 73533.

We lease our corporate offices in Hamden under the terms of a month-to-month lease agreement, with a monthly payment of $3,770. We lease our Lindley executive office facility in New Haven, Connecticut pursuant to a five-year lease extension that commenced on April 1, 2005, with a current monthly payment of $3,000. We also lease approximately 3,000 square feet of office space for Lindley for $3,090 per month from Gilbert Rossomando and Mark Cerreta, the principal officers of Lindley. We lease RS Services’ offices in Duncan, Oklahoma from Ronald Sparks, the President of our RS Services subsidiary, pursuant to the terms of a five-year agreement with a monthly payment of $5,000. The Lindley and RS Services leases have been determined to be at market rates.

ITEM 3.  LEGAL PROCEEDINGS

Sherwin v. Host America Corp., Geoffrey Ramsey, et al., Case No. 04CC08892 (Superior Court, Riverside County, California)

Ralph Sherwin and Blaine Sherwin, former business associates and then employees of Host/GlobalNet, filed suit on August 25, 2004 against Host, its former subsidiary GlobalNet, Geoffrey Ramsey, and other individuals who have never been served with process. The first amended complaint claims that Host: (a) breached written employment agreements with the Sherwins when Host terminated their three-year agreements after approximately six months of employment; (b) breached a contract to purchase from the Sherwins their purported exclusive distribution rights to a product known as the “Fan Saver” in exchange for a large number of shares of our common stock; and (c) engaged in securities fraud, fraud and deceit, and interference with prospective economic advantage. Host filed a cross-complaint against the Sherwins for breach of the employment contracts and fraud.

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

Host will also proceed in another, related case in the District Court in Utah in which Host maintains our rights to the inventory under the Uniform Commercial Code. Host believes it acquired the rights to the above inventory by acquiring the rights to a loan between K.W.M. and a third-party lender in which the inventory was described as collateral. The owner’s right to collateral under the loan supersedes the rights of Coastline under the landlord’s lien. Host maintains that the U.C.C. filing made by the third-party lender was perfected before Coastline filed its lien.  The case was scheduled to be heard on May 16, 2006 and the appeal in the damages award case is to be filed on or before May 11, 2006. A motion for summary judgment in that case was heard on May 16, 2006, which resulted in a denial of Host’s claim, determining that the U.C.C. lien was not perfected. That case has not yet been made final.  A court mediator has been assisting with settlement of the case and provided for both parties to consider a settlement which is more than covered by Host’s supersedeas bond already fully funded by Host. However, there remains for decision a claim by Coastline that Host received a computer containing intellectual property software and that Host improperly acquired title to the software. Host denies that any transfer of title took place. That case is set for hearing on January 4, 2007.

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

CEO Termination

On December 12, 2005 Geoffrey Ramsey former President and Chief Executive Officer of the Company filed a Demand for Arbitration with the American Arbitration Association arising from the Company’s termination of his employment in November, 2005. Mr. Ramsey alleged that the Company terminated his employment without just cause in violation of his employment contract and in so doing violated the covenant of good faith and fair dealing. Additionally, Mr. Ramsey contends that under the terms of his employment contract he is entitled to severance equal to six months of his salary for each calendar year that he was employed by the Company. The arbitration has been scheduled for November 27th, 28th and 30th 2006. The Company intends to vigorously defend itself and believes that the Arbitrator will find that just cause existed for Mr. Ramsey’s termination.

Anne and Debra Ramsey Arbitration

On December 2, 2005, a Demand for Arbitration was filed by Anne Ramsey and Debra Ramsey alleging that their employment was terminated in breach of employment agreements that they purportedly entered into with us.  Anne Ramsey is the sister of Geoffrey Ramsey and was our former Human Resource Director and currently serves on the Board of Directors and is our corporate secretary. Debra Ramsey is the wife of Geoffrey Ramsey and was our former Administrative Assistant.  We terminated both individuals on November 23,

2005.  On or about March 20, 2006, we instituted an injunction proceeding in the New Haven Superior Court to permanently enjoin this arbitration on the basis that we never authorized the employment agreements relied upon by Anne and Debra and, as such, are void. The matter was tried the first three days in November and has been continued to November 15, 2006. Briefs are due on December 6th and a decision is expected shortly thereafter. Host believes that it will be successful in permanently barring Anne Ramsey and Debra Ramsey from arbitrating their claims.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Principal Market and Price Range of Common Stock

Our common stock is listed on the Pink Sheets under the symbol CAFÉ.PK and was previously quoted on the NASDAQ Small Cap Market System under the symbol “CAFE” prior to our delisting effective September 12, 2005. The following table sets forth the range of high and low closing sales prices for each period indicated.

	2006		2005
	High	Low	High	Low
First Quarter	$14.58	$0.83	$5.45	$4.01
Second Quarter	$1.70	$0.80	$5.05	$3.85
Third Quarter	$2.98	$1.40	$4.27	$3.48
Fourth Quarter	$2.10	$1.03	$4.66	$2.92

Our warrants are listed on the Pink Sheets under the symbol CAFÉW.PK and were previously quoted on the NASDAQ Small Cap Market System under the symbol “CAFEW” prior to our delisting effective September 12, 2005. The following table sets forth the range of high and low closing sales prices for each period indicated.

	2006		2005
	High	Low	High	Low
First Quarter	$9.70	$0.30	$0.95	$0.52
Second Quarter	$0.90	$0.28	$0.99	$0.33
Third Quarter	$1.01	$0.40	$0.54	$0.25
Fourth Quarter	$0.95	$0.05	$1.32	$0.39

We had approximately 2,250 shareholders of record as of November 1, 2006. On November 1, 2006, the closing price of our common stock was $1.35 as listed on the Pink Sheets.

Dividend Policy

We have not declared or paid any cash dividends on our common stock and presently intend to retain future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by shareholders and all equity compensation plans not previously approved by shareholders as of June 30, 2006.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	101,250(1) 276,600(2) 288,300(3) 493,828(4)	$3.14 $2.41 $6.04 $2.61	63,750 144,400 211,700 67,750
Equity compensation plans not approved by shareholders	12,000(5)	$5.00	0
Total	1,171,978(6)	$3.47	487,600

(1)	Issued under the Host America Corporation 1998 Stock Option Plan
(2)	Issued under the Host America Corporation 2000 Stock Option Plan
(3)	Issued under the Host America Corporation 2003 Stock Option Plan
(4)	Issued under the Host America Corporation 2005 Stock Option Plan
(5)	Issued to executive officers and directors in August 1997
(6)	Does not include 2,414,779 shares underlying outstanding warrants. The warrants were not issued pursuant to equity compensation plans.

Recent Sales of Unregistered Securities

During our fiscal year ended June 30, 2006, we issued the following securities in private transactions pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended:

Transaction Date	Amount of Securities Sold	Name of Underwriter or Placement Agent	Consideration Received	Persons or Class of Persons to Whom the Securities Were Sold	Exemptions from Registration Claimed
July 13, 2005	160,508	None	(1)	Laurus Master Fund, Ltd.	Section 4(2) of the Securities Act of 1933, as amended
July 13, 2005	756,192	None	(2)	Laurus Master Fund, Ltd.	Section 4(2) of the Securities Act of 1933, as amended
July 13, 2005	264,225	None	(3)	Laurus Master Fund, Ltd.	Section 4(2) of the Securities Act of 1933, as amended
July 14, 2005	321,960	None	(4)	Laurus Master Fund, Ltd.	Section 4(2) of the Securities Act of 1933, as amended
July 14, 2005	303,038	None	(5)	Laurus Master Fund, Ltd.	Section 4(2) of the Securities Act of 1933, as amended
July 14, 2005	76,597	None	(6)	H.C. Wainright & Co.	Section 4(2) of the Securities Act of 1933, as amended
January 11, 2006	20,000	None	(7)	Laurus Master Fund, Ltd.	Section 4(2) of the Securities Act of 1933, as amended
March 16, 2006	175,000	None	(8)	Sherwin & Associates	Rule 506 of Regulation D of the Securities Act of 1933, as amended
March 22, 2006	62,500	None	(9)	FoodBrokers, Inc.	Rule 506 of Regulation D of the securities Act of 1933, as amended

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

(7)
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

(8)	On March 16, 2006, we issued 175,000 shares common stock as partial settlement for a release of all claims against us associated with amended complaints from Ralph and Blaine Sherwin.
(9)	On March 22, 2006, we issued 62,500 shares common stock as partial consideration for the Asset Purchase Agreement dated October 29, 2004 between us and FoodBrokers, Inc.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes thereto in Item 8 of this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report.

SELECTED FINANCIAL INFORMATION
	Year ended June 30,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Net revenues	$36,995	$30,794	$24,935	$23,432	$24,370

Income (loss) from operations	(7,912)	(8,086)	(11,332)	(326)	380
Income (loss) from continuing operations before income taxes	(12,877)	(9,624)	(12,462)	(692)	106
Provision (benefit) for income taxes	60	39	55	29	(36)

Net income (loss)	(12,937)	(9,663)	(12,861)	(640)	70
Net income (loss) applicable to common Stockholders	(12,969)	(9,695)	(13,290)	(640)	70
Income (loss) from continuing operations per share	$(1.85)	$(2.22)	$(3.47)	$(0.33)	$0.04
Net income (loss) per share:
Basic and Diluted	$(1.85)	$(2.22)	$(3.56)	$(0.29)	$0.04

Weighted average common shares used in computing net income (loss) per share:
Basic and Diluted	7,025	4,375	3,726	2,178	1,644

	June 30,
	2006	2005	2004	2003	2002
Total assets	$9,785	$12,754	$15,691	$11,191	$11,575
Total long-term liabilities, less current portion	3,784	8,755	9,392	2,045	57

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with, and are qualified by reference to our consolidated financial statements and related notes thereto in Item 8 of this report. Certain statements set forth below under this caption constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform of 1995. Refer to the “Cautionary Statement about Forward Looking Statements” preceding Item 1 of this report. Also for a discussion of certain risk factors applicable to our business and operations, see “Risk Factors” in Item 1A of this report.

Executive Summary

We are an outsource provider of food service management and energy management conservation. Host Business Dining and Lindley Food Service comprise our food service division and RS Services comprises our energy management division.

In 2000, we started building organizations in both of our divisions that provided solutions to the needs of large businesses and institutions. The two operating divisions either have locations or clients in the following states: Connecticut, Indiana, Massachusetts, New Hampshire, New Jersey, New York, Oklahoma, Rhode Island and Texas.

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

Results of Operations

For the Year Ended June 30, 2006 (the “2006 period”) vs. the Year Ended June 30, 2005 (the “2005 period”)

The following is our net revenues for:

	Fiscal 2006	Fiscal 2005	$ Variance	% Variance

Corporate Dining	$12,112,975	$13,135,230	$(1,022,255)	-7.8%
Unitized Meals	15,228,113	14,458,945	769,168	5.3%
Energy Management	9,654,349	3,199,661	6,454,688	201.7%

Total Revenues	$36,995,437	$30,793,836	$6,201,601	20.1%

We have experienced an aggregate revenue increase of 20.1% as compared to the full year ended from the fiscal year prior. The improvement in revenues was largely attributable to the full year inclusion of RS Services revenue which resulted in an increase of $6,399,071 in fiscal 2006 versus the 2005 Period, which operations we acquired in February 2005. RS Services revenue is associated with contract construction, electrical switchgear and retrofit applications. RS Services has an established business in the electrical and energy management field on a national scale as well as having a UL approved panel shop for the assembly of products.

Our energy management products are currently in their developmental stages, and did not generate revenues during fiscal 2006. We expect to generate revenue from the sale of our energy management products in the first quarter of fiscal 2007. An increase in unitized meals as compared to the 2005 Period was largely attributable to additional revenues generated from the incremental 3% cost of living adjustment established in the prior quarters coupled with the full year inclusion of the accounts from the FoodBrokers acquisition which we acquired in the second quarter of fiscal 2005 being partially offset by the non-renewal of the senior feeding facility in Massachusetts. The majority of unitized meals work is done on a contract basis with terms ranging from one to five years. Due to the fact that most of unitized meals business is awarded as a result of a competitive bidding process, we cannot predict if unitized meals will be successful in securing new contracts or renewing existing ones; however, we feel in the near term that the prospect of increasing revenue for unitized meals is probable. Our corporate dining accounts continued a revenue shortfall associated with lower attendance in multi-tenant facilities and business closures where we provide dining services, being partially offset with additional business contracts with new as well as existing clients.

The following is our direct costs and margins for:

	Fiscal 2006	Fiscal 2005	$ Variance	% Variance
Cost of revenues from:
Corporate Dining	$10,944,181	$12,002,099	$(1,057,918)	(8.8%)
Unitized Meals	12,051,617	11,808,693	242,924	2.1%
Energy Management	8,987,025	3,417,278	(5,569,747)	n/a

Total costs of revenues	$31,982,823	$27,228,070	$4,754,753	17.5%

	Fiscal 2006	Fiscal 2005	Variance
Direct cost margins from:
Corporate Dining	9.6%	8.6%	1.0%
Unitized Meals	20.9%	18.3%	2.6%
Energy Management	6.9%	-6.8%	13.7%

Total direct cost margin	13.5%	11.6%	1.9%

The Company’s cost of revenues represent the direct cost of food and paper products and related labor costs to prepare and host food associated services, as well as business dining unit direct costs for the production and display for business dining, and the cost of contracted services, job materials and direct wages for electrical installations. Cost of revenues within our corporate dining accounts decreased as compared to the prior fiscal year primarily from the reduction in net revenue and the benefit of increased margins resulting from our efforts of re-negotiating selected account contracts and utilizing more effective measures designed to control existing costs. Unitized meals costs increased as a result of increased revenues and the addition of FoodBrokers accounts that produced more efficient margins. The FoodBrokers acquisition occurred in the second quarter of fiscal 2005. Our energy management costs throughout the fiscal 2006 period experienced an upswing from increased reliance on sub-contractor work during the third quarter and created downward pressure on the margins. During 2005, our energy management division experienced additional expansion costs and prior inventory corrections as incremental cost of revenue adjustments were experienced with the acquisition and merger of GlobalNet and RS Services.

The following is our other operating costs for:

	Fiscal 2006	Fiscal 2005	$ Variance

SG&A	$11,455,418	$7,366,603	$4,088,815
Depreciation and amortization	550,285	496,830	53,455
Research and development	919,406	93,087	826,319
Impairment charge	-	3,695,024	(3,695,024)

Total other operating costs	$12,925,109	$11,651,544	$1,273,565

Selling, general and administrative expenses consist primarily of management and clerical salaries, legal, accounting and other professional fees, liability insurance, facility rentals, repairs, maintenance, utilities, commissions, travel and various other costs. The large SG&A increase over the 2005 Period is primarily attributable to the inclusion of the estimated potential accrued costs to resolve the pending class action lawsuits and legal costs incurred in the 2006 Period of approximately $3,650,000, compared to approximately $275,000 in the 2005 Period, the full year inclusion of the acquired subsidiary RS Services of approximately $2,496,000 and the non-cash compensation for stock options of $493,884. Legal costs incurred during the 2006 Period resulted from the events surrounding the July 12, 2005 press release and the associated litigation and special investigations that ensued subsequent to the event. Depreciation and amortization increased by $53,455 in the 2006 Period, primarily resulting from the inclusion of additional fixed assets and the non-compete amortization from the RS Services acquisition. Impairment charges in the 2005 Period reflect the write down of Lindley goodwill from the FoodBrokers acquisition of $1,102,056 and the write-down of energy management goodwill of $2,592,968. The impairment resulted from the aggregate earnings based valuation analysis of forecasted discounted net cash flows that did not exceed the carrying value of the net assets. The balance of the increase in operating costs and expenses is the research and development costs of $826,319 relating to the development of our newly designed light controller. We anticipate our energy management product sales to commence in the first quarter fiscal 2007 period.

Other Costs:

The recognition of the Laurus warrant liability resulting from the application of EITF Issue No. 00-19, Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock, required us to record the effects of implementing the Black Scholes method of valuing the warrant liability on a mark-to-market basis. This accounting application of the warrant liability concluded in the third quarter, as a release and cancellation agreement was executed in January 2006. The full year non cash loss on the fair value of the warrant liability was $1,295,160 in the 2006 Period as compared to a non-cash gain of $1,082,757 in the 2005 Period.

In July 2005, Laurus exercised their right to convert their notes into 1,502,885 shares of our common stock at conversion prices of $3.50, $5.03 and $5.48 and exercised a total of 303,038 warrants at $5.98 per share. Liabilities of approximately $7.8 million net of debt discount, were converted into equity and Host received approximately $1.8 million from the exercise of the warrants. Primarily as a result, amortization of deferred financing costs increased by $500,227 for the 2006 Period when compared to the 2005 Period. Amortization of debt discount costs increased $888,252 for the 2006 Period when compared to the 2005 Period. Interest expense decreased $325,049 for the 2006 Period when compared to the 2005 Period primarily resulting from the Laurus conversion.

Net Loss:

Host incurred a net loss of $12,936,914 for the 2006 Period, as compared to a net loss of $9,663,155 for the 2005 Period. The large net loss in the 2006 Period was primarily a result of the non-cash charges incurred as a result of the conversion of the Laurus notes, the loss associated with the mark-to-market of the warrant liability, additional costs incurred for legal services and legal related accruals, non-cash compensation charges associated with a new accounting pronouncement and the full year inclusion of costs associated with our energy management division.

For the Year Ended June 30, 2005 (the “2005 Period”) vs. the Year Ended June 30, 2004 (the “2004 Period”)

Note: Our results for 2004 reflect the SelectForce subsidiary as discontinued operations. We sold all of our shares in SelectForce, a wholly-owned subsidiary, our employment screening segment. We decided to sell SelectForce in order to concentrate resources on our energy management division.

The following is our net revenues for:

	Fiscal 2005	Fiscal 2004	$ Variance	% Variance

Corporate Dining	$13,135,230	$12,820,482	$314,748	2.5%
Unitized Meals	14,458,945	12,057,002	2,401,943	19.9%
Energy Management	3,199,661	57,823	3,141,838	n/a

Total Revenues	$30,793,836	$24,935,307	$5,858,529	23.5%

Net revenues for the fiscal year ended June 30, 2005 were $30,793,836 as compared to $24,935,307 for the year ended June 30, 2004, an increase of $5,858,529 or approximately 23%. The increase in net revenues was primarily attributable to the inclusion of the recent RS Services energy management acquisition which contributed approximately $3.2 million. Our energy management division currently consists primarily of contract service work, contract construction, electrical switchgear and retrofit applications. Our newly designed test-market product consists of a computerized controller capable of reducing energy consumption on florescent lighting systems. The increase in energy efficiency can reduce repairs and maintenance expenses by prolonging the life of a customers’ equipment. We anticipate future growth with our energy management operations directly related to this technology. Unitized meals had a revenue increase of approximately $2.4 million primarily due to the acquisition of the assets of FoodBrokers. The majority of unitized meals work is done on a contract basis with terms ranging from one to five years; the summer food programs are as short as eight weeks. Most contracts are secured through a competitive bidding process, however, food quality, service and other factors may also enter into the decision making process.

The following is our direct costs and margins for:

	Fiscal 2005	Fiscal 2004	$ Variance	% Variance
Cost of revenues from:
Corporate Dining	$12,002,099	$11,653,076	$349,023	3.0%
Unitized Meals	11,808,693	9,496,064	2,312,629	24.4%
Energy Management	3,417,278	380,580	3,036,698	n/a

Total costs of revenues	$27,228,070	$21,529,720	$5,698,350	26.5%

	Fiscal 2005	Fiscal 2004	Variance
Direct cost margins from:
Corporate Dining	8.6%	9.1%	-0.5%
Unitized Meals	18.3%	21.2%	-2.9%
Energy Management	-6.8%	n/a	n/a

Total direct cost margin	11.6%	13.7%	-2.1%

Increases in operating costs during the 2005 Period are largely attributable to the cost of revenues associated with the increase in top line revenue growth and the inclusion of both acquisitions during the 2005 Period. Gross margins remained overall stable for corporate dining and operating costs in unitized meals increased with the introduction of the FoodBrokers acquisition from the second quarter fiscal 2005. The incremental cost of revenues of the FoodBrokers asset acquisition at Lindley was approximately $1.6 million. Additionally, we incurred an increase of labor costs associated with the cost of revenue of approximately $1.0 million. However, additional expansion costs as an accompanying cost of revenue was experienced with the introduction of RS Services.

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

The following are our other operating costs for:

	Fiscal 2005	Fiscal 2004	$ Variance

SG&A	$7,366,603	$4,561,643	$2,804,960
Depreciation and amortization	496,830	507,822	(10,992)
Research and development	93,087	101,880	(8,793)
Impairment charges	3,695,024	9,566,042	(5,871,018)

Total other operating costs	$11,651,544	$14,737,387	$(3,085,843)

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

Our research and development costs include the amount charged in fiscal 2005 for Pyramid Technologies of $50,000 to develop our newly designed technology with our light controller for our energy management operations.

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

Amortization of debt discount was $1,108,714 for the 2005 Period as compared to $169,661 for the 2004 Period. This increase is a result of the additional private placements of subordinated debt and Laurus debt incurred in 2005. Amortization of deferred financing costs was $593,787 for the 2005 Period as compared to $58,648 for the 2004 Period. This increase is a result of the financing costs associated with Laurus debt. Interest expense increased by $560,649 for the 2005 Period when compared to the 2004 Period. The increase in interest expense is a result of the inclusion of the Laurus debt for a full fiscal year.

Net Loss:

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

Liquidity and Capital Resources

The following are our contractual obligations as of June 30, 2006:

		Payments due by period:
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Contractual Obligations:
Long term debt obligations	$1,504,977	$449,029	$911,893	$144,055	-
Interest on long term obligations (1)	256,973	142,973	100,315	13,685	-
Unsecured debt obligations (2)	3,525,000	250,000	3,275,000	-	-
Interest on unsecured debt obligations	646,875	320,125	326,750	-	-
Operating lease obligations	1,767,005	696,558	868,457	201,990	-
Demand note obligations (3)	378,646	378,646	-	-	-
Interest on demand note obligations (4)	26,269	26,269	-	-	-
Employment contracts	2,566,747	818,419	1,748,328	-	-
Franchise agreement	242,800	40,400	100,400	102,000	-

(1)	Interest is estimated based on average rate charged at June 30, 2006 of approximately 9.5%
(2)	Before debt discount
(3)	Demand note is less than one year because the financial institution may demand payment at any time.
(4)	Interest is estimated based on rate charged at June 30, 2006 of 9.25% and assumes maturity in March 2007.

We have experienced recurring losses and cash outflows from operating activities, have been subject to an SEC investigation and have been named defendant in numerous litigations, including shareholder lawsuits. If an adverse ruling in any or all of these legal matters occurs, we may be forced to either restructure operations, sell assets, or take other necessary and appropriate matters that could potentially limit our ability to continue operations

In fiscal 2006, we were dependent on equity private placement financings to help fund operations, product development, working capital and acquisitions. We plan to improve profitability through the continued focus and promotion of our energy management segment. We also plan to continue our efforts to identify ways of reducing costs and to increase liquidity through additional equity or other financing. The continued funding and the operational initiatives are expected to further enhance our cash flow.

In fiscal 2006, our cash decreased by $397,081. This has been mainly attributable to net cash used in operating activities from continuing operations of $3,960,592 being funded by net cash provided by investing activities from continuing operations of $1,020,892 and financing activities from continuing operations of $2,542,619. We have experienced a significant increase in our operating accounts payable in 2006 as a result of unpaid outstanding legal invoices. Our net cash provided by financing activities were associated with proceeds from our private placements. Investing activities consisted of a release in Laurus Master Funds restricted cash account of $1,630,000 being partially offset by equipment purchases and the payment for the purchase of the UCC lien on the former technology.

In fiscal 2005, our cash decreased by $2,860,685. This has been mainly attributable to net cash used in operating activities from continuing operations of $4,653,950 and financing activities from continuing operations of $704,949 being offset by net cash provided by investing activities from continuing operations of $2,365,427. We have experienced a significant increase in our operating accounts receivable in 2005 as a result of outstanding billings at year end with our subsidiary RS Services. Our net cash used in financing activities were associated with principal payments of the Laurus debt partially offset by proceeds from debt and common stock offerings. Investing activities consisted of a decrease in Laurus Master Funds restricted cash account and proceeds from the sale of the discontinued segment SelectForce, being partially offset by equipment purchases and cash used for the purchase of FoodBrokers and RS Services.

We anticipate continued cash outflows in fiscal 2007 related to attorneys’ fees associated with the current SEC investigation and the lawsuits filed against us as well as potential settlements that could negatively impact our cash flow. As these actions are in preliminary stages, we cannot successfully measure the timing or the effect of the potential future cash outflow, nor are able to measure the extent of our insurance to adequately cover these potential outflows. See“Risks Related to Host-Generally.”

Additional cash outflows were experienced in research and development, as we further progressed into new technology and more efficient designs for our energy conservation systems. Our agreement with Pyramid Technologies to foster technology driven results and applications for our products will provide a basis of unique product lines that we can offer in the energy conservation arena. With the convergence of our new technology coupled with the planned marketing efforts in support of the launch of the newly designed light controller, and the execution of the business plan initiative, we believe that we can continue to grow and develop our energy management business and target new markets within the energy conservation industry.

Our liquidity as evidenced by our current ratio has decreased. The current ratio at June 30, 2006 and June 30, 2005 was 0.83 and 1.12, respectively. The increases in our accounts payable balances and accrued expenses primarily associated with legal costs and accrued anticipated costs to resolve outstanding litigation contributed to the decrease in our current ratio, as well as the inclusion of the demand note payable and related party private placement unsecured debt becoming due in the short term.

In July 2005, Laurus exercised its right to convert its notes into 1,502,885 shares of our common stock at conversion prices of $3.50, $5.03 and $5.48 and exercised a total of 303,038 warrants at $5.98 per share. Liabilities of approximately $7.8 million net of debt discount, were converted into equity and we received approximately $1.8 million from the exercise of the warrants. In addition, on July 13, 2005, H.C. Wainwright & Co., the placement agent that assisted us in the Laurus financing, and three of its principals exercised their warrants through a cashless exercise option. Accordingly, 76,597 shares were issued at a conversion price of $5.43.

On February 17, 2006, we closed a private placement of 440,000 shares of common stock and 132,000 common stock purchase warrants to a limited number of accredited investors. The securities were sold at a price of $1.25 per share for aggregate proceeds of approximately $550,000. The warrants are exercisable for an indefinite period from closing at an exercise price of $1.75 per share.

On May 10, 2006, we closed a private placement of 100,000 shares of common stock and 30,000 common stock purchase warrants to a limited number of accredited investors.  The securities were sold at a price of $1.25 per share for aggregate proceeds of $125,000.  The warrants are exercisable for an indefinite period from closing at an exercise price of $1.75 per share.

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

On October 11, 2006, we closed a private placement of 660,000 shares of common stock and 198,000 common stock purchase warrants to a limited number of accredited investors.  The securities were sold at a price of $1.00 per share for aggregate proceeds of $660,000.  The warrants are exercisable for a five year period from closing at an exercise price of $1.75 per share. The offer and sale was made by the Company’s officers and directors and commissions were paid to a Broker totaling 5% of the proceeds in connection with the transaction.

On October 12th through the 19th, 2006, we closed a private placement of an aggregate 60,000 shares of common stock and 18,000 common stock purchase warrants to a limited number of accredited investors.  The securities were sold at a price of $1.00 per share for aggregate proceeds of $60,000.  The warrants are exercisable for a five year period from closing at an exercise price of $1.75 per share. The offer and sale was made by the Company’s officers and directors and no commissions were paid in connection with the transaction.

We incurred net losses of $12,936,914, $9,663,155 and $12,860,893 for the years ended June 30, 2006, 2005 and 2004, respectively, and had an accumulated deficit of $41,679,375 as of June 30, 2006. The 2006 loss included charges of $4,185,392 related to the liquidation of the Laurus debt. The 2005 and 2004 losses included a full impairment of significantly all intangibles of $3,695,024 and $9,566,042 respectively. We had $3,960,592, $4,653,950 and $2,120,152 of cash that was used in operating activities during 2006, 2005 and 2004, respectively.

In addition, we are currently involved in significant litigation that can have an adverse effect on our operations. We have been subject to an SEC investigation and have been named defendant in numerous litigations, including shareholder lawsuits. If an adverse ruling with any or all of these legal matters occurs, we may be forced to either make material payments, restructure operations, sell off a significant portion of our assets or take other necessary and appropriate matters to ensure our ability to continue operations.

As discussed above, we have also suffered recurring losses from continuing operations, have negative cash flows from operations, have a stockholders’ deficiency at June 30, 2006 and are currently involved in significant litigations that can have an adverse effect on our operations. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

We plan to improve cash flow through continued focus, deployment and promotion of its energy management segment and the underlying technology associated with our newly designed light controller. We also plan to continue our efforts to identify ways of reducing operating costs and to increase liquidity through additional equity financing. Moreover, we have entered into agreements with institutional investment firms that could provide additional equity financing. The completion of the equity funding and the operational initiatives are expected to improve our cash flow and to help foster the implementation of our current initiatives and business plan.

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

Warrant, Conversion and Registration Rights Features

In connection with the Laurus transaction in June 2004, we issued convertible notes and warrants that would require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. We account for the fair value of these outstanding warrants to purchase common stock and conversion feature of the convertible notes in accordance with SFAS No. 133, Accounting For Derivative Instruments And Hedging Activities, EITF Issue No. 00-19, Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock, and EITF Issue No. 05-04, The Effect of a Liquidated Damages Clause on a Freestanding Instrument Subject to EITF Issue No. 00-19, which requires the Company to separately account for the warrants and the registration rights agreement as an embedded derivative contained in the Company’s convertible notes. Pursuant to these rulings, the Company allocated the fair value of the warrants from the convertible notes, and registration rights agreement and the convertible note is considered together as one unit under view a of EITF 05-04. The conventional convertible note was not subject to EITF 00-19. In addition, since the effective registration of the securities underlying the warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the warrants as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these warrants on its balance sheet at fair value and unrealized changes in the values of these warrants are reflected in the consolidated statement of operation as “Gain (loss) on change in fair value of warrants.” This non-cash charge totaled $1,295,160 in fiscal 2006, and a non-cash credit of $1,082,757 in fiscal 2005.

Acquisition Accounting/Impairment of Long-Lived Assets and Goodwill

The acquisitions of RS Services and FoodBrokers was accounted for under the purchase method of accounting for business combinations. Under the purchase method of accounting, the cost, including transaction costs, is allocated to the underlying net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of net assets acquired was recorded as goodwill for RS Services.

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

The value of our intangible assets, including goodwill, with the exception of the covenant not to compete, was fully impaired as of fiscal 2005 as we experienced declines in operating results. We have reviewed goodwill and other intangible assets for impairment using the guidance of applicable accounting literature. We utilized the services of an independent valuation firm to estimate the fair value relating to these acquisitions in connection with testing the related goodwill and other long-lived assets for impairment.

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

Valuation of Deferred Tax Assets

We have established a full valuation allowance of $7,512,098 in fiscal 2006 and an allowance of $4,173,431 in 2005. SFAS 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for income taxes, the objectives of which are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in a company’s financial statements or tax returns. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will not be able to realize our deferred tax asset in the future. When a determination is made that all, or a portion, of the deferred tax assets may not be realized, an increase in income tax expense would be recorded in that period.

Allowance for Doubtful Accounts

Our accounts receivable balance, net of allowance for doubtful accounts, was $5,376,032 as of June 30, 2006, compared with $5,190,539 as of June 30, 2005. The allowance for doubtful accounts as of June 30, 2006 was $214,533, compared with $52,495 as of June 30, 2005. The increases in the accounts receivable and allowance balances resulted from the write off of specific RS Services accounts. The allowance is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. If a major customer’s credit worthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our revenue.

Stock Options

Estimates are required for stock based compensation. The fair value of options and warrants issued by the Company and pro-forma disclosures, in 2004 have been determined using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0% for 2006, 2005, and 2004; expected volatility of between 68% and 72% for 2006, 72% for 2005 and 77% for 2004; average risk-free interest rate of between 3.83% and 4.18% for 2006, 4.2% for 2005 and 4.4% for 2004; and expected option holding period of 10 years for 2006, 2005 and 2004.

Options granted to non employees are accounted for under the guidelines of EITF Issue No 96-18, Accounting for Equity Instruments that are Issued To Other Than Employees for Acquiring, or in Conjunction with

Selling, Goods or Services. The accounting for non-employee options are recorded at fair value under the Black-Scholes method with the same assumptions as described above.

Inventory

Inventory - Inventory consists primarily of food, paper products and electrical components and is carried at the lower of cost or market on a first-in, first-out basis. Management writes down inventory for estimated obsolescence, slow moving or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.g

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks related to our operations result primarily from interest rate exposure and stock price fluctuation. Our interest rate exposure relates primarily to debt obligations angd our demand note payable. A significant portion of our interest expense is based upon interest from subordinated debt. Host’s stock price fluctuation exposure is evidenced by the effects of the classification of the warrant liability derivative being subject to the guidance from EITF Issue No. 00-19, Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock. As fair value accounting is implemented, utilizing the variable of CAFÉ.PK stock, the quarterly mark to market of the warrant liability derivative was subject to fluctuations in the Company’s stock price. As of January 2006, this risk was mitigated from the Release and Cancellation Agreement executed by Laurus Master Funds, L.P.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are set forth immediately following Item 15 of this report. Our index to the consolidated statements is set forth below.

Page
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets, June 30, 2006 and 2005	F-2

Consolidated Statements of Operations, Years ended June 30, 2006, 2005 and 2004	F-3

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency), Years ended June 30, 2006, 2005 and 2004	F-4 - F-5

Consolidated Statements of Cash Flows, Years ended June 30, 2006, 2005 and 2004	F-6 - F-7

Notes to Consolidated Financial Statements	F-8 - F-55

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

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

In the course of the monthly and quarterly financial closing processes, our daily interactions with our control environment, our on-going efforts to redesign and implement an enhanced control environment, management identified a lack of effectiveness regarding various elements of our disclosure policies and our independent auditors identified material weaknesses with internal controls over financial reporting as of June 30, 2006 that are described in detail below. The Public Company Accounting Oversight Board’s (“PCAOB”) Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the material weaknesses set forth below, our acting Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports the we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and regulations.

Disclosure Control Ineffectiveness

Based on these evaluations, we discovered a lack of effectiveness in our disclosure controls and procedures that occurred during the full year ended June 30, 2006. These included, but are not limited to: (i) a lack of effectiveness in accumulating and communicating information concerning transactions, litigation and other matters forming the basis of press releases and disclosure in our periodic reports with the SEC; and (ii) instances where certain corporate documents were not filed on Form 8-K or otherwise properly prepared and disclosed in appropriate periodic reports filed with the SEC.

With regard to disclosure controls, we have implemented the following actions:

•	established a Disclosure Committee and implemented internal policies and procedures to review the accuracy of all information released to the public and disclosed in our SEC filings;
•	enforced and ratified our trading policy applicable to officers, directors, employees, consultants and family members;

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

Financial Reporting Internal Control Weaknesses

Through management’s continuing review of our financial closing processes, its daily interactions with our control environment, its on-going efforts to redesign and implement an enhanced control environment, management has identified material weaknesses in our internal control over financial reporting. These material weaknesses, are discussed below. As of June 30, 2006, we had not identified any additional material weaknesses other than those specified below. Management’s efforts to redesign our control environment and remediate the material weaknesses in our internal control over financial reporting continued throughout fiscal 2006 and continue into fiscal 2007. Because management was unable to complete the remediation of these material weaknesses in our internal control over financial reporting prior to June 30, 2006, management has concluded that our internal control over financial reporting was not effective as of June 30, 2006.

A material weakness is a significant deficiency or a combination of significant deficiencies that results in there being more than a remote likelihood that a material misstatement in financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. Management has identified the following material weaknesses in its internal control over financial reporting as of June 30, 2006:

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

In order to remediate these issues, we hired a full time business manager at our new subsidiary and a more seasoned financial executive in our corporate offices in fiscal 2006. This will help the company strengthen our internal controls at all levels of the business.

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

(b) Changes in internal control over financial reporting

Except as otherwise noted above, there has been no change in our internal control over financial reporting during the full year ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the current directors and executive officers of the Company:

Name	Age	Position	Director Since	Term to Expire

David J. Murphy	49	Acting President, Acting Chief Executive Officer, Chief Financial Officer, Executive Vice President and a Director	1986	2007
Gilbert Rossomando	48	President of Lindley and a Director	2000	2008
Mark Cerreta	47	Executive Vice President of Lindley	(1)	(1)
Ronald R. Sparks	44	President of RS Services	(1)	(1)
Anne L. Ramsey	59	Director(2)	1986	2006
John D’Antona	63	Director	1998	2008
Patrick J. Healy	62	Director	1998	2008
Peter Sarmanian	36	Director	2003	2007
C. Michael Horton	64	Director	2004	2008
Nicholas M. Troiano	49	Director	2004	2006
_____________________
(1)	Mr. Cerreta and Mr. Sparks are not directors of the Company.
(2)	On November 23, 2005 Anne Ramsey’s employment with the Company was terminated.

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

Mark Cerreta is a co-founder of Lindley Food Services, and, since July 2000, has served as the Executive Vice President in charge of Lindley’s operations. From July 1995 to July 2000, Mr. Cerreta served as an officer and director of Lindley. Mr. Cerreta is currently responsible for customer relations, purchasing and commodity processing for donated foods and he negotiates bid pricing with manufacturers. He has a Bachelors Degree in Business Administration and Food Service Management from the University of New Haven.

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

Family Relationships

Geoffrey Ramsey, our former President, Chief Executive Officer and a director, and Anne Ramsey, a current director and former employee, are brother and sister. Other than this relationship, there are no family relationships between any directors and executive officers of the Company. Both Geoff Ramsey and Anne Ramsey were terminated from the Company in November 2005.

Involvement in Certain Legal Proceedings

As disclosed elsewhere in this report, certain executive officers and members of our Board of Directors are named parties in several class action and derivative lawsuits arising from the events surrounding the July 12, 2005 press release. For a more detailed description of these legal proceedings, see Legal Proceedings in Item 3 of this report.

Committees of the Board of Directors

Our Board of Directors held eight meetings during fiscal 2006 and took various other corporate actions pursuant to unanimous written consents. We have established audit, compensation, executive and public disclosure committees. Certain information about these committees is provided below. All directors attended 100% of the board meetings and assigned committee meetings during fiscal 2006.

Audit Committee

The audit committee is presently composed of three independent directors: Patrick Healy, Peter Sarmanian, and Nicholas Troiano. The Chairman of the Audit Committee is Patrick Healy. The audit committee assists the board in fulfilling its responsibilities with respect to matters involving the accounting, financial reporting and internal control functions of the Company and our subsidiaries. This includes assisting the board in overseeing (i) the integrity of our financial statements; (ii) our compliance with legal and regulatory requirements; (iii) the Independent Registered Public Accounting Firms’ qualifications and independence; and (iv) the performance of our Independent Registered Public Accounting Firm. The committee retains our Independent Registered Public Accounting Firm, subject to shareholder ratification, and consults with and reviews the reports of our Independent Registered Public Accounting firm and those of our internal financial staff. The Board of Directors has determined that each member of the audit committee is financially literate and has designated Patrick Healy as the audit committee financial expert. The audit committee held six meetings during fiscal 2006.

Compensation Committee

The compensation committee is presently composed of C. Michael Horton, John D’Antona, Patrick Healy and Nicholas Troiano. The Chairman of the Compensation Committee is John D’Antona. The compensation committee assists the board in establishing compensation for key employees and administers employee benefit plans. There was one meeting held during fiscal 2006.

Executive Committee

The executive committee, formed on October 5, 2005, is composed of Nicholas Troiano, Patrick Healy, David Murphy and John D’Antona, and has the authority to act on behalf of the Board of Directors during periods between meetings of the board, subject to specific statutory prohibitions mandating actions that must be taken by the full Board of Directors. The Chairman of the Executive Committee is Patrick Healy. There were five meetings held during fiscal 2006.

Public Disclosure Committee

The public disclosure committee, formed on October 5, 2005, is composed of Nicholas Troiano and Michael C. Malota, our Director of Special Operations. This committee is assisted by David Murphy, our Acting CEO and President and Chief Financial Officer, as well as our outside legal counsel. The Chairman of the Public Disclosure Committee is Nicholas Troiano. The committee reviews public disclosures to be made by the Company and evaluates the accuracy and completeness of such disclosures. The committee further ensures the timely dissemination of information to the public in accordance with the securities laws and other applicable regulatory requirements. As per its Charter, the Public Disclosure Committee does not hold regular meetings, but is in continual communication as necessary.

Compliance with Section 16(a) of the Exchange Act

Under the federal securities laws, our officers, directors and 10% shareholders are required to report to the SEC their beneficial ownership of securities and any changes in that ownership. Specific dates for such reporting have been established by the SEC and we are required to report in this annual report any failure to file by the established dates during fiscal year 2006. Based upon a review of our records during the fiscal year ended June 30, 2006, our officers, directors and 10% shareholders satisfied all applicable filing requirements under Section 16(a) of the Exchange Act. In making this statement, we have relied on the written representations of our directors and officers and copies of the reports that have been filed with the SEC.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics to provide guidance on maintaining our commitment to being honest and ethical in our business endeavors. The Code of Ethics applies to our directors, executive officers and employees and covers a wide range of business practices, procedures and basic principles regarding corporate and personal conduct. Our Code of Ethics was previously filed with the SEC and is incorporated by reference as an exhibit to this report. In addition, we undertake to provide without charge, upon request, a copy of our Code of Ethics. Requests should be submitted in writing to: Host America Corporation, Two Broadway, Hamden, Connecticut 06518.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our Compensation Committee determines the objectives of our company’s compensation program for executives. The policies and procedures of the Compensation Committee are:

a.	to determine and approve the compensation of the Company's Chief Executive Officer (the "CEO");

b.
make recommendations to the Board with respect to executive compensation for non-CEO executive officers, incentive compensation for executives and equity-based plans that are subject to Board approval;

c.
assist the Board in its oversight of the development, implementation and effectiveness of the Company's policies and strategies relating to its human capital management function, including but not limited to those policies and strategies regarding recruiting, retention, career development and progression, management succession (other than that within the purview of the Corporate Governance and Nominating Committee), diversity and employment practices; and

d.	prepare any report on executive compensation required by the rules and regulations of the Securities and Exchange Commission (the "SEC").

Overview of Compensation Programs

Our compensation programs are designed to remunerate our highly-productive and process-orientated executives. Elements of compensation for our executives include: annual salary, stock option awards, health, disability and life insurance, expense allowances and minor perquisites such as auto and communications allowances. The Company chooses to pay each element of compensation in order to incentivize executives for annual performance. The Company has not utilized incentives related to financial performance in past compensation decisions nor during the current restructuring of executive management, as the Company has been subject to various fluctuations of net loss, including substantial non-cash charges and less predictable charges associated with litigation, including class action suits and the SEC investigation. It is imperative for the Company to compensate the current management for their continued assistance during this time in the Company’s history.

The Company uses the following factors to determine the amount of salary and other benefits to pay each executive:

•	the financial stability of the company;
•	the potential future value of what the executive can provide; and
•	the value that the executive has previously provided the Company.

These elements and the Company’s decisions regarding such elements fit into the Company’s overall compensation objectives by helping to secure the future potential of our operations, facilitating the entry and enhancement of new and existing markets, providing proper compliance and regulatory guidance, and helping to create a cohesive team effort.

Our compensation program is designed to create a balanced reward, utilizing both a market-driven approach with external compensation benchmarks balanced with the current cash considerations of the Company. The Compensation Committee is provided resources and references that include up-to-date compensation tables and charts, as well as industry benchmarks to determine market ranges. It is important to establish a competitive working environment that includes compensation at a reasonable level.

Role of Management in Awarding Executive Compensation

Our Acting Chief Executive Officer currently initializes the compensation discussions with the Compensation Committee, providing requests and seeking approval from the Committee and/or the Board of Directors before finalizing any new employment contracts, or changes to existing contracts. Benchmarks, which include industry standards for similar size organizations serving similar markets, are taken into consideration in determining executive pay, as well as comparable positions, the level of inherent risk associated with the position, and the executive’s ability to endure and succeed in navigating through the recent litigation and similar events.

Base Compensation

Below is a summary of each executive’s compensation during fiscal 2006:

David J. Murphy

Mr. Murphy’s employment agreement as Executive Vice President and Chief Financial Officer provides for annual salary increases to be approved by the Compensation Committee and/or the Board of Directors. Mr. Murphy received a 12% salary increase effective July 1, 2005. The Compensation Committee decided to provide Mr. Murphy a 12% salary increase due to the additional responsibilities involved with integrating RS Services and aligning Mr. Murphy’s compensation more towards internal and external standards. Mr. Murphy has not received any additional increases since accepting the role as Acting Chief Executive Officer in August 30, 2005.

Gilbert Rossomando

Mr. Rossomando’s employment agreement as President of Lindley states that the executive receives an annual 5% increase throughout the term of the agreement, currently through August 2008. Mr. Rossomando received his stated increase on August 5, 2005.

Mark Cerreta

Mr. Cerreta’s employment agreement as Executive Vice President of Lindley states that the executive receives an annual 5% increase throughout the term of the agreement, currently through August 2008. Mr. Cerreta received his stated increase on August 5, 2005.

Ronald R. Sparks

Mr. Sparks’ employment agreement as President of RS Services calls for annual salary increases commencing on January 1, 2005. Mr. Sparks received a 23% increase due to his increased responsibilities resulting from the energy management division’s newly designed light controller and his increased responsibilities with the inclusion of the TEGG franchise.

Equity Compensation

Stock options as equity incentives are granted and administered according to the relevant stock option plan. Previously, option grants were approved by the Board of Directors on an at least annual basis, typically at our fiscal year end. The Company has not approved option grants to key employees since July 2005. All subsequent option or other equity grants will be timed to correspond to the trading dates as mandated in the Company’s Internal Trading policy. Pricing of stock options are measured by the closing price on the grant date which is the date as referenced by Board of Directors’ approval of the underlying options. It is the position of the Committee to align the motivations of key employees with the interests of existing shareholders for mutual benefit. The 2005 Stock Option Plan grants are intended to be incentive stock options, within the meaning of section 422(b) of the Internal Revenue Code.

Summary Compensation Table

The following information is furnished for the years ended June 30, 2006, June 30, 2005 and June 30, 2004, for our Acting President and Chief Executive Officer, Chief Financial Officer, and the three other executive officers whose salary and bonus exceeded $100,000 during 2006 (collectively, the “Named Executive Officers”). Mr. Geoffrey Ramsey, whose employment was terminated in November of 2005, but who served as Chief Executive Officer in 2004 and 2005, is also included as reference.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total
David J. Murphy,[1] Acting CEO and President and CFO	2006 2005 2004	$189,532 $168,842 $156,000	-0- -0- -0-	-0- -0- -0-	$143,500 -0- $365,000	$23,424	$356,456
Gilbert Rossomando,[2] President of Lindley	2006 2005 2004	$171,764 $164,337 $156,000	-0- -0- -0-	-0- -0- -0-	$21,525 -0- $131,400	$22,193	$215,482
Mark Cerreta,[3] Exec. Vice President of Lindley	2006 2005 2004	$171,764 $164,337 $156,000	-0- -0- -0-	-0- -0- -0-	$21,525 -0- $131,400	$21,958	$215,247
Ronald R. Sparks,[4] President of RS Services	2006 2005 2004	$153,359 $125,000 -0-	-0- -0- -0-	-0- -0- -0-	-0- $72,720 -0-	$22,281	$175,640
FORMER EXECUTIVE OFFICERS
Geoffrey W. Ramsey,[5] President and CEO	2006 2005 2004	$ 98,287 $175,096 $162,000	-0- -0- -0-	-0- -0- -0-	$143,500 -0- $365,000	$13,715	$255,502

(1)
During fiscal year 2006, Mr. Murphy received perquisites that individually do not total $10,000, but are included in “all other compensation” along with health, life and disability insurance of $15,615.

(2)
During fiscal year 2006, Mr. Rossomando received perquisites that individually do not total $10,000, but are included in “all other compensation” along with health, life and disability insurance of $14,820.

(3)
During fiscal year 2006, Mr. Cerreta received perquisites that individually do not total $10,000, but are included in “all other compensation” along with health, life and disability insurance of $14,421.

(4)	During fiscal year 2006, Mr. Sparks received a car allowance of $10,200 and health and life insurance of $12,081.

(5)
Mr. Geoffrey Ramsey served as our President, Chief Executive Officer and a director from March 1986 through August 30, 2005, when he resigned from the Board of Directors and was placed on paid administrative leave by the Board of Directors. On November 28, 2005, Mr. Ramsey’s employment with us was terminated. Mr. David Murphy, our Executive Vice President and Chief Financial Officer, has been appointed by the Board of Directors as Acting President and Chief Executive Officer. Amounts listed for 2006 reflect Mr. Ramsey’s compensation through November 28, 2005. During fiscal year 2006, Mr. Murphy received perquisites that individually do not total $10,000, but are included in “all other compensation”

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
David J. Murphy	7/7/05	-0-	-0-	-0-	-0-	-0-	-0-	-0-	50,000	$2.87
Gilbert Rossomando	7/7/05	-0-	-0-	-0-	-0-	-0-	-0-	-0-	7,500	$2.87
Mark Cerreta	7/7/05	-0-	-0-	-0-	-0-	-0-	-0-	-0-	7,500	$2.87
Ronald R. Sparks	7/7/05	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	N/A
FORMER EXECUTIVE OFFICERS
Geoffrey Ramsey	7/7/05	-0-	-0-	-0-	-0-	-0-	-0-	-0-	50,000	$2.87

Narrative Disclosures to Summary Compensation and Plan-Based Awards Tables

The following sets out the material terms of employment agreements for the Named Executive Officers:

Ramsey and Murphy Agreements

We have an employment agreement with David Murphy for a term extending through 2009. Mr. Murphy’s agreement provides for an initial salary of $168,000 and for stock options, not specified in amount but on a basis consistent with those offered to other officers. As of June 30, 2006, the annual salary of Mr. Murphy was $190,000, as adjusted by the Compensation Committee. In addition, the employment agreement provides that if the executive were to terminate employment for good reason or if we terminated his employment for any reason except good cause (as defined), we would pay severance benefits constituting his salary and fringe benefits throughout the term of the agreement or for two years, whichever is greater. If such termination occurred after a change of control, we would pay a special severance benefit equal to six months salary, plus fringe benefits, for every calendar year of his employment with the Company. In the event that the executive’s employment terminated because of his disability, we would pay a severance benefit of one year’s salary plus benefits. The employment agreement provides that any disputes will be settled by binding arbitration rather than court action.

We previously had an employment agreement with Geoffrey Ramsey, providing for an initial salary of $174,225 and for stock options, not specified in amount but on a basis consistent with those offered to other officers. As disclosed elsewhere in this report, on August 30, 2005, Mr. Ramsey was placed on unpaid administrative leave by the Board of Directors. On November 28, 2005, Mr. Ramsey’s employment and employment agreement with the Company was terminated. Pursuant to the agreement, Mr. Ramsey has certain rights to arbitration following his termination, and he has submitted a demand for arbitration seeking damages of $2.5 million.

Rossomando and Cerreta Agreements

We have employment agreements with Gilbert Rossomando and Mark Cerreta for terms extending through August 1, 2008. Messrs. Rossomando and Cerreta each receive a base salary of $172,555 and benefits, including a car allowance and health and disability insurance. The agreements provide that the base salaries of Messrs. Rossomando and Cerreta will be increased annually by 5%, subject to approval by our Board of Directors.

Sparks Agreement

We have a three-year employment agreement with Ronald Sparks, which commenced on February 1, 2005. Mr. Sparks receives a base salary of $163,240 a year and benefits, including a car allowance and health, life and disability insurance. He is also eligible to receive incentive bonuses based upon the performance of the RS Services operations.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)
David Murphy	30,000 25,000 20,000 50,000 50,000 50,000 50,000	-0-	-0-	$2.25 $4.00 $2.6875 $2.45 $2.00 $7.30 $2.87	08/17/09 05/17/10 12/04/10 02/12/12 03/26/13 03/31/14 07/07/15
Gilbert Rossomando	12,000 18,000 5,500[1] 18,000 7,500	-0-	-0-	$2.6875 $2.45 $2.00 $7.30 $2.87	12/04/10 02/12/12 03/26/13 03/13/14 07/07/15
Mark Cerreta	12,000 18,000 5,500[2] 18,000 7,500	-0-	-0-	$2.6875 $2.45 $2.00 $7.30 $2.87	12/04/10 02/12/12 03/26/13 03/13/14 07/07/15
Ronald R. Sparks	18,000	-0-	-0-	$4.04	03/16/15
FORMER EXECUTIVE OFFICERS
Geoffrey Ramsey	-0-	30,000 25,000 20,000 50,000 50,000 50,000 50,000	-0-		See Footnote 3 See Footnote 3 See Footnote 3 See Footnote 3 See Footnote 3 See Footnote 3 See Footnote 4

(1)	18,000 options granted; 12,500 exercised; 5,500 exercisable
(2)	18,000 options granted; 12,500 exercised; 5,500 exercisable
(3)	Options are no longer exercisable; options expired 90 days (or 3 months) after termination of employment.
(4)	Options are no longer exercisable; options expired 30 days after termination of employment.

OPTION EXERCISES AND STOCK VESTED

None of our Named Executive Officers or former executive officers exercised any stock options or similar awards or had any stock or similar award vest during the fiscal year 2006.

PENSION BENEFITS

None of our Named Executive Officers or former executive officers are covered by a pension plan or other similar benefit plan that provides for payments or other benefits.

NONQUALIFIED DEFERRED COMPENSATION

None of our Named Executive Officers or former executive officers are covered by a defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Termination and Change in Control Provisions

Our Company has entered into employment agreements with each of the Named Executive Officers. Specific provisions regarding payments on termination are provided below. Dollar amounts are estimates based on salary as of June 30, 2006 and benefits paid to the Named Executive Officer in fiscal year 2006.

David J. Murphy:

Voluntary Termination by the Executive or Termination On Account of Death:

Mr. Murphy is entitled to the following benefits upon voluntary termination or termination upon death:
•	salary accrued through the date of termination not to exceed $190,000;
•	accrued but previously unpaid bonuses; and
•	benefits accrued by or reimbursable to Mr. Murphy through the date of termination, not to exceed $23,424.

Termination by the Company without Cause or by the Executive for Good Reason:

If Mr. Murphy is terminated by the Company without cause or if Mr. Murphy voluntarily terminates his employment for good reason, he is entitled to the following benefits: salary throughout the term of the employment agreement or for two years, whichever is greater, with total salary paid not to exceed $570,000; and fringe benefits throughout the term of the agreement or for two years, whichever is greater, with total benefits not to exceed $70,272. Mr. Murphy may elect to receive payment to which he is entitled in either a single lump sum within thirty days after the termination date, or paid out in monthly, quarterly, annual or other periodic payments.

Termination by the Company Because Of Disability:

Mr. Murphy is entitled to a severance benefit of one year’s salary, not to exceed $190,000, and benefits, not to exceed $23,424, if he is terminated from the Company be reason of disability.

Termination Following a Change in Control:

If Mr. Murphy is terminated following a change in control of the Company, he is entitled to a special severance benefit equal to six months salary, plus fringe benefits, for every calendar year of his employment with the Company. Salary shall not exceed $1,900,000 and benefits shall not exceed $234,240. Mr. Murphy may elect to receive payment to which he is entitled in either a single lump sum within thirty days after the termination date, or paid out in monthly, quarterly, annual or other periodic payments.

Gilbert Rossomando:

Termination upon Death

Upon death, Mr. Rossomando’s estate is entitled to his base salary, not to exceed $172,554, and his benefits through date of termination, not to exceed $22,193.

Termination upon Disability

Upon disability, Mr. Rossomando is entitled to his base salary for the remainder of the calendar month during which termination is effective and for the lesser of three consecutive months thereafter or the period until disability insurance benefits commence, which amount shall not exceed $172,554.

Termination by Company for Cause

If Mr. Rossomando is termination by the Company for cause, he is entitled to his base salary to the date of termination, amount not to exceed $172,554.

Non-Solicitation and Non-Compete

Mr. Rossomando is subject to a non-solicitation and non-compete clause after termination. Within four years from the effective date of the employment agreement or one year from termination of employment, Mr. Rossomando agrees that he will not compete within a 150 mile radius of the Lindley facility, solicit Company employees or consultants who have provided services to the Company, utilize confidential, proprietary or trade secret information to solicit suppliers or customers of the Company, or induce them not to continue in their relationship with the Company.

Mark Cerreta

Termination upon Death

Upon death, Mr. Cerreta’s estate is entitled to his base salary, not to exceed $172,554, and his benefits through date of termination, not to exceed $21,958.

Termination upon Disability

Upon disability, Mr. Cerreta is entitled to his base salary for the remainder of the calendar month during which termination is effective and for the lesser of three consecutive months thereafter or the period until disability insurance benefits commence, which amount shall not exceed $172,554.

Termination by Company for Cause

If Mr. Cerreta is termination by the Company for cause, he is entitled to his base salary to the date of termination, amount not to exceed $172,554.

Non-Solicitation and Non-Compete

Mr. Cerreta is subject to a non-solicitation and non-compete clause after termination. Within four years from the effective date of the employment agreement or one year from termination of employment, Mr. Cerreta agrees that he will not compete within a 150 mile radius of the Lindley facility, solicit Company employees or consultants who have provided services to the Company, utilize confidential, proprietary or trade secret information to solicit suppliers or customers of the Company, or induce them not to continue in their relationship with the Company.

Ronald J. Sparks

Voluntary Termination, Death or Certain Other Terminations

Upon voluntary termination, death or other certain terminations, Mr. Sparks is entitled to the following benefits:
•	all salary accrued through the termination date, not to exceed $163,240;
•	any accrued but previously unpaid bonuses; and
•	all other benefits accrued by or reimbursable through the termination date, not to exceed $22,281.

Termination by the Company without Cause or By the Executive for Good Reason:

If Mr. Sparks is terminated by the Company without cause or if Mr. Sparks voluntarily terminates his employment for good reason, he is entitled to the following benefits: salary that would have been paid through the expiration date of the agreement, not to exceed $326,480, and all other benefits accrued by or reimbursable through the termination date, not to exceed $44,562.

Termination by Company Because Of Disability

Upon disability, Mr. Sparks is entitled to all salary for one year following the termination date, not to exceed $163,240, and all other benefits accrued by or reimbursable through the termination date, not to exceed $22,281. The Company shall make all payments of salary on a weekly basis.

Confidentiality

During the term of the agreement and for three years after termination of the agreement, Mr. Sparks agrees to keep secret all confidential information of the Company.

Non-Solicitation and Non-Compete

During the term of the agreement and for three years after termination of the agreement, Mr. Sparks agrees that he will not compete with the Company in the continental United States and shall not solicit customers, suppliers or employees of the Company.

Geoffrey Ramsey

As previously disclosed, Mr. Ramsey, former President and Chief Executive Officer of the Company, was terminated in November of 2005. On December 12, 2005, Mr. Ramsey filed a Demand for Arbitration alleging that the Company terminated his employment without just cause in violation of his employment contract. Mr. Ramsey contends that under the terms of his employment contract, he is entitled to severance equal to six months of his salary for each calendar year that he was employed by the Company. The arbitration has been scheduled for November 27th, 28th and 30th, 2006. The following is a summary of the key attributes of Mr. Ramsey’s employment agreement that was in effect prior to his termination.

Termination by Company without Cause or by the Executive for Good Reason

If Mr. Ramsey is terminated by the Company without cause or if Mr. Ramsey voluntarily terminates his employment for good reason, he is entitled to the following benefits: salary and fringe benefits throughout the term of the agreement or for two years, whichever is greater. As previously disclosed, Mr. Ramsey’s employment was terminated in November 2005.

Termination by Company because of Disability:

Upon disability, Mr. Ramsey is entitled to a severance benefit of one year’s salary plus benefits. As previously disclosed, Mr. Ramsey’s employment was terminated in November 2005.

Termination Following a Change in Control

If Mr. Ramsey is terminated due to a change in control, he is entitled to a special severance benefit equal to six months salary, plus fringe benefits, for every calendar year of his employment with the Company. As previously disclosed, Mr. Ramsey’s employment was terminated in November 2005.

Compensation of Directors

Our directors receive $500 for each meeting attended in person, $250 for participation in each telephonic meeting of the Board of Directors, and $250 for participation, in person or by telephone conference, in each committee meeting. In addition, directors are reimbursed for out-of-pocket expenses for attending meetings of the Board of Directors or committees.

The Compensation Committee of the Board of Directors has awarded options to directors annually each fiscal year, with such awards based on the responsibility level of the director. The purpose of awarding stock options as compensation to the directors is to provide supplemental compensation in additional to the cash component and to continue to align directors’ interests with shareholders. The Compensation Committee has not awarded stock options to directors since July 2005.

On July 7, 2005, our Board of Directors granted options to purchase our common stock to our directors in recognition for their service during the fiscal year 2005. The options were granted from the 2005 Stock Option Plan, have an exercise price of $2.87 and are exercisable for a period of 10 years. The following option awards were granted:

•	Geoffrey Ramsey received an option to purchase 50,000 shares;
•	David Murphy received an option to purchase 50,000 shares;
•	Anne Ramsey received an option to purchase 12,500 shares;
•	Gilbert Rossomando received an option to purchase 7,500 shares;
•	Patrick Healy received an option to purchase 25,000 shares;
•	John D’Antona received an option to purchase 12,750 shares;
•	Peter Sarmanian received an option to purchase 12,750;
•	C. Michael Horton received an option to purchase 12,750 shares, and
•	Nicholas Troiano received an option to purchase 12,750 shares.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Total ($)
David J. Murphy[1]	-0-	-0-	$143,500	$143,500
Gilbert Rossomando[2]	-0-	-0-	$21,525	$21,525
Anne L. Ramsey	$500	-0-	$36,593	$37,093
John D’Antona	$10,250	-0-	$36,593	$46,843
Patrick J. Healy	$7,500	-0-	$71,750	$79,250
Peter Sarmanian	$6,500	-0-	$36,593	$43,093
C. Michael Horton	$4,250	-0-	$36,593	$40,843
Nicholas M. Troiano	$28,750	-0-	$36,593	$65,343
FORMER DIRECTORS
Geoffrey Ramsey[3]	-0-	-0-	$143,500	$143,500

(1)	Mr. Murphy’s compensation outlined in this table is also included in the total compensation column of the Summary Compensation table.
(2)	Mr. Rossomando’s compensation outlined in this table is also included in the total compensation column of the Summary Compensation table.
(3)	Mr. Ramsey’s compensation outlined in this table is also included in the total compensation column of the Summary Compensation table.

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

The maximum number of shares of common stock with respect to which awards may be presently granted pursuant to the 2005 Plan is 500,000 shares. Shares issuable under the 2005 Plan may be either treasury shares or authorized but unissued shares. The number of shares available for issuance will be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or other changes in the capitalization of the Company.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Ownership of Certain Beneficial Owners

There are no beneficial owners of 5% or more as of November 1, 2006.

Security Ownership of Management

The following table sets forth certain information as of November 1, 2006, regarding the common stock beneficially owned by each director, each executive officer and all directors and executive officers as a group. Beneficial ownership is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options or warrants held by that person that are currently exercisable or that are or may become exercisable within 60 days of November 1, 2006 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and under applicable community property laws, each shareholder named in the table has sole voting and dispositive power with respect to the shares set forth opposite the shareholder's name.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common Stock Outstanding

David J. Murphy c/o Host America Corporation Two Broadway Hamden, CT 06518	529,180	(1)	5.81%
Anne L. Ramsey c/o Host America Corporation Two Broadway Hamden, CT 06518	73,577	(2)	*
Gilbert Rossomando c/o Host America Corporation Two Broadway Hamden, CT 06518	102,395	(3)	1.15%
Mark Cerreta c/o Host America Corporation Two Broadway Hamden, CT 06518	114,895	(4)	1.29%
Ronald R. Sparks c/o Host America Corporation Two Broadway Hamden, CT 06518	510,277	(5)	5.78%
John D’Antona c/o Host America Corporation Two Broadway Hamden, CT 06518	64,674	(6)	*

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common Stock Outstanding

Patrick J. Healy c/o Host America Corporation Two Broadway Hamden, CT 06518	150,197	(7)	1.68%
C. Michael Horton c/o Host America Corporation Two Broadway Hamden, CT 06518	159,208	(8)	1.79%
Peter Sarmanian c/o Host America Corporation Two Broadway Hamden, CT 06518	46,000	(9)	*
Nicholas M. Troiano c/o Host America Corporation Two Broadway Hamden, CT 06518	27,050	(10)	*

All Directors and Executive Officers as a Group (11 persons)	1,777,453		19.89%
Former Executive Officers
Geoffrey Ramsey	*		*

*	Less than 1%.
(1)	Mr. Murphy is the beneficial owner of 242,100 shares of common stock, options to purchase 280,000 shares of common stock and warrants to purchase 7,080 shares of common stock.
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

Lockhart Note Payable

In connection with our acquisition of GlobalNet in December 2003, we assumed approximately $800,000 in notes payable owed to Roger Lockhart, at that time a significant shareholder of the Company. The notes bear interest at a rate of 15% per year and mature in 2006. As of June 30, 2006, the remaining principal and interest due to Mr. Lockhart is $21,001.

Power Reduction Services, LLC Agreement

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

Pyramid Technologies Industrial, LLC Agreement

On June 23, 2005, we entered into an agreement with Pyramid Technologies Industrial, LLC pursuant to which Pyramid will design new technology and file for a patent, of the newly designed light controller and other energy management products on our behalf. Following the new design, Pyramid will be responsible for manufacturing and assembly and RS Services will be responsible for assembling any special units from modules supplied by Pyramid. In addition, we granted options to purchase 175,000 shares of common stock to Pyramid as specified in the agreement. In fiscal 2006, we paid to Pyramid $480,000 in accordance with this agreement.

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

Under the terms of the sale agreement, we paid Mr. Sack the principle and interest amount of $771,230, $400,000 of which was paid in cash at the closing and the remainder of which was paid by a promissory note in the principal amount of $371,230. The note currently bears interest at a rate of 8.5%, which interest rate is subject to increases in an amount equal to the amount which the Prime Rate, as reported in the Money Rate Section of the Wall Street Journal, exceeds 8.5%. The note is repayable in equal monthly installments of principal of $15,467 and each such payment is to be accompanied by a payment of interest in arrears at the prevailing rate thereon. The note is due and payable in full on December 15, 2007.

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

On May 30, 2006, a Federal District Court in Utah, by judgment, determined that a third party, Coastline Financial, was in fact superior to the rights purchased by Host from Mr. Sack. Host has argued that the existence of this prior claim violates representations and warranties made by Mr. Sack in the documentation by which Host had bought its position. As a result of these violations, Host ceased payments in June 2006 under this note and advised Mr. Sack that it reserves its rights to demand recovery of amounts paid to Mr. Sack.

Mr. Sack is the stepfather of Peter Sarmanian, our current director. Mr. Sarmanian did not participate in any discussion or deliberations regarding the sale agreement nor did he participate in the vote by our board approving the sale agreement.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to Host for professional services by Mahoney Cohen & Company, CPA, P.C., J.H. Cohn LLP and Carlin, Charron & Rosen, LLP for the fiscal years 2006 and 2005, respectively:

	Fiscal 2006	Fiscal 2005
Audit Fees	$223,391	$329,583
Audit-Related fees	19,800	24,135
Tax Fees	12,202	46,260
All Other Fees	-	-
Total Fees	$255,393	$399,978

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of Host’s consolidated financial statements in fiscal years 2006 and 2005, for the reviews of the financial statements included in Host’s quarterly reports on Form 10-Q in fiscal 2006 and 2005, and for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years. As reported on Form 8-K dated June 29, 2006, we engaged Mahoney Cohen & Company, CPA, P.C., as our independent registered public accounting firm on June 29, 2006.  Additionally, on May 2, 2006, as reported on Form 8K dated May 2, 2006, J.H. Cohn, LLP resigned as our independent public accounting firm. As a result, fees reflected in the table are those fees billed by J.H. Cohn and by Carlin, Charron & Rosen for the services listed.  Mahoney Cohen & Company, CPA, P.C. provided services to us, in our 2007 fiscal year, for the restatement of our 2004 fiscal year end audit as well as the completion of our 2005 fiscal year end audit. J.H. Cohn provided services to Host for the 2004 fiscal year end audit and 2005 audit and quarterly reviews. There were no fees billed by Mahoney Cohen & Company, CPA, P.C. in the fiscal year 2006 or 2005. Fees billed by J.H. Cohn LLP in fiscal 2006 and 2005 related to audit fees were $223,391 and $323,783, respectively. Fees billed by Carlin, Charron & Rosen for the fiscal 2005 audit fees were $5,800.

Audit-Related Fees. This category includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by the independent auditors that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under “Audit Fees,” and generally consist of fees for due diligence in connection with acquisitions, accounting consultation and audits of employee benefit plans. Fees billed by J.H. Cohn LLP for fiscal 2006 and 2005 audit related fees were $1,550 and $8,835 respectively. Fees billed by Carlin, Charron & Rosen in fiscal 2006 and 2005 audit related fees were $18,250 and $15,300, respectively.

Tax Fees. This category includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice. Fees billed by J.H. Cohn LLP in fiscal 2006 and 2005 tax fees were $12,202 and $40,460 respectively. Fees billed by Carlin, Charron & Rosen in fiscal 2005 for tax fees were $5,800.

All Other Fees. This category includes the aggregate fees billed in each of the last two fiscal years for products and services provided by the independent auditors that are not reported above under “Audit Fees,” “Audit-Related Fees,” or “Tax Fees.”

In accordance with the pre-approval policies and procedures established by the audit committee, the committee pre-approved approximately 87% of the audit related fees, tax fees and other fees during the fiscal year ended 2006, and approximately 80% of such fees during the fiscal year ended 2005.

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

(2)	Intentionally left blank
(3)	The documents identified are incorporated by reference from the Company’s January 4, 1999 Form S-8.
(4)	The documents identified are incorporated by reference from the Company’s July 31, 2000 Form 8-K.
(5)	The documents identified are incorporated by reference from the Company’s Form 10-KSB dated June 25, 1999.

(6)	The documents identified are incorporated by reference from the Company’s Form 10-KSB dated June 30, 2000.
(7)	The documents identified are incorporated by reference from the Company’s March 16, 2001 Form 8-K.
(8)	The documents identified are incorporated by reference from the Company’s August 30, 2001 Form 8-K.
(9)	The documents identified are incorporated by reference from the Company’s June 29, 2001 Form 10-KSB.
(10)	The documents identified are incorporated by reference from the Company’s March 28, 2002 Form 8-K.
(11)	The document identified is incorporate by reference from the Company’s September 28, 2001 Form 10-QSB.
(12)	Intentionally left blank
(13)	The documents identified are incorporated by reference from the Company’s March 29, 2002 Form 10-QSB.
(14)	The document identified is incorporate by reference from the Company’s September 30, 2002 Form 10-QSB.
(15)	The document identified is incorporate by reference from the Company’s March 31, 2003 Form 10-QSB.
(16)	Intentionally left blank
(17)	The document identified is incorporated by reference from the Company’s August 6, 2003 Form 8-K.
(18)	The document identified is incorporated by reference from the Company’s September 24, 2003 Form 8-K.
(19)	The documents identified are incorporated by reference from the Company’s September 30, 2003 Form 10-QSB.
(20)	The document identified is incorporated by reference from the Company’s December 2, 2003 Form 8-K.
(21)	Intentionally left blank
(22)	The documents identified are incorporated by reference from the Company’s December 31, 2003 Form 10-QSB.
(23)	The documents identified are incorporated by reference from the Company’s March 19, 2004 Form 8-K.
(24)	The documents identified are incorporated by reference from the Company’s March 31, 2004 Form 10-QSB.
(25)	Intentionally left blank
(26)	Intentionally left blank
(27)	The document identified is incorporated by reference from the Company’s June 28, 2004 Form 8-K.
(28)	The document identified is incorporate by reference from the Company’s June 30, 2004 Form 10-KSB.
(29)	The document identified is incorporated by reference from the Company’s September 29, 2004 Form 8-K.
(30)	The document identified is incorporated by reference from the Company’s October 29, 2004 Form 8-K.
(31)	The documents identified are incorporated by reference from the Company’s September 30, 2004 Form 10-QSB.
(32)	The document identified is incorporated by reference from the Company’s February 15, 2005 Form 8-K.
(33)	The document identified is incorporated by reference from the Company’s March 31, 2005 Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOST AMERICA CORPORATION

November 21, 2006	By: /s/ DAVID J. MURPHY
David J. Murphy
Acting President, Acting Chief Executive Officer, Executive Vice President, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DAVID J. MURPHY	Acting President, Acting Chief Executive	November 21, 2006
David J. Murphy	Officer, Executive Vice President, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

/s/ ANNE L. RAMSEY	Director	November 21, 2006
Anne L. Ramsey

/s/ PATRICK J. HEALY	Director	November 21, 2006
Patrick J. Healy

/s/ JOHN D’ANTONA	Director	November 21, 2006
John D’Antona

/s/ GILBERT ROSSOMANDO	Director	November 21, 2006
Gilbert Rossomando

/s/ PETER SARMANIAN	Director	November 21, 2006
Peter Sarmanian

/s/ C. MICHAEL HORTON	Director	November 21, 2006
C. Michael Horton

/s/ NICHOLAS M. TROIANO	Director	November 21, 2006
Nicholas M. Troiano

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets, June 30, 2006 and 2005	F-2

Consolidated Statements of Operations, Years ended June 30, 2006, 2005 and 2004	F-3

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency), Years ended June 30, 2006, 2005 and 2004	F-4 - F-5

Consolidated Statements of Cash Flows, Years ended June 30, 2006, 2005 and 2004	F-6 - F-7

Notes to Consolidated Financial Statements	F-8 - F-55

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Host America Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Host America Corporation and Subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for each of the three years in the period ended June 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Host America Corporation and Subsidiaries as of June 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from continuing operations, has negative cash flows from operations, has a stockholders’ deficiency at June 30, 2006 and is currently involved in significant litigations that can have an adverse effect on the Company’s operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Mahoney Cohen & Company, CPA, P.C.
New York, New York
November 7, 2006

HOST AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND 2005

ASSETS
	2006	2005
CURRENT ASSETS
Cash and cash equivalents	$618,146	$1,015,227
Cash - restricted	-	1,630,000
Accounts receivable, net of allowance for doubtful accounts of $214,533 and $52,495 at June 30, 2006 and 2005, respectively	5,376,032	5,190,539
Inventories	1,000,825	875,159
Prepaid expenses and other current assets	653,044	178,706
Total current assets	7,648,047	8,889,631

EQUIPMENT AND IMPROVEMENTS, net	1,351,780	1,789,801

OTHER ASSETS
Other	364,391	514,891
Deferred financing costs, net	203,487	1,297,551
Intangible assets, net	217,500	262,500
	785,378	2,074,942
Total Assets	$9,785,205	$12,754,374

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Demand note payable	$378,646	$-
Current portion of long-term debt	449,029	2,077,296
Current portion of unsecured debt	250,000	-
Accounts payable	5,004,316	3,655,068
Accrued expenses	3,182,912	2,236,763
Total current liabilities	9,264,903	7,969,127

LONG-TERM LIABILITIES
Long-term debt, less current portion	1,055,948	5,131,579
Unsecured debt, less current portion (Subordinated at June 30, 2005)	2,728,136	2,702,668
Warrant liability	-	921,382
	3,784,084	8,755,629
Total liabilities	13,048,987	16,724,756

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.001 par value, 2,000,000 shares authorized	-	-
Preferred stock, Series B, $.001 par value, 266,667 shares issued and outstanding	267	267
Common stock, $.001 par value, 80,000,000 shares authorized; 7,626,514 and 4,926,494 issued and outstanding at June 30, 2006 and 2005, respectively	7,627	4,926
Additional paid-in capital	38,407,699	24,734,882
Accumulated deficit	(41,679,375)	(28,710,457)
Total stockholders' deficiency	(3,263,782)	(3,970,382)
Total Liabilities and Stockholders’ Equity (Deficiency)	$9,785,205	$12,754,374
See accompanying notes to the consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2006, 2005 AND 2004

	2006	2005	2004
NET REVENUES	$36,995,437	$30,793,836	$24,935,307

OPERATING COSTS AND EXPENSES
Cost of revenues	31,982,823	27,228,070	21,529,720
Selling, general and administrative expenses	11,455,418	7,366,603	4,561,643
Depreciation and amortization	550,285	496,830	507,822
Research and development costs	919,406	93,087	101,880
Goodwill impairment charges	-	3,695,024	8,658,719
Intangible impairment charges	-	-	907,323
	44,907,932	38,879,614	36,267,107

Loss from operations	(7,912,495)	(8,085,778)	(11,331,800)

OTHER INCOME (EXPENSE)
Fair value gain (loss) on warrant	(1,295,160)	1,082,757	(552,103)
Other income	33,199	17,813	26,327
Amortization and write off of deferred financing costs	(1,094,064)	(593,787)	(58,648)
Amortization and write off of debt discount	(1,996,966)	(1,108,714)	(169,661)
Interest expense	(611,428)	(936,476)	(375,827)
	(4,964,419)	(1,538,377)	(1,129,912)

Loss from continuing operations before provision for income taxes	(12,876,914)	(9,624,155)	(12,461,712)
Provision for income taxes	(60,000)	(39,000)	(55,000)
Loss from continuing operations	(12,936,914)	(9,663,155)	(12,516,712)

Income from discontinued operations	-	172,063	(147,374)
Impairment charge of discontinued operations	-	-	(491,555)
Loss on sale of discontinued operations	-	(172,063)	-
Loss from discontinued operations	-	-	(344,181)
Net loss	(12,936,914)	(9,663,155)	(12,860,893)

Preferred stock dividends, including charges for beneficial conversion in 2004	(32,004)	(32,000)	(428,800)

Net loss applicable to common stockholders	$(12,968,918)	$(9,695,155)	$(13,289,693)

Loss per share - basic and diluted:
Loss from continuing operations	$(1.85)	$(2.22)	$(3.47)
Loss from discontinued operations	-	-	(0.09)
Net loss per share	$(1.85)	$(2.22)	$(3.56)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	7,024,536	4,374,918	3,725,721

See accompanying notes to the consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE YEARS ENDED JUNE 30, 2006, 2005 AND 2004

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, June 30, 2003	700,000	$700	2,183,344	$2,183	$11,339,406	$(5,725,609)	$(29,099)	$5,587,581

Conversion of convertible series “A” preferred stock to common stock	(700,000)	(700)	700,000	700				-
Issuance of convertible preferred stock series “B”, net of issuance costs	266,667	267			386,674			386,941

Beneficial conversion charge on convertible series "B" preferred stock					400,000	(400,000)		-
Beneficial conversion charge on Laurus note					1,154,072			1,154,072

Convertible preferred stock series “B” dividend declared						(28,800)		(28,800)
Value assigned to warrants in connection with private placement of subordinated debt					932,730			932,730
Value assigned to warrants in connection with Laurus Fund financing					600,000			600,000
Issuance of common stock:
For employee benefit plan			5,157	5	11,391			11,396
In connection with vendor non-cash compensation			5,000	5	25,695			25,700
Upon exercise of options and warrants			123,990	125	347,061			347,186
In connection with private placement offering, net of issuance costs			500,000	500	2,214,717			2,215,217
Pursuant to GlobalNet acquisition			550,000	550	3,205,950			3,206,500
Pursuant to acquisition of patent			50,000	50	347,450			347,500
Cancellation of escrow shares			(60,500)	(61)	(41,143)			(41,204)
Net loss						(12,860,893)		(12,860,893)
Unrealized gain on interest rate swap							29,099	29,099
Comprehensive loss								(12,831,794)

HOST AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (continued)
FOR THE YEARS ENDED JUNE 30, 2006, 2005 AND 2004

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficiency)

Balance, June 30, 2004	266,667	$267	4,056,991	$4,057	$20,924,003	$(19,015,302)	$1,913,025
Issuance of common stock:
In connection with the conversion of Laurus debt and interest payable			169,531	170	605,056		605,226
Upon exercise private placement warrants			169,420	169	338,671		338,840
In connection with private placement offerings			82,525	82	249,583		249,665
Upon exercise of options			16,250	16	34,890		34,906
Pursuant to RS Services acquisition			431,777	432	2,022,874		2,023,306
Beneficial conversion in connection with Laurus Fund financing					113,386		113,386
Beneficial conversion in connection with private placement offering					28,744		28,744
Value assigned to warrants in connection with Laurus Fund financing					77,000		77,000
Options issued for services rendered					340,675		340,675

Convertible preferred stock series “B” dividend declared						(32,000)	(32,000)
Net loss						(9,663,155)	(9,663,155)

Balance, June 30, 2005	266,667	267	4,926,494	4,926	24,734,882	(28,710,457)	(3,970,382)

Issuance of common stock:
In connection with the conversion of Laurus debt and interest payable			1,502,885	1,503	7,576,215		7,577,718
Upon exercise private placement warrants			76,597	77	(77)		-
In connection with private placement offerings			540,000	540	674,460		675,000
Laurus exercise of warrants			303,038	303	1,811,864		1,812,167
Laurus release and cancellation agreement			20,000	20	29,580		29,600
Pursuant to 2004 asset purchase agreement - FoodBrokers			62,500	63	240,375		240,438
Pursuant to legal claims			175,000	175	341,075		341,250
Upon exercise of options			20,000	20	46,793		46,813
Beneficial conversion in connection with Laurus Fund financing					138,583		138,583
Reclassification of warrant liability					2,216,542		2,216,542
Options issued for services rendered					103,523		103,523
Expense of Stock Options as compensation					493,884		493,884
Convertible preferred stock series “B” dividend declared						(32,004)	(32,004)
Net loss						(12,936,914)	(12,936,914)

Balance, June 30, 2006	266,667	$267	7,626,514	$7,627	$38,407,699	$(41,679,375)	$(3,263,782)

See accompanying notes to the consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2006, 2005 AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,936,914)	$(9,663,155)	$(12,860,893)
Income (loss) from discontinued operations	-	172,063	(344,181)
Income (loss) on sale of discontinued operations		(172,063)	-
Loss from continuing operations	(12,936,914)	(9,663,155)	(12,516,712)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	751,131	578,886	507,822
Impairment charge	-	3,695,024	9,566,042
Bad debt expense & write-off of note receivable - related party	175,348	221,945	133,744
Write off of UCC lien on technology	771,230	-	-
Revaluation of warrant liability	1,295,160	(1,082,757)	552,103
Amortization and write off of debt discount	1,996,966	1,108,714	169,661
Non-cash compensation	133,123	417,675	37,096
Amortization and write off of deferred financing costs	1,094,064	593,787	58,648
Non-cash interest expense	13,640	-	-
Beneficial conversion charge to interest expense	138,583	113,386	-
Stock compensation costs	493,884	-	-
Loss on disposal of property and equipment	43,445	23,766	3,199
Inventory obsolescence	-	123,844	358,080
Deferred tax expense	-	-	30,000
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(360,842)	(2,296,006)	(108,973)
Increase in inventories	(125,666)	(47,669)	(400,328)
(Increase) decrease in prepaid expenses and other current assets	(474,338)	(52,607)	196,229
Decrease (increase) in other assets	150,500	(311,224)	(133,906)
Increase in accounts payable	1,349,248	858,758	705,541
Increase (decrease) in accrued expenses	1,530,846	1,063,683	(1,278,398)
Net cash used in operating activities of continuing operations	(3,960,592)	(4,653,950)	(2,120,152)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	-	-	15,145
Proceeds from sale of discontinued operations, net	-	878,522	-
Purchases of equipment and improvements	(209,108)	(277,385)	(273,137)
Payment for purchase of UCC lien on technology	(400,000)	-	-
Payment for purchase of GlobalNet, net of cash received	-	-	(162,088)
Payment for purchase of RS Services, net of cash received	-	(278,654)	-
Payment for purchase of Foodbrokers, net of cash received	-	(327,056)	-
Purchase of patents	-	-	(64,298)
Issuance of note receivable - related party	-	-	(125,000)
(Increase) decrease in restricted cash	1,630,000	2,370,000	(4,000,000)
Net cash provided by (used in) investing activities of continuing operations	1,020,892	2,365,427	(4,609,378)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt and warrants	-	-	8,000,000
Proceeds from issuance of common stock, net	2,533,980	623,411	2,562,403
Proceeds from issuance of subordinated debt and warrants	-	250,000	2,000,000
Proceeds from issuance of preferred stock, net	-	-	386,941
Net proceeds from (payments on) demand note	378,646	-	(424,889)
Payments for deferred financing costs		(13,959)	(1,090,330)
Principal payments on long-term debt	(370,007)	(1,564,401)	(1,425,168)
Net cash provided by (used in) financing activities of continuing operations	2,542,619	(704,949)	10,008,957

HOST AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED JUNE 30, 2006, 2005 AND 2004

	2006	2005	2004
Net cash (used in) provided by continuing operations	$(397,081)	$(2,993,472)	3,279,427
Net cash provided by discontinued operations:
Net cash provided by operating activities	-	133,467	220,539
Net cash used in investing activities	-	(680)	(2,806)
Net cash provided by financing activities	-	-	-
Total net cash provided by discontinued operations	-	132,787	217,733

NET INCREASE (DECREASE) IN CASH	(397,081)	(2,860,685)	3,497,160

Cash, beginning of year	1,015,227	3,875,912	378,752
Cash and cash equivalents, end of year	$618,146	$1,015,227	$3,875,912

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2006	2005	2004
Cash paid during the year for:
Interest	$456,141	$629,903	$380,214
Income taxes	33,744	22,103	38,554

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES AND OTHER INFORMATION:
The Company purchased all of the outstanding stock of RS Services and certain assets of FoodBrokers for $2,678,679 in 2005 and GlobalNet for $3,449,831 in 2004, respectively. In connection with the acquisitions, liabilities were assumed as follows:

	2006	2005	2004
Fair value of assets acquired	$-	$5,259,062	$5,091,147
Less, liabilities assumed	-	2,580,383	1,641,316
Net purchase price	$-	$2,678,679	$3,449,831

Equipment acquired through assumption of notes payable and capital leases	$102,446	$645,669	$180,507
Issuance of common stock to acquire patents	-	-	347,500
Issuance of common stock upon conversion of long-term debt and accrued interest	7,577,718	605,226	-
Fair value of warrants issued in connection with debt financing	-	-	1,436,131
Dividends on preferred stock, including beneficial conversion charge	32,004	32,000	428,800
Conversion of preferred stock to common stock	-	-	700
Cancellation of escrow shares due to non-payment of receivable	-	-	41,204
Issuance of common stock in connection with the FoodBrokers acquisition	240,438	-	-
Reclassification of warrant liability to additional paid in capital	2,216,542	-	-
Issuance on note on purchase of UCC lien on technology	371,230	-	-
Issuance of common stock for legal claims previously accrued	341,250	-	-

See accompanying notes to the consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Host and its wholly-owned subsidiaries since the date of acquisition (collectively the “Company”). The consolidated financial statements also reflect the accounts and results of SelectForce as a discontinued segment in the 2005 and 2004 period. All material intercompany transactions and balances have been eliminated in consolidation.

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

CASH AND CASH EQUIVALENTS

The Company defines cash equivalents as highly liquid instruments with a maturity when acquired of three months or less. The Company had no cash equivalents at June 30, 2005.

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

Inventories consist of the following:

	2006	2005
Raw materials	$809,337	$707,543
Finished goods	191,488	167,616
Totals	$1,000,825	$875,159

EQUIPMENT AND IMPROVEMENTS

Equipment and improvements are stated at cost. Upon retirement or disposition of depreciable properties, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the results of operations. Depreciation and amortization are computed by applying the straight-line method over the estimated useful lives of the related assets:

Equipment and fixtures	3-5 years
Vehicles	3-5 years
Leasehold improvements:	Lesser of life of the asset or life of lease

Maintenance, repairs, small tools and minor renewals are charged to operations as incurred. Expenditures which substantially increase the useful lives of the related assets are capitalized.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

DEFERRED FINANCING COSTS

Costs incurred in connection with obtaining the debt described in Notes 11 and 12, have been deferred and are being amortized over the term of the related borrowings, using the straight-line method. Additionally, capitalized costs reflected in the June 30, 2005 consolidated balance sheet in connection with obtaining the Laurus debt have been expensed in July 2005 as a result of the conversion of the Laurus debt into equity.

INTANGIBLE ASSETS

Intangible assets consist of the following:

Covenant Not to Compete

The carrying value of the covenant not to compete, acquired pursuant to the RS Services acquisition on February 16, 2005, expires on February 16, 2010, and is amortized on the straight line method over 5 years.

GOODWILL

Effective July 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which requires companies to stop amortizing goodwill and certain intangible assets with indefinite useful lives. Instead, goodwill and intangible assets deemed to have an indefinite useful life are subject to an annual review for impairment. Goodwill and other intangible assets with indefinite useful lives are deemed impaired only when the carrying amount of a reporting unit exceeds the fair value, including goodwill, and the carrying amount of the goodwill exceeds the estimated fair value which is determined based on models that incorporate estimates of future profitability and cash flows (see Note 5). As of June 30, 2005 all goodwill has been fully impaired.

IMPAIRMENT OF LONG-LIVED ASSETS

Impairment losses on long-lived tangible and intangible assets that do not have indefinite lives, such as equipment, patented technology and customer lists, are generally recognized when events or changes in circumstances which may not be recoverable, such as the occurrence of significant adverse changes in the environment in which the Company’s business operates, indicate that the sum of the undiscounted cash flows estimated to be generated by such assets are less than their carrying amount. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. Impairment losses for goodwill and other intangible assets with indefinite useful lives are discussed in Note 5 and Note 6. The Company has determined that all intangible assets in fiscal 2005 required full impairment with the exception of the covenant not to compete relating to the RS Services acquisition. (See Note 6).

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

RESEARCH AND DEVELOPMENT

Research and development costs related to our energy management division are expensed when incurred. The amount charged to expense for the years ended June 30, 2006, June 30, 2005 and June 30, 2004 was $919,406, $93,087 and $101,880 respectively.

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

NET LOSS PER COMMON SHARE

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of SFAS No. 128, Earnings per Share. Basic earnings (loss) per share is calculated by dividing net income or loss applicable to common shareholders by the weighted average number of common shares outstanding during the period.

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

The 2006 preferred stock dividend declared of $32,004 has been added to the net loss of $12,936,914 for the year ended June 30, 2006 to calculate the net loss applicable to common stockholders of $12,968,918 and the corresponding net loss per common share of $1.85. The 2005 preferred stock dividend declared of $32,000 has been added to the net loss of $9,663,155 for the year ended June 30, 2005 to calculate the net loss applicable to common stockholders of $9,695,155 and the corresponding net loss per common share of $2.22. The 2004 preferred stock charge of $400,000, which represents the recorded discount resulting from the allocation of proceeds from the sale of the beneficial conversion feature at the date of issuance, and the $28,800 preferred stock dividend declared have been added to the net loss of $12,860,893 for the year ended June 30, 2004 to calculate the net loss applicable to common stockholders of $13,289,693 and the corresponding net loss per common share of $3.56.

Convertible preferred shares subject to potential dilution totaled 266,667 for 2006, 2005 and 2004. Shares under stock purchase options totaled 1,171,978, 1,403,078 and 1,030,650 for 2006, 2005 and 2004 respectively. Shares under warrants totaled 2,414,779, 2,763,518 and 2,710,422 for 2006, 2005 and 2004 respectively.

COMPREHENSIVE LOSS

Comprehensive loss, which is reported on the accompanying consolidated statement of changes in stockholders’ equity as a component of accumulated other comprehensive income, consists of net loss and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States of America, are excluded from net loss. For the Company, comprehensive loss consisted of unrealized gains on the Company’s interest rate swap agreement, which was unwound by the Company in fiscal 2004.

SEGMENT INFORMATION

The Company’s primary operating segments are the management of corporate dining (Host), the preparation of unitized meals (Lindley) and energy management (RS Services).

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

DERIVATIVES

The Company accounts for derivative values arising from the issuance of convertible debt and equity instruments with non-detachable conversion options and registration rights agreements pursuant to SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and incorporating the consensus of EITF 00-19 and EITF 05-04. Such value is allocated with each respective derivative according to the method and manner prescribed within the above standard and consensus.

STOCK COMPENSATION PLANS

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123(R) (revised 2004), Share-Based Payment, which amends FASB Statement No. 123. The new standard requires the Company to expense employee stock options and other share-based payments over the service periods.  The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We have adopted the standard as required on July 1, 2005 utilizing the modified prospective transition method and recorded the effects for stock option awards granted to officers, directors and employees (collectively “employees”) in accordance with the provisions of SFAS 123(R), and related interpretations of the Emerging Issues Task Force (the “EITF”) of the Financial Accounting Standards Board (the “FASB”). The fair value of any options, warrants or similar equity instruments issued is estimated based on the Black-Scholes option-pricing model.

The Company recorded the cost of stock options in the June 30, 2006 fiscal year of $493,884. Had compensation cost for the Company’s stock option plans for June 30, 2005 and 2004 been determined in accordance with the fair value-based method prescribed under SFAS 123 and amortized over the vesting period, the Company’s net loss and net loss per share for the full year ended June 30, 2006, 2005 and 2004 would have approximated the pro forma amounts indicated below:

	2006	2005	2004
Net loss - as reported	$(12,936,914)	$(9,663,155)	$(12,860,893)
Add: Total stock-based employee compensation expense, included in reported net loss, net of taxes	493,884	-	-
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of taxes	(493,884)	(87,827)	(1,621,961)
Pro forma net loss	(12,936,914)	(9,750,982)	(14,482,854)
Preferred stock dividends and charges for beneficial conversion in 2004	(32,004)	(32,000)	(428,800)

Pro forma net loss applicable to common Stockholders	$(12,968,918)	$(9,782,982)	$(14,911,654)
Net loss per common share, as reported	$(1.85)	$(2.22)	$(3.90)
Pro forma net loss per common share applicable to common stockholders	$(1.85)	$(2.24)	$(4.00)

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK COMPENSATION PLANS (Continued)

The fair value of stock options issued by the Company and all pro-forma disclosures have been determined using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0% for 2006, 2005 and 2004; expected volatility range of 68% to 72% for 2006, 72% for 2005 and 77% for 2004; average risk-free interest rate range of 3.83% to 4.18% for 2006, 4.2% for 2005 and 4.4% for 2004; and expected option holding period of 10 years for 2006, 2005 and 2004.

BENEFICIAL CONVERSION RIGHTS

The Company accounts for the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt and equity instruments with non-detachable conversion options pursuant to the consensus for EITF Issue No. 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF Issue No. 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments. Such value is allocated to additional paid-in capital and the resulting discount is charged to interest expense or preferred stock dividends using the effective yield method over the period to the stated maturity or redemption date, if any. If there is no stated maturity or redemption date, discount is charged over the period to the first date the instrument may be converted. Such value is determined after first allocating an appropriate portion of the proceeds received to any other detachable instruments included in the exchange.

ADVERTISING

The Company expenses advertising costs when incurred. Advertising costs incurred for the years ending June 30, 2006, 2005 and 2004 were $25,147, $18,229 and $24,905, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instrument”. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The effective date for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS 155 will have an impact on the Company’s overall results of operations of financial position.

HOST AMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

In March 2006, the FASB issued SFAS 156 Accounting for Servicing of Financial Assets. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specifically identified situations, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, permits an entity to choose either of the Amortization method or the Fair value measurement method for each class of separately recognized servicing assets and servicing liabilities, at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value, and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The effective date is as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS 156 will have an impact on the Company’s overall results of operations of financial position.

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

In September 2006, the FASB issued SFAS 157 Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The effective date is for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect, if any, of SFAS 157 on its financial statements.

No other new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 -	GOING CONCERN

The Company incurred net losses of $12,936,914, $9,663,155 and $12,860,893 for the years ended June 30, 2006, 2005 and 2004, respectively, and had an accumulated deficit of $41,679,375 as of June 30, 2006. The 2006 loss included charges of $4,185,392 related to the liquidation of the Laurus debt. The 2005 and 2004 losses included a full impairment of significantly all intangibles of $3,695,024 and $9,566,042 respectively. The Company had $3,960,592, $4,653,950 and $2,120,152 of cash that was used in operating activities during 2006, 2005 and 2004, respectively.

In addition, as described in Note 15, the Company is currently involved in significant litigation that can have an adverse effect on the Company’s operations. The Company has been subject to an SEC investigation and has been named defendant in numerous litigations, including shareholder lawsuits. If an adverse ruling with any or all of these legal matters occurs, the Company may be forced to either make material payments, restructure operations, sell off a significant portion of our assets or take other necessary and appropriate matters to ensure our ability to continue operations.

As discussed above, the Company has also suffered recurring losses from continuing operations, has negative cash flows from operations, has a stockholders’ deficiency at June 30, 2006 and is currently involved in significant litigations that can have an adverse effect on the Company’s operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

GLOBALNET (Continued)

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

The $4,679,881 goodwill has been fully impaired at June 30, 2004. See Note 5 below. The Company believes the goodwill is not deductible for tax purposes.

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

RS SERVICES (Continued)

The aggregate purchase price of $2,351,623 consisted of $200,000 in cash, 431,777 shares of restricted common stock valued at $2,023,307 and direct acquisition costs of $128,316. The value of the 431,777 shares of restricted common stock was determined based on five consecutive trading days including two days prior to and two days after, September 29, 2004. In addition to the aforementioned Host common stock and cash consideration, Ronald Sparks, the former sole shareholder of RS Services, is eligible to earn additional cash and Host common stock based on the performance of Host’s energy management segment.

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

Summarized operating data for the discontinued operations of SelectForce are outlined below:

	Fiscal Year 2005	Fiscal Year 2004
Net revenue	$1,590,149	$1,892,191
Income/(loss) before taxes	183,063	(333,181)
Income taxes	11,000	11,000
Income/(loss) from discontinued operations	$172,063	$(344,181)

Summarized balance sheet data of SelectForce as of March 31, 2005, the date of disposition, are outlined below:

March 31, 2005

Cash	$186,351
Accounts receivable	256,142
Other assets	978,733
Equipment	7,062
Intangible assets	920,680
Total assets	2,348,968

Accounts payable	97,733
Accrued expenses	27,132
Total liabilities	124,865
Net assets of discontinued operations	$2,224,103

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 -	GOODWILL

The changes in the carrying amount of goodwill for the year ended June 30, 2005 by business segment were as follows:

	Unitized Meals	Energy Management	Total
Balance, beginning of year	$-	$-	$-
Goodwill acquired during the year	1,102,056	2,592,968	3,695,024
Goodwill impairment loss	(1,102,056)	(2,592,968)	(3,695,024)
Balance, end of year	$-	$-	$-

The changes in the carrying amount of goodwill for the year ended June 30, 2004 by business segment were as follows:

	Unitized Meals	Energy Management	Screening Services	Total
Balance, beginning of year	$3,978,838	$-	$1,301,962	$5,280,800
Goodwill acquired during the year	-	4,679,881	-	4,679,881
Goodwill from discontinued operations	-	-	(1,301,962)	(1,301,962)
Goodwill impairment loss	(3,978,838)	(4,679,881)	-	(8,658,719)
Balance, end of year	$-	$-	$-	$-

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

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 -	GOODWILL (Continued)

The RS Services acquisition initially was anticipated to produce the growth and profitability potential seen from the initial energy controllers and it was the marketing rights that provided the basis for the future income. Our initial estimations of revenue and cash flows were delayed as a result of setbacks relating to integrating the synergistic opportunities between GlobalNet and RS Services. However, our energy management division has incorporated and progressed into new technology and more efficient designs for our energy conservation systems. Therefore, support for the initial acquired technology based on estimated future cash flows was deemed impaired based on a discounted cash flow basis. The Selectforce goodwill was tested for impairment and was deemed to be partially impaired due to the future cash flows resulting from the sale price of the subsidiary. The impairment charge recorded in fiscal 2004 was $491,555, which is included in loss from discontinued operations.

NOTE 6 -	INTANGIBLE ASSETS

At June 30, 2006 and 2005, intangible assets consist of a noncompete agreement of $217,500 and $262,500, respectively, which is net of accumulated amortization of $82,500 and $37,500, respectively.

Future amortization expense for each of the fiscal years succeeding June 30, 2006 is as follows:

Year ending June 30,
2007	60,000
2008	60,000
2009	60,000
2010	37,500
$217,500

In 2004, a full impairment of our customer lists was required to substantiate the current fair value of the equity in the unitized meals division and the Company recorded an impairment charge of $507,617.

The patented technology acquired in 2004 was tested for impairment. With very limited cash flows, and no realistic projection, the patent was fully impaired and, accordingly, the Company recorded an impairment charge of $399,706.

Aggregate amortization of intangible assets for the years ended June 30, 2006, 2005 and 2004 totaled $45,000, $37,500 and $57,892 respectively.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 -	FINANCIAL INSTRUMENTS

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable.

•
Cash - The Company places its cash and temporary cash investments with high credit quality institutions. At times, balances may be in excess of the federal depository insurance limit. The Company has cash balances on deposit with banks at June 30, 2006 that exceed federal depository insurance limits by approximately $628,000.

•
Accounts receivable - Two major customers comprise approximately 9.2% and 7.2% of accounts receivable as of June 30, 2006, and two major customers comprise approximately 12.9% and 13.0% of accounts receivable as of June 30, 2005. Net revenues from individual customers which exceeded ten percent of total net revenues were 10% and 10.89% in fiscal 2006, 11.7%, 10.7% and 10.0% for fiscal 2005 and 14.9% and 10.5% for fiscal 2004. The Company reviews a customer’s credit history before extending credit and typically does not require collateral. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Such losses have been within management’s expectations.

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

The carrying amount of the Company’s financial instruments approximates their fair value as outlined below:

• Cash and cash equivalent, accounts receivable and accounts payable - The carrying amounts approximate their fair value because of the short maturity of those instruments.

•
Warrant liability - The warrants issued by the Company pursuant to the Laurus transaction, were classified as a liability on the Consolidated Balance Sheets up to January 2006 when the Company entered into the Release and Cancellation Agreement with Laurus. The estimated fair value of this liability was calculated using the Black Scholes model at each reporting date. The warrants were reclassified to stockholders’ equity in January 2006 as set forth in ETIF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 -	FINANCIAL INSTRUMENTS (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

• Long-term debt - The carrying amounts approximate their fair value as the interest rates on the debt approximate the Company’s current incremental borrowing rate.

• Unsecured debt - The carrying amounts approximate their fair value as the interest rates on the debt approximate the Company’s current incremental borrowing rate.

The Company’s financial instruments are held for other than trading purposes.

NOTE 8 -	EQUIPMENT AND IMPROVEMENTS

A summary of equipment and improvements as of June 30, 2006 and 2005 is as follows:

	2006	2005
Equipment and fixtures	$2,136,800	$2,160,364
Vehicles	1,364,739	1,241,124
Leasehold improvements	365,122	456,162
	3,866,661	3,857,650
Less: accumulated depreciation and amortization	2,514,881	2,067,849
	$1,351,780	$1,789,801

Equipment and improvements include amounts acquired under capital leases of $284,246 and $302,940 with related accumulated depreciation of $157,158 and $144,390 as of June 30, 2006 and 2005, respectively.

Depreciation and amortization expense for equipment and improvements included in continuing operations for the years ended June 30, 2006, 2005 and 2004 totaled $706,131, $541,386 and $449,930 respectively.

NOTE 9 -	ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2006	June 30, 2005
Payroll and related costs	$411,557	$502,016
Legal settlements and legal fees	2,170,445	977,454
Other	600,910	757,293
Total Accrued Expenses	$3,182,912	$2,236,763

NOTE 10 -	DEMAND NOTE PAYABLE

RS Services has a revolving line of credit with a bank which provides for borrowings up to a maximum on $500,000 and a maturity of less than one year. Interest is calculated based on a variable rate index equal to the Wall Street Journal prime rate daily plus 1% per annum (9.25% at June 30, 2006). The note is collateralized by certain assets of RS and has an outstanding balance of $378,646 at June 30, 2006.

HOST AMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 -	LONG-TERM DEBT

	Long-term debt consists of the following as of June 30:
		2006	2005

Laurus Funds notes, net of unamortized debt discount of $1,721,498 at June 30, 2005. Fixed price convertible note “A” for $4,000,000, with a stated interest rate of prime plus 1%, with a maturity date of June 2007. Fixed price convertible note “B” for $4,000,000, for which, at June 30, 2005, $1,630,000 has been placed in a restricted cash account, bearing interest equal to the interest received by the Company in the restricted cash account (net interest expense to the Company of Nil). Amounts released from restricted cash beared the interest rate for Note “A.” These notes were secured by substantially all of the Company’s assets. In fiscal 2006 these notes were converted into common stock.
		-	$5,807,566

	Various vehicle notes payable at stated interest rates ranging from 6.5% to 13%, maturing through fiscal 2011. The notes are collateralized by the related vehicles.	720,350	810,882

	FoodBrokers, balance from the issuance of a $655,000 promissory note bearing an interest rate of 7.5% per year and maturing in November 2008 as per the asset purchase agreement (see Note 3). There is a $250,000 escrow held by an escrow agent as security for payment of the note.	427,654	450,000

	Note payable Burton Sack, balance from the issuance of a $371,230 promissory note bearing an interest rate of 8.5% per year and maturing in December 2007.	293,891	-

	Notes payable shareholder. There are two outstanding promissory notes to a major shareholder. These notes, which bear interest at 15%, mature in fiscal 2006 and fiscal 2007.	21,001	67,182

	Various capital leases payable at stated interest rates ranging from 8.0% to 18.0%, maturing through fiscal 2008. The capital leases are collateralized by the related equipment.	42,081	73,245
	Total, net of debt discount of $1,721,498 at June 30, 2005	1,504,977	7,208,875
	Less: current portion	449,029	2,077,296
		$1,055,948	$5,131,579

Aggregate amount of maturities of long-term debt at June 30, 2006 are as follows:

Year ending June 30,
2007	$449,029
2008	317,672
2009	594,221
2010	127,405
2011	16,650
$1,504,977

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 -	LONG-TERM DEBT (Continued)

Interest expense associated with the long term debt was $282,179, $611,939 and $152,801 for the fiscal years ended 2006, 2005 and 2004 respectively.

On June 23, 2004, the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. (“Laurus”). The Company issued Laurus a secured convertible term note “A” (the “Note A”) due June 23, 2007 in the principal amount of $4,000,000. The Company also issued Laurus a secured convertible term note “B” (the “Note B”) due June 23, 2007 in the amount of $4,000,000, the proceeds of which had been placed in a restricted cash account under the dominion of Laurus. Initially, the restricted cash was to be released in an amount up to 50% of gross revenues to be earned from a customer upon delivery of customer contracts/purchase orders satisfactory to Laurus, subject to an effective registration statement as defined. Cash that had been released to the Company in fiscal 2006 amounted to $1,630,000. Note A bore interest at the prime rate as defined, plus 1%, which was subject to reduction if the market price of the Company’s common stock exceeded certain designated thresholds. Note A also provided for monthly principal amortization, commencing on January 1, 2005, of $129,032, plus accrued interest, per month, with the balance payable on the maturity date. Note B bore interest at a net rate of 1% between the borrowing cost and the restricted cash. Both notes were for a term of three years and were collateralized by a first lien security interest on all of the assets of the Company, including the restricted cash collateral account described above.

In connection with the initial agreement, the Company also issued a ten-year common stock purchase warrant, entitling Laurus to purchase 300,000 and 150,000 shares of common stock at $5.98 and $6.23 per share, respectively. The Company recorded in fiscal 2005 an aggregate discount of $2,606,107 (as adjusted as described below) for the fair value of the 450,000 warrants issued determined by using the Black-Scholes pricing model and to record the beneficial conversion feature associated with the notes. This discount was being amortized over the period of the related debt using the straight-line method. Amortization of the discount began in June 2004.

Since the fair value of the common stock that Laurus could have received on conversion at the date of the initial agreement exceeded the amount paid by Laurus after the allocation of a portion of the proceeds to the warrants, the company recorded a beneficial conversion charge up to the proceeds received in the amount of $1,154,072, which was recorded as debt discount in June 2004.

In connection with the Laurus transaction, the Company paid fees of 10% of the total gross proceeds as follows: Laurus received $280,000 (3.5% of the total gross proceeds) and H.C. Wainwright & Co., Inc. (“HCW”), the placement agent, received $520,000 (6.5% of the total gross proceeds). In addition, HCW received warrants to purchase 197,516 shares of the Company’s common stock at a weighted average exercise price of $5.43 per share that were exercised in July 2005. The Company determined the fair value of these warrants by using the Black-Scholes pricing model. The Company included the fair value of these warrants in deferred financing costs.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 -	LONG-TERM DEBT (Continued)

On February 15, 2005, Host entered into an amendment of the securities purchase agreement dated June 23, 2004 and amending certain terms of note A and note B and certain related loan documents. Pursuant to the amendment, note A was amended to provide that the initial fixed conversion price remained at $5.03 per share, provided, however, that the first $1,000,000 aggregate principal amount of note A and/or note B, collectively, converted into shares of common stock on or after February 15, 2005 would be converted at a fixed conversion price of $3.50 per share. In addition, scheduled principal payments under note A were deferred until May 1, 2005. The amendment also modified applicable provisions of certain related loan documents to be consistent with the modification to the fixed conversion price described above. Host recorded a beneficial conversion charge to interest expense and an increase in additional paid in capital of $138,583 and $113,386 in 2006 and 2005, respectively, for the intrinsic value of the beneficial conversion feature of the amendment to the Laurus debt. In addition, pursuant to the amendment, Host also issued to Laurus an additional warrant for 25,000 shares of our common stock that was exercisable through June 23, 2014 at $5.98 per share. Accordingly, Host recorded as expense the fair value of the warrant of $77,000, determined by using the Black-Scholes pricing model.

In July 2005, Laurus exercised the right to convert their notes into 1,502,885 shares of Host common stock at conversion prices of $3.50, $5.03 and $5.48 per share and exercised a total of 303,038 warrants at $5.98 per share. As a result, all obligations to Laurus have been terminated, and all of the restricted cash has been released in fiscal 2006. Liabilities of approximately $7.8 million net of debt discount were converted into equity and the Company received approximately $1.8 million from the exercise of the warrants. Accordingly, the debt discount of $1,721,498 and deferred financing costs of $1,000,551 were charged to expense in July 2005.

On January 11, 2006, Host signed a Release and Cancellation Agreement with Laurus Master Funds, Ltd. The agreement provides that in consideration for the issuance of 20,000 shares of our common stock, Laurus consents to the cancellation of a warrant to purchase 25,000 shares of our common stock issued in February 2005 and agrees to release all security interests and liens that the Company and its subsidiaries previously granted to Laurus in connection with prior financing agreements between the parties. The agreement also gives Laurus piggyback registration rights with respect to the 20,000 shares described above and with respect to 146,962 additional shares underlying a warrant currently held by Laurus (see Note 13).

HOST AMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 -	LONG-TERM DEBT (Continued)

On December 9, 2005, pursuant to a sale and assignment agreement, Host acquired all of Burton M. Sack’s right, title and interest to a $550,000 loan Mr. Sack had previously made to K.W.M. on May 9, 2003. The loan was secured by a first security interest in certain technology purportedly owned by K.W.M. pertaining to an energy saving light controller and certain other assets. We acquired the interests in the loan from Mr. Sack to secure ownership of the energy saving light controller technology previously marketed by our RS Services subsidiary.

K.W.M. subsequently defaulted on the loan and Mr. Sack filed an action against K.W.M. and two guarantors of the loan, Charlie Stevenson and Scott Feldhacker, who are former employees of RS Services, Inc.

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

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 -	UNSECURED DEBT

	Unsecured debt consists of the following as of June 30:
	2006	2005

Unsecured debt due January 31, 2008, net of unamortized debt discount of $130,200 and $217,000, respectively. On November 1, 2002, the Company commenced a private placement offering of $1,500,000 or sixty units at $25,000 per unit. Each unit consisted of one 12% unsecured promissory note in the amount of $25,000 due January 31, 2008 and a warrant to purchase 7,080 shares of common stock at an exercise price of $2.00 per share, exercisable from December 31, 2003 until January 31, 2008. Interest began to accrue on January 1, 2003 and is payable semi-annually on June 30 and December 31. The principal balance of the notes payable to officers, directors, and other affiliated persons totaled $575,000 at June 30, 2006 and 2005. The Company sold a total of 59 units and received gross proceeds of $1,475,000 from the offering and it issued warrants to purchase 417,720 shares. The Company paid $122,500 to the Selling Agent for commissions in connection with the 49 units that were sold by the Selling Agent. The fair value of the warrants of $434,000 has been recorded as debt discount, resulting in a reduction in the carrying value of the related debt. The debt discount is being amortized on a straight-line basis over the period of the related debt at an annual amount of $86,800. At June 30, 2005 the debt was subordinated to the Laurus debt.
	$ 1,144,800	$ 1,058,000

Unsecured debt due January 31, 2009, net of unamortized debt discount of $416,663 and $576,588, respectively. On January 8, 2004, the Company commenced a private placement offering of $2,000,000 or eighty units at $25,000 per unit. Each unit consisted of one 7.5% unsecured promissory note in the amount of $25,000 due January 31, 2009 and warrants to purchase 7,500 shares of common stock at an exercise price of $10.00 per share, exercisable from December 31, 2004 until January 31, 2009. Interest began to accrue from the date of issuance, payable semi-annually on June 30 and December 31. Unsecured notes payable to directors and other affiliated persons totaled $175,000 at June 30, 2006 and 2005. The Company sold a total of 80 units and received gross proceeds of $2,000,000 from the offering and issued warrants to purchase 600,000 shares. The fair value of the warrants of $803,467 has been recorded as debt discount, resulting in a reduction in the carrying value of the related debt. The debt discount is being amortized on a straight-line basis over the period of the related debt at an annual amount of $159,924. At June 30, 2005 the debt was subordinated to the Laurus debt.
	1,583,337	1,423,412

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 -	UNSECURED DEBT (Continued)

Unsecured debt due January 19, 2007. On January 15, 2005, Host issued and sold one unit in a private placement to a current member of its Board of Directors. The unit consists of 24,390 shares of its common stock sold at $4.10 per share, the approximate fair value, or $100,000 and one 7.5% unsecured convertible promissory note sold at the gross face amount of $100,000. The outstanding principal balance due on the promissory note is convertible at the election of the holder into shares of Host’s common stock at anytime after January 19, 2006 at $4.10 per share. The promissory note is due and payable on January 19, 2007. The offer and sale was made by Host’s officers and directors and no commission or other remuneration was paid in connection with the private placement. At June 30, 2005 the debt was subordinated to the Laurus debt.
		$ 100,000	$ 100,000

Unsecured debt due June 7 and June 16, 2007. On June 7, 2005, Host issued and sold two units in a private placement to two current members of its Board of Directors. The first unit consists of 37,037 shares of its common stock sold at $2.70 per share, the approximate fair value, or $100,000 and one 8.5% unsecured convertible promissory note sold at the gross face amount of $100,000. The outstanding principal balance due on the promissory note is convertible at the election of the holder into shares of Host’s common stock at anytime after June 16, 2006 at $2.70 per share. The promissory note is due and payable on June 7, 2007. The offer and sale was made by Host’s officers and directors and no commission or other remuneration was paid in connection with the private placement. The second unit consists of 21,098 shares of its common stock sold at $2.37 per share, the approximate fair value of the shares, or $50,000 and one 8.5% unsecured convertible promissory note sold at the face amount of $50,000. The outstanding principal balance due on the promissory note is convertible at the election of the holder into shares of Host’s common stock at anytime after June 21, 2006 at $2.37 per share. The promissory note is due and payable on June 21, 2007. The offer and sale was made by Host’s officers and directors and no commission or other remuneration was paid in connection with the private placement. Host recorded debt discount of $28,744 on this note in 2006. At June 30, 2005 the debt was subordinated to the Laurus debt.
		150,000	121,256
	Total, net of unamortized debt discount of $546,863 and $822,332 respectively.	2,978,137	2,702,668
	Less: Current Portion	250,000	-
		$2,728,137	$2,702,668

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 -	UNSECURED DEBT (Continued)

Interest expense, including amortization of debt discount associated with the unsecured debt was $604,718, $572,031 and $388,362 for the fiscal years ended 2006, 2005 and 2004 respectively.

Aggregate amount of maturities of the unsecured debt before debt discount for each of the three fiscal years succeeding June 30, 2006 are as follows:

Year ending June 30,
2007	$250,000
2008	1,275,000
2009	2,000,000
$3,525,000

NOTE 13 -	STOCKHOLDERS’ EQUITY

STOCK OPTIONS

On March 10, 2005, the Company adopted the 2005 Stock Option Plan reserving 500,000 shares of the Company’s common stock for issuance pursuant to options at an exercise price equal to the market value at the date of grant.

The Company granted 276,500 stock options during fiscal 2006 with an exercise price ranging from $2.87 to $3.15 per share. All of the granted stock options were issued to employees with vesting dates immediate or not exceeding 2 years. All stock options granted have a 10 year exercise period. Host recorded a charge to expense of $493,884 in 2006 in accordance with SFAS 123R based upon the fair value of these options. Additionally, the Company recorded an aggregate forfeiture of 426,022 from all stock option plans as actual terminations according to the plan policy.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 -	STOCKHOLDERS’ EQUITY (Continued)

STOCK OPTIONS (Continued)

A summary of the status of the Company’s stock options and changes during each year is presented below. In all instances, the exercise price of the options equals the market price of the stock on the grant date:

	June 30, 2006			June 30, 2005			June 30, 2004
	Outstanding	Price	Weighted Average Exercise Price	Outstanding	Price	Weighted Average Exercise Price	Outstanding	Price	Weighted Average Exercise Price
Outstanding at beginning of year	1,403,078	$1.39-7.40	$4.19	1,030,650	$2.00-7.40	$4.42	700,850	$2.00-5.00	$2.54
Granted	276,500	$2.87-3.15	2.91	388,678	$1.39-4.04	3.49	407,550	5.82-7.40	7.22
Exercised	(20,000)	$2.00-2.69	2.34	(16,250)	$2.00-2.69	2.15	(77,750)	2.00-2.69	2.15
Forfeited	(487,600)	$2.00-7.40	4.66	-	-	-	-	-	-
Outstanding at end of year	1,171,978	$1.39-7.40	$3.47	1,403,078	$1.39-7.40	$4.19	1,030,650	$2.00-7.40	$4.42
Weighted average fair value of options issued during the year	$2.23			$4.25			$5.79

NOTE 12 -	The following table summarizes information about the stock options outstanding and exercisable at June 30, 2006:

	Options Oustanding and Exercisable
Range of Exercise Prices	Number Outstanding at 6/30/06	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price
$1.39	175,000	9.00 years	$1.39

$2.00 to $2.87	490,600	6.38 years	$2.51

$3.04 to $3.92	234,978	8.74 years	$3.72

$4.00 to $5.00	81,250	4.55 years	$4.16

$5.82	2,400	7.35 years	$5.82

$7.05 to $7.40	187,750	7.75 years	$7.29
	1,171,978

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 -	STOCKHOLDERS’ EQUITY (Continued)

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

The series B stock has various preferences and conversion rights, including the right to receive a cumulative dividend at the rate of 8% per share per annum, payable semi-annually on or before the last day of Host’s fiscal quarters ending December 31 and June 30. Accordingly, the Company recorded a $32,004 dividend liability in accrued expenses and other which has been reflected as an increase to the accumulated deficit during the fiscal year ended June 30, 2006 for an aggregate liability of $92,804. Furthermore, the series B stock is convertible for a period of five years from the issue date into shares of Host’s common stock according to the conversion ratio set forth in the Articles of Amendment to the Articles of Incorporation of Host, which were filed with the Colorado Secretary of State on August 11, 2003. The conversion price will initially be equal to the purchase price as defined, subject to anti-dilution provisions. Except as required by law, the series B stock will vote together with the common stock. Each series B share shall have a right to that number of votes equal to the number of shares of common stock issuable, upon conversion of such stock.

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

In fiscal 2004 the Company issued 5,157 shares of common stock with a value of $11,396 in connection with the 401K plan’s employee stock match provision. The required company share match is determined based upon a formula.

The Company issued 20,000, 16,250 and 77,750 shares of common stock for options exercised during the fiscal years ended June 30, 2006, 2005 and 2004, respectively. During fiscal years ended June 30, 2006, 2005 and 2004, the Company received $46,813, $34,906 and $167,175 respectively, in gross proceeds from these options, which were exercised at various prices ranging from $2.00 to $2.69 per share.

In fiscal 2005, in accordance with the terms of its Securities Purchase Agreement, Laurus Master Fund, Ltd., exercised its right to convert both principal and interest payable by the Company into shares of Host’s common stock. Accordingly, Host issued 10,000 shares of its common stock at the initial “Fixed Conversion Price” of $5.03 per share in payment of $30,000 of principal and $20,300 of accrued interest on the Laurus Note A (see Note 11). Host also issued 34,325 shares of its common stock at a mutually agreed upon one-time conversion price of $3.40 per share in payment of $99,032 of principal and $17,673 of accrued interest on the Laurus Note A. In addition, in accordance with the terms of Amendment No. 1 and Consent to its Securities Purchase Agreement, Host issued 125,206 shares of its common stock at $3.50 per share in payment of $341,904 of principal, and $96,317 of accrued interest.

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

In July 2005, Laurus exercised their right to convert their notes into 1,502,885 shares of our common stock at conversion prices of $3.50, $5.03 and $5.48 and exercised a total of 303,038 warrants at $5.98 per share. Liabilities of approximately $7.8 million net of debt discount were converted into equity and Host received approximately $1.8 million from the exercise of the warrants. A non-cash charge of approximately $2.7 million has been recorded in the first quarter of fiscal 2006 associated with the write off of the unamortized debt discount and deferred financing charges.

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

On March 16, 2006, Host issued 175,000 shares of restricted common stock in partial consideration for the settelment of the Sherwins’ lawsuit (see Note 15).

On March 22, 2006, Host issued 62,500 shares of common stock to FoodBrokers in accordance with the terms of the October 29, 2004 Asset Purchase Agreement.

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

In fiscal 2005, in accordance with the terms of Amendment No. 1 and Consent to its Securities Purchase Agreement with Laurus Master Fund, Ltd., Host issued Laurus warrants to purchase 25,000 shares of its common stock exercisable through June 23, 2014 at $5.98 per share, which were subsequently cancelled (see below).

In fiscal 2005, the Company issued 169,420 shares of common stock for private placement warrants exercised. The Company received $338,840 in gross proceeds from the exercise of these warrants, which were exercised at $2.00 per share.

During the first quarter of fiscal 2006, Laurus exercised 303,038 warrants at an exercise price of $5.98 per share and H.C. Wainwright & Co., the placement agency that assisted the Company in the Laurus financing, and three of its principals exercised 182,701 warrants in a cashless exercise that resulted in the net issuance of 76,597 common shares at an exercise price of $5.43 per share.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 -	STOCKHOLDERS’ EQUITY (Continued)

WARRANTS (Continued)

During fiscal 2005 and 2004 no warrants were cancelled nor expired.

The following table summarizes information about the warrants outstanding at June 30, 2006:

Range of Exercise Prices	Number Outstanding at 6/30/06	Weighted Avg. Exercise Price
$1.75 to $2.00	389,060	$1.90

$5.43 to $5.98	1,221,007	$5.50

$6.23	146,962	$6.23

$10.00	657,750	$10.00
	2,414,779

NOTE 13 -	STOCKHOLDERS’ EQUITY (Continued)

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

The provision for income taxes for continuing operations consists of current state income taxes of approximately $60,000, $39,000 and $25,000 for the years ended June 30, 2006, 2005 and 2004, respectively, and the recognition of the prior year valuation allowance of $30,000 in fiscal 2004.

As of June 30, 2006, the Company has federal net operating loss carryforwards of approximately $16,355,000, and state operating loss carryforwards of approximately $10,479,000 expiring through fiscal 2026.

Expected tax expense based on the federal statutory rate is reconciled with the actual expense for the years ended June 30, 2006, 2005 and 2004 as follows:

	2006	2005	2004
Statutory federal income tax benefit	34.00%	34.00%	34.00%
Statutory state income tax benefit	5.4%	5.4%	5.4%
Permanent difference impairment charge	0%	(15.1%)	(31.0%)
Other permanent differences	(13.6%)	0.5%	(2.3%)
Valuation allowance on net deferred tax assets	(25.8%)	(24.8%)	(6.1%)

Federal Income Tax Expense	0%	0%	0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	As of June 30,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards federal	$5,560,742	$2,996,745
Net operating loss carryforwards state	587,834	337,778
Inventory obsolescence	190,890	190,890
Accrued legal costs	859,713	387,170
Accrued research and development	-	19,805
Reserves allowance	84,977	20,793
Fixed Asset depreciation	173,540	165,848
Accrued vacation	54,402	54,402
Total deferred tax asset	7,512,098	4,173,431
Valuation allowance	(7,512,098)	(4,173,431)
Net deferred tax asset	$-	$-

The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized. For the years ended June 30, 2006, 2005 and 2004, the Company increased the valuation allowance by approximately $3,339,000, $2,393,000 and $149,000 respectively.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 -	COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company has several non cancelable operating leases for its office, production and warehouse facilities, including leases with related parties (See Note 17). Rent expense charged to operations aggregated $601,691, $494,074 and $443,642 for the years ended June 30, 2006, 2005 and 2004, respectively.

The Company is also leasing various vehicles and equipment under certain other operating leases which expire within one to six years. Rent expense for these operating leases for equipment aggregated $278,783, $266,639 and $248,031for the years ended June 30, 2006, 2005 and 2004, respectively.

Future minimum lease payments on all non cancelable operating leases for each of the fiscal years succeeding June 30, 2006 are as follows:

Year ending June 30,
2007	$696,558
2008	550,461
2009	317,996
2010	172,972
2011	29,018
$1,767,005

NOTE 14 -	EMPLOYMENT CONTRACTS

As of June 30, 2005, the Company has five-year employment agreements with two of its officers extending through December 2009. Under the terms of the agreements, the President and Executive Vice President of the Company are to initially receive annual salaries of $174,225 and $168,000, respectively, which may be increased by the Company’s Compensation Committee or the Board of Directors, but shall not be decreased without the consent of the employee. Both individuals receive an expense account, an automobile expense allowance, related business expenses and all other benefits afforded other employees. In addition, their employment contracts have severance pay provisions which provide for the payment of salary and fringe benefits for a period of up to two years depending on whether the termination was voluntary or involuntary. The Company also provides health, disability and life insurance to each of these individuals. On June 30, 2006, the annual salaries of the President and Vice President were $98,287 and $189,532, respectively. As disclosed in Note 20, on November 28, 2005, Mr. Ramsey’s (former CEO) employment with Host was terminated. The Company also terminated Mr. Ramsey’s employment agreement. Pursuant to the agreement, Mr. Ramsey, has certain rights to arbitration following his termination, and has submitted a demand for arbitration seeking damages of $2.5 million.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 -	COMMITMENTS AND CONTINGENCIES (Continued)

EMPLOYMENT CONTRACTS (Continued)

The Company has extended employment agreements with the President and Vice President of Lindley extending to August 2008. Both individuals receive an expense account, an automobile expense allowance, related business expenses and all other benefits afforded other employees. The Company also provides health and disability insurance to each of these individuals. In accordance with the terms of their employment contract, the officers were each entitled to an initial salary of $135,000 per year to be increased annually by 5%. On June 30, 2006, the annual salaries of the President and Vice President of Lindley were $164,000 in accordance with the terms of their employment agreements.

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

PURCHASE COMMITMENT

In June 2005, Host has accepted a proposal from Pyramid Technologies, an outside developer and supplier to engineer, design and upgrade our new energy management technology. The terms of the proposal includes initial consideration of $500,000, payable in installments including $250,000 upon date of acceptance, and $50,000 per month for the 5 months following the date of the agreement. Upon completion of the project, Host energy management division will compensate Pyramid $100,000 upon delivery of all prototypes and $200,000 upon delivery of pilot units and units ready for customers. Pyramid will also receive a royalty fee of $50 on the use of time access proprietary software on the first 20,000 controllers ordered from Pyramid. In the event that on the date three years after the first date that Host sells the proprietary software, and if Host shall not have paid Royalty Fees to Pyramid in an amount equal to at least $500,000, then Host shall pay to Pyramid an amount equal to $700,000 less the aggregate amount of Royalty Fees paid by Host to Pyramid. As incentive for timely completion, on September 19, 2006, Host granted 175,000 stock options to Pyramid. All amounts except for royalty payments as per the proposal, are development costs and will be expensed as incurred as per FASB Statement No. 2, Accounting for Research & Development Costs. In fiscal 2006, Host paid $480,000 to Pyramid in accordance with the agreement.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 -	COMMITMENTS AND CONTINGENCIES (Continued)

FRANCHISE AGREEMENT

On June 25, 2005, RS Services entered into a license agreement with TEGG Corporation, (“TEGG”). TEGG, headquartered in Pittsburgh, Pennsylvania, has developed a comprehensive system for diagnostic testing, servicing and maintaining of electrical distribution systems in business and industry. TEGG provides its services through a network of licensed or franchised electrical contractors, of which RS Services is now a member by virtue of the license agreement. The license agreement provides that RS Services is authorized to provide TEGG services and utilize TEGG’s proprietary systems in the geographic location specified in the license agreement, which primarily consists of the Tulsa, Oklahoma metropolitan area. Pursuant to the license agreement, TEGG will provide RS Services with training, business recommendations, access to TEGG’s proprietary systems and methods, computer software and account referrals. RS Services will pay TEGG an initial license fee of $84,000 and a six year royalty fee, payable monthly totaling $243,000, commencing on contract signing through February 2011. Host has not recorded any income from this agreement and has not recorded any license fee or royalty expense in fiscal 2006.

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

On September 21, 2005, as amended on September 26, 2005, the Court issued a Consolidation and Scheduling Order, consolidating the above-referenced class actions under the caption, In re Host America Securities Litigation, Civil Action No. 05-cv-1250 (JBA). On June 15, 2006, lead plaintiff filed a Consolidated Complaint for Violations of the Securities Laws (“Consolidated Complaint”). The Consolidated Complaint, which supersedes all previously filed class action complaints, names as defendants Host, Geoffrey W. Ramsey, David J. Murphy, Peter Sarmanian and Roger D. Lockhart, and purports to be brought on behalf of all persons who purchased the publicly traded securities of the Company between July 12, 2005 and September 1, 2005. The Consolidated Complaint is based on substantially the same allegations as the earlier filed complaints. Plaintiffs seek unspecified damages based on alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and under Section 20A against defendants Sarmanian and Lockhart. A time for answering or otherwise responding to the Consolidated Complaint has not been established. Pursuant to a court order, the parties filed a status report on November 13, 2006.

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

CEO Termination

On December 12, 2005 Geoffrey Ramsey, former President and Chief Executive Officer of the Company filed a Demand for Arbitration with the American Arbitration Association arising from the Company’s termination of his employment in November of 2005. Mr. Ramsey alleged that the Company terminated his employment without just cause in violation of his employment contract and in so doing violated the covenant of good faith and fair dealing.

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

Anne and Debra Ramsey Arbitration

On December 2, 2005, a Demand for Arbitration was filed by Anne Ramsey and Debra Ramsey alleging that their employment was terminated in breach of employment agreements that they purportedly entered into with Host.  Anne Ramsey, the sister of Geoffrey Ramsey, was Host’s former Human Resource Director and currently serves on the Board of Directors and is Host’s corporate secretary. Debra Ramsey is the wife of Geoffrey Ramsey and was Host’s former Administrative Assistant.  Host terminated both individuals on November 23, 2005.  On or about March 20, 2006, Host instituted an injunction proceeding in the New Haven Superior Court to permanently enjoin this arbitration on the basis that Host never authorized the employment agreements relied upon by Anne and Debra and, as such, are void. The matter was tried the first three days in November and has been continued to November 15, 2006. Briefs are due on December 6th and a decision is expected shortly thereafter. Host believes that it will be successful in permanently barring Anne Ramsey and Debra Ramsey from arbitrating their claims.

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

On May 30, 2006, a Federal District Court in Utah, by judgment, determined that a third party, Coastline Financial was in fact superior to the rights purchased by Host from Mr. Sack. Host has argued that the existence of this prior claim violates representations and warranties made by Mr. Sack in the documentation by which Host has bought its position. As a result of these violations, Host ceased payments in June 2006 under this note and advised Mr. Sack that Host reserves its rights to demand recovery of amounts paid to Mr. Sack.

Mr. Sack is the stepfather of Peter Sarmanian, our current director. Mr. Sarmanian did not participate in any discussion or deliberations regarding the sale agreement nor did he participate in the vote by our board approving the sale agreement.

HOST AMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 -	COMMITMENTS AND CONTINGENCIES (Continued)

POWER REDUCTION SERVICES, LLC AGREEMENT

During the third quarter of 2005, Host entered into a verbal agreement with Power Reduction Services, LLC pursuant to which Host appointed Power Reduction Systems as Host’s exclusive distributor of the energy management product in the northeastern part of the United States. Power Reduction Services will act as Host’s exclusive independent sales, contractor and installer for energy products and services. In addition, Host intends to grant Power Reduction Services a nonexclusive, nontransferable license to use the software associated with and incorporated into the energy products in connection with its distribution, sales and installation of Host’s products.

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

The Company maintains a 401(k) defined contribution plan which covers all participating employees who have a minimum of one year of service. The Company provides a cash match benefit at the rate of five percent of the participating employees’ gross contributions. Employees become fully vested in the Company’s contribution after six years of service. The Company’s contribution for the years ended June 30, 2006, 2005 and 2004 totaled $35,445, $25,113 and $33,796, respectively.

NOTE 17 -	RELATED PARTY TRANSACTIONS

LEASES

The Company leases land and real property from a partnership owned by certain employees/stockholders under a newly extended lease agreement which commenced in 2000 and expires in 2010. The terms of the lease calls for an initial annual payment of $37,080 payable in monthly installments and increasing at a rate of 3% annually for the next five years. RS Services leases its facility from an employee of the Company under a lease agreement with an initial five-year term, which commenced in February 2005, at $60,000 per year, with three subsequent renewal options for two years each.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 -	RELATED PARTY TRANSACTIONS (Continued)

PRIVATE PLACEMENTS

The Company is obligated to certain officers, directors, and affiliated persons in connection with the private placements of unsecured debt.

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

On January 19, 2005, in consideration of $100,000 from Mr. C. Michael Horton, a current director, Host issued an unsecured convertible promissory note for $100,000 at 7.5% interest with a due date of January 19, 2007. On January 19, 2006 through January 29, 2007, Mr. C. Michael Horton will have the option of having Host pay off the $100,000 unsecured convertible promissory note by issuing 24,390 shares of common stock. In addition, on January 19, 2005, in consideration of $100,000 from Mr. C. Michael Horton, Host issued 24,390 shares of common stock. Officers and directors of Host did not receive any commission or other remuneration for shares sold by them

On June 7, 2005, Host issued 37,037 shares of its common stock and an 8.5% per annum, unsecured convertible promissory note with a gross face amount of $100,000 to Mr. Patrick Healy, a current director. Mr. Healy purchased the unit for $200,000. The note is due and payable on June 16, 2007 and is convertible after one year, in whole or in part, into shares of common stock at $2.70 per share.

On June 16, 2005, Host issued 21,098 shares of its common stock and an 8.5% per annum, unsecured convertible promissory note with a gross face amount of $50,000 to Mr. C. Michael Horton, a current director. Mr. C. Michael Horton purchased the unit for $100,000. The note is due and payable on June 22, 2007 or convertible after June 22, 2006 in whole or in part, into shares of common stock at $2.37 per share.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 -	RELATED PARTY TRANSACTIONS (Continued)

EARNOUTS

In accordance with the RS Services acquisition, Host is obligated to pay Mr. Sparks, an officer of RS Services, an “Earnout” as discussed in Note 3. Any such amounts earned will result in a charge to operations for compensation expense.

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

PYRAMID TECHNOLOGIES

As explained in Note 15, Host has accepted a proposal from Pyramid Technologies, an outside developer and supplier for our newly designed light controller product, to engineer and design the new technology of the product. The President of Pyramid is the brother-in-law of Mr. C. Michael Horton, a current director of Host.

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

Business segment financial information as of and for the year ended June 30, 2006 is as follows:

	Business Dining	Unitized Meals	Energy Management	Total	Discontinued Operations	Consolidated
Sales to unaffiliated customers	$12,112,975	$15,228,113	$9,654,349	$36,995,437	$-	$36,995,437
Segment income (loss)	(10,198,643)	551,021	(3,289,292)	(12,936,914)	-	(12,936,914)
Depreciation and amortization	64,010	267,129	219,146	550,285	-	550,285
Provision for income taxes	12,000	48,000	-	60,000	-	60,000
Segment assets	1,677,862	4,553,316	3,554,027	9,785,205	-	9,785,205
Capital expenditures	33,324	43,283	132,501	209,108	-	209,108

Business segment financial information as of and for the year ended June 30, 2005 is as follows:

	Business Dining	Unitized Meals	Energy Management	Total	Discontinued Operations	Consolidated
Sales to unaffiliated customers	$13,135,230	$14,458,945	$3,199,661	$30,793,836	$-	$30,793,836
Segment loss	(3,384,948)	(1,062,031)	(5,216,176)	(9,663,155)	-	(9,663,155)
Impairment charge	-	1,102,056	2,592,968	3,695,024	-	3,695,024
Depreciation and amortization	52,268	258,376	186,186	496,830	-	496,830
Provision for income taxes	9,000	30,000	-	39,000	-	39,000
Segment assets	4,842,209	4,371,157	3,541,008	12,754,374	-	12,754,374
Capital expenditures	20,317	84,226	172,842	277,385	-	277,385

Business segment financial information as of and for the year ended June 30, 2004 is as follows:

	Business Dining	Unitized Meals	Energy Management	Total	Discontinued Operations	Consolidated
Sales to unaffiliated customers	$12,820,482	$12,057,002	$57,823	$24,935,307	$-	$24,935,307
Segment loss	(1,249,127)	(4,555,117)	(6,712,468)	(12,516,712)	(344,181)	(12,860,893)
Impairment charge	-	4,486,455	5,079,587	9,566,042	-	9,566,042
Depreciation and amortization	88,776	359,446	59,600	507,822	-	507,822
Provision for income taxes	40,000	15,000	-	55,000	-	55,000
Segment assets	10,784,306	3,226,113	357,974	14,368,393	1,322,800	15,691,193
Capital expenditures	29,182	79,067	164,888	273,137	-	273,137

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 -	SELECTED QUARTERLY DATA (UNAUDITED)

Unaudited quarterly data for the years ended June 30, 2006 and 2005 follows. Fiscal 2005 reflects the results for the SelectForce subsidiary as discontinued operations. On March 31, 2005, Host sold all of its shares in SelectForce, which was its employment screening segment (see Note 4).

	Fiscal 2006 Quarter Ended
	June 30, 2006	March 31, 2006	Dec 31, 2005	Sept 30, 2005
Net revenues	$10,309,579	$9,567,321	$8,069,729	$9,048,808
Net loss	(1,335,922)	(1,266,917)	(2,705,066)	(7,629,009)
Basic and diluted EPS	(0.18)	(0.18)	(0.40)	(1.16)

	Fiscal 2005 Quarter Ended
	June 30, 2005	March 31, 2005	Dec 31, 2004	Sept 30, 2004
Net revenues	$9,228,356	$8,163,964	$6,926,581	$6,474,935
Loss from continuing operations	(6,365,743)	(1,438,177)	(752,608)	(1,106,627)
Income (loss) from discontinued operations	-	(90,436)	2,502	87,934
Net loss	(6,365,743)	(1,528,613)	(750,106)	(1,018,693)
Basic and diluted EPS:
Continuing operations	(1.45)	(0.32)	(0.18)	(0.27)
Discontinued operations	(0.00)	0.02	0.00	0.02
Net loss	(1.45)	(0.34)	(0.18)	(0.25)

NOTE 20 -	SUBSEQUENT EVENTS

PRIVATE PLACEMENTS

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

NOTE 21 -	VALUATION AND QUALIFYING ACCOUNTS

Year ended June 30, 2006	Balance at Beginning of Period	Additions	Balance at End of Period
Accounts Receivable:
Allowance for doubtful accounts	$52,495	$162,038	$214,533

Deferred Tax Asset:
Valuation Allowance	4,173,431	3,338,667(1)	7,512,098

Year ended June 30, 2005	Balance at Beginning of Period	Additions	Balance at End of Period
Accounts Receivable:
Allowance for doubtful accounts	$23,000	$29,495	$52,495

Deferred Tax Asset:
Valuation Allowance	1,780,272	2,393,159(1)	4,173,431

Year ended June 30, 2004	Balance at Beginning of Period	Additions	Balance at End of Period
Accounts Receivable:
Allowance for doubtful accounts	$20,000	$3,000	$23,000

Deferred Tax Asset:
Valuation Allowance	1,631,000	149,272(1)	1,780,272

(1)	Valuation allowance directly offsets effects of income tax provision.