Form 10-Q
period 2006-09-30
HOST AMERICA CORP
filed 2006-12-21
CIK 809012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐  Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

On December 1, 2006, there were 8,876,514 shares of the registrant’s common stock, $.001 par value, outstanding.

HOST AMERICA CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2006 (Unaudited)	June 30, 2006 (Audited)
CURRENT ASSETS
Cash and cash equivalents	$820,328	$618,146
Accounts receivable, net of allowance for doubtful accounts of $214,533 as of September 30 and June 30, 2006	5,657,880	5,376,032
Inventories	1,160,886	1,000,825
Prepaid expenses and other current assets	785,878	653,044
Total current assets	8,424,972	7,648,047

EQUIPMENT AND IMPROVEMENTS, net	1,237,692	1,351,780

OTHER ASSETS
Other	384,391	364,391
Deferred financing costs, net	180,108	203,487
Intangible assets, net	202,500	217,500
	766,999	785,378
Total Assets	$10,429,663	$9,785,205

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Demand note payable	$492,246	$378,646
Secured debt	350,000	-
Current portion of long-term debt	507,397	449,029
Current portion of unsecured debt	250,000	250,000
Accounts payable	5,389,167	5,004,316
Accrued expenses	3,094,753	3,182,912
Total current liabilities	10,083,563	9,264,903

LONG-TERM LIABILITIES
Long-term debt, less current portion	979,472	1,055,948
Unsecured debt, less current portion	2,790,159	2,728,136
	3,769,631	3,784,084
Total liabilities	13,853,194	13,048,987

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $.001 par value, 2,000,000 shares authorized
Preferred stock, Series B, $.001 par value, 266,667 shares issued and outstanding	267	267
Common stock, $.001 par value, 80,000,000 shares authorized; 8,611,514 and 7,626,514 issued and outstanding at September 30 and June 30, 2006, respectively	8,612	7,627
Additional paid-in capital	39,625,451	38,407,699
Accumulated deficit	(43,057,861)	(41,679,375)
Total stockholders’ deficiency	(3,423,531)	(3,263,782)
Total Liabilities and Stockholders’ deficiency	$10,429,663	$9,785,205

See accompanying notes to the condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

	2006	2005

NET REVENUES	$9,114,810	$9,048,808

OPERATING COSTS AND EXPENSES
Cost of revenues	7,851,375	7,565,474
Selling, general and administrative expenses	2,151,163	4,549,253
Depreciation and amortization	122,013	149,687
Research and development costs	137,117	178,500
	10,261,668	12,442,914

Loss from operations	(1,146,858)	(3,394,106)

OTHER INCOME (EXPENSE)
Fair value loss on warrant	-	(1,214,958)
Other income	6,080	67,900
Amortization and write off of deferred financing costs	(23,378)	(1,023,929)
Amortization and write off of debt discount	(62,022)	(1,786,772)
Interest expense	(129,308)	(262,144)
	(208,628)	(4,219,903)
Loss before provision for income taxes	(1,355,486)	(7,614,009)

Provision for income taxes	15,000	15,000
Net loss	(1,370,486)	(7,629,009)

Preferred stock dividends	(8,000)	(8,000)

Net loss applicable to common stockholders	$(1,378,486)	(7,637,009)

Net loss per share - basic and diluted	$(0.17)	$(1.16)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	8,071,840	6,572,798

See accompanying notes to the condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,370,486)	$(7,629,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	170,740	198,689
Bad debt expense	13,751	3,147
Revaluation of warrant liability	-	1,214,958
Non cash interest expense	-	13,640
Non cash rental expense	22,084	-
Amortization and write off of debt discount	62,022	1,786,772
Non-cash compensation for services	65,658	103,523
Amortization and write off of deferred financing costs	23,378	1,023,929
Beneficial conversion charge to interest expense	-	138,583
Stock compensation costs	23,773	426,446
Gain on disposal of property and equipment	(422)	-
Changes in operating assets and liabilities	(95,495)	(442,060)
Net cash used in operating activities	(1,084,997)	(3,161,382)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment and improvements	(20,452)	(55,983)
Decrease in restricted cash	-	1,630,000
Net cash provided by (used in) investing activities	(20,452)	1,574,017

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from demand note	113,600	-
Proceeds from issuance of common stock, net	905,000	1,858,980
Proceeds from secured debt	350,000	-
Principal payments on long-term debt	(60,969)	(90,516)
Net cash provided by financing activities	1,307,631	1,768,464

NET INCREASE IN CASH	202,182	181,099

Cash and cash equivalents, beginning of period	618,146	1,015,227

Cash and cash equivalents, end of period	$820,328	$1,196,326

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED) (Continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
	2006	2005

Cash paid during the quarter for:
Interest	$35,528	$27,613
Income taxes	16,553	9,243

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	2006	2005
Equipment acquired through assumption of notes payable and capital leases	$33,881	$20,196
Issuance of common stock upon conversion of long-term debt and accrued interest	-	7,577,718
Dividends on preferred stock	8,000	8,000
Promissory note issued for rental expense	22,084	-
Debt forgiven on disposal of property and equipment	13,034	-

See accompanying notes to the condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

GOING CONCERN

The Company incurred net losses of $1,370,486 and $7,629,009 for the quarter ended September 30, 2006 and 2005, respectively. The Company had $1,084,997 and $3,161,382 of cash that was used in operating activities for the three months ended September 30, 2006 and 2005, respectively. At September 30, 2006 the Company had a working capital deficiency and a stockholders’ deficiency of $1,658,591 and $3,423,531 respectively.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

GOING CONCERN (Continued)

In addition, as described in Note 6, the Company is currently involved in significant litigation that may have an adverse effect on the Company’s operations. The Company has been subject to an SEC investigation and has been named defendant in numerous litigations, including shareholder lawsuits. If an adverse ruling with any or all of these legal matters occurs, the Company may be forced to make material payments, restructure operations, sell off a significant portion of its assets or take other necessary and appropriate matters to ensure its ability to continue operations.

As discussed above, the Company has suffered recurring losses, has negative cash flows, has a working capital deficiency, has a stockholders’ deficiency and is currently involved in significant litigations that can have an adverse effect on the Company’s operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company plans to improve cash flow through continued focus, deployment and promotion of its energy management segment and the underlying technology associated with the Company’s newly designed light controller. The Company also plans to continue its efforts to identify ways of reducing operating costs and to increase liquidity through additional equity and debt financing. Moreover, the Company has entered into agreements with institutional investment firms to provide investment banking services and explore opportunities for additional equity and debt financings. The completion of any equity and debt fundings and the operational initiatives would improve the Company’s cash flow and help foster the implementation of the Company’s current initiatives and business plan.

BASIS OF PRESENTATION

The condensed consolidated financial statements of Host America Corporation and subsidiaries (the “Company”) for the three months ended September 30, 2006 and 2005 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) and disclosures necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

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

Inventories consist of the following as of September 30 and June 30, 2006:

	September 30, 2006	June 30, 2006

Raw materials	$878,057	$809,337
Finished goods	282,829	191,488

Totals	$1,160,886	$1,000,825

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

REVENUE RECOGNITION (Continued)

Energy Management. Our energy management division recognizes revenues from contract installations on a percentage of completion basis, direct sales of energy products upon a fixed or a determinable price, occurrence of delivery and reasonable assured collectibility, and the installation of computerized products when the products are delivered and the installation is complete.

RESEARCH AND DEVELOPMENT

Research and development costs related to our energy management division are charged to expense when incurred. The amount charged to expense for the three months ended September 30, 2006 and 2005 was $137,117 and $178,500 respectively.

INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the temporary differences between the consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the estimated amount realizable. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets or liabilities.

NET EARNINGS (LOSS) LOSS PER COMMON SHARE

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings (loss) per share pursuant to the provisions of SFAS 128, Earnings per Share. Basic earnings (loss) per share is calculated by dividing net income or loss (including dividend requirements on the Company’s outstanding preferred stock) by the weighted average number of common shares outstanding during each period.

Net loss per common share was computed based upon 8,071,840 and 6,572,798 weighted average number of common shares outstanding during the three months ended September 30, 2006 and 2005, respectively.

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

The September 30, 2006 preferred stock dividend declared of $8,000 has been added to the net loss of $1,370,486 for the quarter ended September 30, 2006 to calculate the net loss applicable to common stockholders of $1,378,486 and the corresponding net loss per common share of $0.17. The 2005 preferred stock dividend declared of $8,000 has been added to the net loss of $7,629,009 for the quarter ended September 30, 2005 to calculate the net loss applicable to common stockholders of $7,637,009 and the corresponding net loss per common share of $1.16.

Convertible preferred shares subject to potential dilution totaled 266,667 for the quarters ended September 30, 2006 and 2005. Shares under stock purchase options totaled 1,171,478 and 1,465,678 for the quarters ended September 30, 2006 and 2005, respectively. Shares under warrants totaled 2,701,279 and 2,277,779 for the quarters ended September 30, 2006 and 2005, respectively. Convertible notes subject to potential dilution totaled 82,524 for the quarter ended September 30, 2006.

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

The Company recorded the cost of stock options in the September 30, 2006 period of $23,773 and in the September 30, 2005 period of $426,446. The fair value of stock options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0% for 2005; expected volatility range of 68% to 72% for 2005; average risk-free interest rate range of 4.18% for 2005; and expected option holding period of 10 years for 2005. There were no stock options granted to employees during the September 30, 2006 period.

RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

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

DEFERRED FINANCING COSTS

Costs incurred in connection with obtaining the subordinated debt have been deferred and are being amortized over the term of the related borrowings using the straight-line method. Additionally, capitalized costs in connection with obtaining the Laurus debt have been expensed in July 2005 as a result of the conversion of the Laurus debt into equity.

NOTE 2 -	SECURED PROMISSORY NOTES

On July 5, 2006, the Company completed the private placement of $350,000 aggregate principal amount of Secured Promissory Notes (the “Notes”) with five individuals within the Company, including certain officers and directors of the Company, and entered into a Security Agreement with respect to the Notes. These notes are secured by a first lien with Host’s corporate dining receivables. The Notes bear interest at the rate of ten percent (10%) per annum. The Notes may be prepaid in whole or in part at any time without penalty, but in no event later than 180 days from the date of issuance. The final maturity date of the Notes shall be 180 days from July 5th, on which date the entire indebtedness evidenced by the Notes, including, without limitation, the unpaid principal balance and unpaid interest accrued thereon, shall be due and payable.

NOTE 3 -	DEMAND NOTE PAYABLE

RS Services has a revolving line of credit with a bank that provides for borrowings up to a maximum on $500,000 and a maturity of less than one year. Interest is calculated based on a variable rate index equal to the Wall Street Journal prime rate daily plus 1% per annum (9.25% at September 30, 2006). The note is collateralized by certain assets of RS and has an outstanding balance of $492,246 at September 30, 2006.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 4 -	STOCKHOLDERS’ EQUITY

The Company did not grant any stock options during the quarter and recorded forfeitures of 200 and 300 options from the 2000 and 2003 stock option plans, respectively, as actual terminations according to the plan policy.

COMMON STOCK AND WARRANTS

On July 31, 2006, Host closed a private placement of 500,000 shares of common stock and 150,000 common stock purchase warrants to a limited number of accredited investors. The warrants are exercisable for a period of the later of five years or two years after the shares underlying the warrants are listed and registered for resale pursuant to an effective registration at an exercise price of $1.75 per share.  The securities were sold at a price of $1.00 per share for aggregate proceeds of $500,000.  The offer and sale was made by the Company’s officers and directors and no commissions were paid in connection with the transaction.

On September 19, 2006, Host issued 30,000 shares of common stock as retainer to an institutional investment firm for engagement fees. The securities were issued at a discounted price to the market of $1.00 per share for aggregate proceeds of $30,000 and recorded as expense at fair value when issued.

On October 11, 2006, Host completed a private placement of 660,000 shares of common stock and 198,000 common stock purchase warrants to a limited number of accredited investors. Common stock issued during the September 30, 2006 quarter under this private placement totaled 455,000 shares. Host issued 136,500 common stock purchase warrants during the September 30, 2006 quarter under this private placement. The warrants are exercisable for a period of the later of five years or two years after the shares underlying the warrants are listed and registered for resale pursuant to an effective registration at an exercise price of $1.75 per share. The securities were sold at a price of $1.00 per share for aggregate proceeds during the September 30, 2006 quarter of $455,000. The offer and sale was made by the Company’s officers and directors and 5% commissions were paid to a NASD-licensed broker-dealer in connection with the transaction.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 4 -	STOCKHOLDERS’ EQUITY (Continued)

LAURUS CONVERSION

In July 2005, Laurus Master Funds, Ltd. (“Laurus”) exercised the right to convert its notes into 1,502,885 shares of our common stock at conversion prices of $3.50, $5.03 and $5.48 and exercised a total of 303,038 warrants at $5.98 per share. Liabilities of approximately $7.8 million were converted into equity and Host received approximately $1.8 million from the exercise of the warrants. A non-cash charge of approximately $2.7 million has been reflected in the first quarter of fiscal 2006 associated with the write off of the debt discount and the unamortized and deferred financing charges. H.C. Wainwright & Co., the placement agent that assisted the Company in the Laurus financing, and three of its principals exercised 182,701 warrants in a cashless exercise that resulted in the net issuance of 76,597 common shares at an exercise price of $5.43 per share.

NOTE 5 -	INCOME TAXES

The provision for income taxes consists of current state income taxes of $15,000 each for the three months ended September 30, 2006 and 2005.

As of September 30, 2006, the Company has federal net operating loss carryforwards of approximately $17,606,000 expiring through fiscal 2027.

The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized. At September 30, 2006, the Company has recorded a valuation allowance for all of its net deferred tax assets and for the quarter ended September 30, 2006 the Company increased the valuation allowance by approximately $468,000.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 6 -	CONTINGENCIES

LEGAL MATTERS

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

Host has proceeded in another, related case in the District Court in Utah in which Host maintains rights to the inventory under the Uniform Commercial Code. Host believes it acquired the rights to the above inventory by acquiring the rights to a loan between K.W.M. and a third-party lender in which the inventory was described as collateral. The owner’s right to collateral under the loan supersedes the rights of Coastline under the landlord’s lien. Host maintains that the U.C.C. filing made by the third-party lender was perfected before Coastline filed its lien.  The case was scheduled to be heard on May 16, 2006 and the appeal in the damages award case was filed on or before May 11, 2006. A motion for summary judgment in that case was heard on May 16, 2006, which resulted in a denial of Host’s claim, determining that the U.C.C. lien was not perfected. A court mediator has been assisting with settlement of the case and provided for both parties to consider a settlement which is more than covered by Host’s supersedeas bond already fully funded by Host. However, there also remains for decision a claim by Coastline that Host received a computer containing intellectual property software and that Host improperly acquired title to the software. Host denies that any transfer of title took place. That case has been set for hearing on January 4, 2007.

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

Class Actions (Continued)

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

On September 21, 2005, as amended on September 26, 2005, the Court issued a Consolidation and Scheduling Order, consolidating the above-referenced class actions under the caption, In re Host America Securities Litigation, Civil Action No. 05-cv-1250 (JBA). On June 15, 2006, lead plaintiff filed a Consolidated Complaint for Violations of the Securities Laws (“Consolidated Complaint”). The Consolidated Complaint, which supersedes all previously filed class action complaints, names as defendants Host, Geoffrey W. Ramsey, David J. Murphy, Peter Sarmanian and Roger D. Lockhart, and purports to be brought on behalf of all persons who purchased the publicly traded securities of the Company between July 12, 2005 and September 1, 2005. The Consolidated Complaint is based on substantially the same allegations as the earlier filed complaints. Plaintiffs seek unspecified damages based on alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and under Section 20A against defendants Sarmanian and Lockhart. On December 18, 2006, Host America and its past and present officer and director defendants filed a request for a pre-motion conference respecting their contemplated motion to dismiss. The court has scheduled a conference for January 12, 2007.

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

On June 22, 2006, the federal derivative plaintiffs filed a Verified Amended Derivative Complaint, which names as defendants Geoffrey Ramsey, David Murphy, Anne Ramsey, Peter Sarmanian, Gilbert Rossomando, Roger Lockhart, Host directors C. Michael Horton, Nicholas M. Troiano, Patrick J. Healy, and John D’Antona, and Host itself as a nominal defendant. The Verified Amended Derivative Complaint is based on substantially the same allegations as the earlier filed federal derivative complaints, and asserts causes of action for breach of fiduciary duty, gross negligence, abuse of control, gross mismanagement, breach of contract, unjust enrichment, and insider trading. The complaint seeks an unspecified amount of damages and other relief. On December 18, 2006, Host America and its past and present officer and director defendants filed a request for a pre-motion conference respecting their contemplated motion to dismiss. The Court has scheduled a conference for January 12, 2007.

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

On or about May 31, 2006, Host America removed the Contreras action to the United States District Court for the District of Connecticut, and subsequently filed a motion to consolidate that action with the In re Host America Securities Litigation. Plaintiffs moved to remand the case to state court, which Host America opposed. Following an order granting plaintiffs’ motion, the federal court remanded the Contreras action to state court on September 20, 2006. The Company has filed a motion to extend the time to respond to the complaint until January 25, 2007.

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

SEC Investigation

On July 19, 2005, the staff of the Securities and Exchange Commission’s Fort Worth Office initiated an informal inquiry into the facts and circumstances surrounding a press release issued by the Company on July 12, 2005. On July 22, 2005, the SEC issued a Formal Order of Investigation into the issuance of the press release and initiated a suspension in the trading of Host’s securities. The SEC investigation is still ongoing, and Host’s current officers have responded to all SEC requests for interviews and information.

CEO Termination

On December 12, 2005, Geoffrey Ramsey, former President and Chief Executive Officer of the Company, filed a Demand for Arbitration with the American Arbitration Association arising from the Company’s termination of his employment in November of 2005. Mr. Ramsey alleged that the Company terminated his employment without just cause in violation of his employment contract and in so doing violated the covenant of good faith and fair dealing.

Additionally, Mr. Ramsey contends that under the terms of his employment contract he is entitled to severance equal to six months of his salary for each calendar year that he was employed by the Company. The arbitration had been initially scheduled for November 27th, 28th and 30th, 2006, but has been postponed until March 26th, 27th, 28th and April 2nd, 3rd and 4th, 2007, resulting from Mr. Ramsey filing a “motion in limine.” The extended time will permit Host to respond to the “motion in limine” and afford the arbitrator proper time to decide on the motion. The Company intends to vigorously defend itself and believes that the arbitrator will find that just cause existed for Mr. Ramsey’s termination.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 6 -	CONTINGENCIES (Continued)

LEGAL MATTERS (Continued)

Anne and Debra Ramsey Arbitration

On December 2, 2005, a Demand for Arbitration was filed by Anne Ramsey and Debra Ramsey alleging that their employment was terminated in breach of employment agreements that they purportedly entered into with Host.  Anne Ramsey, the sister of Geoffrey Ramsey, was Host’s former Human Resource Director and currently serves on the Board of Directors and is Host’s corporate secretary. Debra Ramsey is the wife of Geoffrey Ramsey and was Host’s former Administrative Assistant.  Host terminated both individuals on November 23, 2005.  On or about March 20, 2006, Host instituted an injunction proceeding in the New Haven Superior Court to permanently enjoin this arbitration on the basis that Host never authorized the employment agreements relied upon by Anne and Debra and, as such, are void. The matter was tried the first three days in November and had been continued until November 15, 2006. Briefs were submitted on December 6th and a decision is expected in early calendar 2007. Host believes that it will be successful in permanently barring Anne Ramsey and Debra Ramsey from arbitrating their claims.

NOTE 7 -	INDUSTRY SEGMENT INFORMATION

The Company has three major reportable segments: the business dining segment that is operated by Host, the unitized meals and energy management segments that are operated by Host’s two wholly-owned subsidiaries Lindley and RS Services, respectively. The segments were determined based on the components of the Company’s business that are evaluated separately by management. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Business segment financial information as of and for the three months ended September 30, 2006 is as follows:

	Business Dining	Unitized Meals	Energy Management	Consolidated
Sales to unaffiliated customers	$3,157,447	$3,624,396	$2,332,967	$9,114,810
Segment profit (loss)	(914,936)	46,508	(502,058)	(1,370,486)
Depreciation and amortization	12,862	64,384	93,494	170,740
Provision for income taxes	3,000	12,000	-	15,000
Segment assets	2,045,125	4,648,245	3,736,293	10,429,663

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 7 -	INDUSTRY SEGMENT INFORMATION (Continued)

Business segment financial information as of and for the three months ended September 30, 2005 is as follows:

	Business Dining	Unitized Meals	Energy Management	Consolidated
Sales to unaffiliated customers	$3,019,867	$3,869,156	$2,159,785	$9,048,808
Segment profit (loss)	(7,176,814)	170,902	(623,097)	(7,629,009)
Depreciation and amortization	16,245	64,252	118,192	198,689
Provision for income taxes	3,000	12,000	-	15,000
Segment assets	2,776,068	4,549,480	3,696,523	11,022,071

NOTE 8 -	SUBSEQUENT EVENTS

PRIVATE PLACEMENTS

On October 11, 2006, Host completed a private placement of 660,000 shares of common stock and 198,000 common stock purchase warrants to a limited number of accredited investors. Common stock issued during the September 30, 2006 quarter under this private placement totaled 455,000 shares. Host issued 136,500 common stock purchase warrants during the September 30, 2006 quarter under this private placement. The warrants are exercisable for a period of the later of five years or two years after the shares underlying the warrants are listed and registered for resale pursuant to an effective registration at an exercise price of $1.75 per share. The securities were sold at a price of $1.00 per share for aggregate proceeds during the September 30, 2006 quarter of $455,000. The offer and sale was made by the Company’s officers and directors and 5% commissions were paid to a NASD-licensed broker-dealer in connection with the transaction.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. “Forward-looking statements” are those statements that describe management’s beliefs and expectations about the future. Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the “Risk Factors” section of our 2006 Annual Report on Form 10-K.

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

We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this Quarterly Report on Form 10-Q to identify forward-looking statements.  These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements.  The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our ability to retain and renew customer contracts;
•	our need to finance clients’ equipment and initial start-up costs;
•	our dependence on building owners’ ability to retain clients;
•	fluctuations in food costs;
•	uncertainties in the competitive bidding process;
•	our dependence on key personnel;
•	the outcome of existing litigation and the potential for new litigation;
•	intense competition in the industry segments in which we operate on a local and national level;
•	the integration and success of the early stage energy management division and its ability to produce favorable revenue and profitability; and
•	other factors including those discussed under “Risk Factors” in Item 1A of our 2006 Annual Report on Form 10-K.

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

Overview

We are an outsource provider of food service management and energy conservation management. Host Business Dining and Lindley Food Service comprise our food service division and RS Services comprises our energy management division.

In 2000, we started the process of building an organization that provided solutions to the needs of large businesses and institutions. The three segment operating divisions either have locations or clients in the following states: Connecticut, Indiana, Massachusetts, New Hampshire, New Jersey, New York, Oklahoma, Rhode Island and Texas.

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

Recent Developments

This section covers developments beginning in the first quarter of fiscal 2007 (beginning July 1, 2006), the last period for which reports were provided to shareholders.

Coastline Litigation Settlement

We are currently in negotiations with Coastline to settle all litigation and assign its judgment against K.W.M. in exchange for us agreeing that all monies on deposit with the court plus accumulated interest, be paid over to Coastline.  Under the potential settlement, Host would be released from all claims by Coastline, and in addition Host would supersede Coastline’s judgment against K.W.M., which the trial court has ruled that the U.C.C. lien was not perfected by the third party lender. This effectively assigns to us all rights which K.W.M. has in the ENS Boards software together with all product inventory on K.W.M.’s premises as of September 1, 2004.  We would also receive a general release by Coastline that it has no remaining claims against us.

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

We plan to improve profitability through the promotion of our energy management segment. We also plan to continue our efforts to identify ways of reducing costs and to increase liquidity through additional equity and debt financings. Moreover, the Company has entered into investment banking agreements to assist in additional equity and debt financings on a best-efforts basis. The completion of any future equity and debt fundings and the operational initiatives would further enhance the Company’s profitability and cash flow.

We are in the process of a strategic review of our business operations and have made progress in implementing new initiatives at our energy management business as well as strengthening our food services business.

We believe in our plan to grow our business and obtain profitability through sales growth, cost reductions and through future strategic alliances. Our energy management business has recently recorded initial sales of its newly designed light controller following successful beta tests. We have also moved ahead with the development of a new name for the product line, and marketing material is currently being developed. The food service business is continuing its solid performance, maintaining strong relationships with existing clients and successfully introducing new concepts to customers.

Results of Operations
Three months ended September 30, 2006 (the “2006 Period”) vs. three months ended September 30, 2005 (the “2005 Period”)

The following are our net revenues for the:

	2006 Period	2005 Period	$ Variance	% Variance

Corporate Dining	$3,157,447	$3,019,867	$137,580	4.6%
Unitized Meals	3,624,396	3,869,156	(244,760)	-6.3%
Energy Management	2,332,967	2,159,785	173,182	8.0%

Total Revenues	$9,114,810	$9,048,808	$66,002	0.7%

We have experienced a nominal aggregate revenue increase of 0.7% as compared to the three months ended from the fiscal quarter prior. The marginal improvement in revenues we have experienced resulted from favorable variances in energy management and corporate dining being offset by revenue reductions from our unitized meals division. The increase in RS Services revenue is associated with new electrical contracts and construction orders and the introduction of our newly-designed light controller. RS Services has an established business in the electrical and energy management field on a national scale as well as having a UL approved panel shop for the assembly of products. Our energy management product is currently in its developmental stages, and we expect to continue to grow and develop our newly-designed light controller in fiscal 2007. Corporate dining accounts experienced a revenue increase largely due to securing new contracts with existing clients. A decrease in unitized meals as compared to the 2005 Period was attributable to market softening in our summer feeding programs. The majority of unitized meals work is done on a contract basis with terms ranging from one to five years, and due to the fact that most of unitized meals business is awarded as a result of a competitive bidding process, we cannot predict if unitized meals will be successful in securing new contracts or renewing existing ones.

The following are our direct costs and margins for the:

	2006 Period	2005 Period	$ Variance	% Variance
Cost of revenues from:
Corporate Dining	$2,887,484	$2,740,576	$146,908	5.4%
Unitized Meals	2,916,443	3,068,473	(152,030)	-5.0%
Energy Management	2,047,448	1,756,425	291,023	16.6%

Total costs of revenues	$7,851,375	$7,565,474	$285,901	3.8%

	2006 Period	2005 Period	Variance
Direct cost margins from:
Corporate Dining	8.6%	9.2%	-0.7%
Unitized Meals	19.5%	20.7%	-1.2%
Energy Management	12.2%	18.7%	-6.4%

Total direct cost margin	13.9%	16.4%	-2.5%

The Company’s cost of revenues represent the direct cost of food and paper products and related labor costs to prepare and host food associated services, as well as business dining unit direct costs for the production and display for business dining, and the cost of contracted services, job materials and direct wages for electrical installations. Cost of revenues within our energy management division increased resulting mainly from increased material prices and fuel and other costs. The increase in costs are anticipated to continue the first quarter trend for the balance of the fiscal year for revenues associated with contract and other construction work and will fluctuate further depending on pricing of materials and increased use and reliance of subcontractor services. Our energy management product generates margins that are more favorable than contract services work and, as we move more towards sales with our newly-designed light controller, we can expect to experience more favorable margin increases. Our corporate dining operating costs increased as compared to the prior fiscal quarter primarily resulting from increased non perishable product purchasing with our newer accounts. Unitized meals margins were slightly decreased as a similar decrease in revenues from summer feeding programs effected margin results.

The following is our other operating costs for the:

	2006 Period	2005 Period	$ Variance

SG&A	$2,151,163	$4,549,253	$(2,398,090)
Depreciation and amortization	122,013	149,687	(27,674)
Research and development	137,117	178,500	(41,383)

Total other operating costs	$2,410,293	$4,877,440	$(2,467,147)

Selling, general and administrative expenses consist primarily of management and clerical salaries, legal, accounting and other professional fees, liability insurance, facility rentals, repairs, maintenance, utilities, commissions, travel and various other costs. The large SG&A decrease over the 2005 Period is primarily attributable to the 2005 Period recording of estimated potential accrued costs to resolve the pending lawsuits, and the inclusion of non-cash compensation for stock options. Depreciation and amortization decreased by $27,674 in the 2006 Period. The balance of the decrease in operating costs and expenses is the 2005 Period research and development costs relating to the development of our newly-designed light controller. We anticipate a substantial decrease in research and development costs associated with our energy management product as development has been completed and the product is ready for market. SG&A costs incurred in the 2006 Period include additional substantial professional fees associated with the audits and reviews of prior years and prior quarters respectively, charged as expense in the current period. We expect our other operating costs generally to increase over the balance of fiscal 2007 due to costs with additional legal and professional fees and the continued ramping up of the infrastructure of our energy management division.

Other Costs:

In the 2005 Period, we recognized Laurus warrant liability resulting from the application of EITF Issue No. 00-19, Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock, which required us to record the effects of implementing the Black Scholes method of valuing the warrant liability on a mark-to-market basis. The non cash loss on the fair value of the warrant liability was $1,214,958 in the 2005 Period. There was no warrant liability recorded in the 2006 Period.

In the 2005 Period, we recorded the Laurus conversion of long term notes into 1,502,885 shares of our common stock at conversion prices of $3.50, $5.03 and $5.48 and exercised a total of 303,038 warrants at

$5.98 per share. Liabilities of approximately $7.8 million were converted into equity and Host received approximately $1.8 million from the exercise of the warrants. As a result, the decrease in the 2006 Period for amortization of deferred financing costs as compared to the 2005 Period was $1,000,551, and amortization of debt discount costs decreased $1,724,750 for the 2006 Period when compared to the 2005 Period. Additionally, interest expense decreased $132,836 for the 2006 Period when compared to the 2005 Period.

Net Loss:

Host incurred a net loss of $1,370,486 for the 2006 Period, as compared to a net loss of $7,629,009 for the 2005 Period. The net loss in the 2006 Period resulted largely from professional costs incurred which included additional substantial professional fees associated with the audits and reviews of prior years and prior quarters respectively. The large net loss in the 2005 Period was primarily a result of the non-cash charges incurred as a result of the conversion of the Laurus notes, the loss associated with the mark-to-market of the warrant liability, additional costs incurred for legal, non-cash compensation charges associated with a new accounting pronouncement and the inclusion of costs associated with our energy management division.

Liquidity and Capital Resources

In fiscal 2006, we were dependent on debt and equity financing to fund our operations, product development, working capital and acquisitions. Our cash flow had been mainly consumed by costs associated with legal and professional fees resulting from the events and circumstances surrounding the press release of July 12, 2005, and from increasing research and development of our newly-designed light controller. We expect to continue to secure additional debt and equity financing until we can sustain positive free cash flow, which we anticipate will commence in the latter part of calendar 2007.

We plan to obtain profitability through increased product sales and incremental services associated with energy management and conservation. We also plan to continue our strategic review of our business operations and efforts to obtain positive free cash flow by seeking and implementing higher margin products and services primarily in energy management and energy conservation. To fund the execution of our strategic plans we will pursue equity financings through institutional capital sources. Ongoing funding efforts and our business and operational initiatives are expected to achieve our forecast for profitability and positive cash flow. However, there can be no assurance that we will be successful with any or all of our strategic initiatives.

On March 8, 2006, our energy management division accepted a purchase order from Power Reduction Services for 333-100 amp light controllers on a “ready to ship” basis. This order provided for an initial deposit of $100,000 and two subsequent deposits contingent upon product availability of $125,000 and $150,000 extending 120 days after initial order date. In the 2006 Period, we recorded revenue for the delivery of 25 units to Power Reduction Services.

We have experienced a cash increase in the 2006 Period of $202,182. The net cash used in operating activities was $1,084,997. Net cash used in investing activities for purchases of equipment was a nominal $20,452. This was funded by net cash received from financing activities of $1,307,631 as a result of the cash received from equity and debt fundraisings.

We anticipate additional cash outflows in fiscal 2007 to support the growth anticipated in energy management, continued attorney fees associated with current lawsuits, and the pay down of outstanding payables. Additionally, as we are named in various class action suits and are fully cooperating with the SEC investigation, we can experience additional cash outflows associated with these matters.

Host’s liquidity as evidenced by its current ratio at September 30, 2006 and June 30, 2006 was .83. Our current assets increased approximately 10% from the June 30, 2006 period and our current liabilities increased approximately 8% in the same period.

We are currently involved in significant litigation that can have an adverse effect on the Company’s operations. The Company has been subject to an SEC investigation and has been named defendant in numerous litigations, including shareholder lawsuits and rights to technology. If an adverse ruling with any or all of these legal matters occurs, we may be forced to either restructure operations, or take other necessary and appropriate matters that could potentially limit our ability to continue operations. At September 30, 2006 the Company had a working capital deficiency and a stockholders deficiency of $1,658,593 and $3,423,533 respectively. These matters raise substantial doubt about our ability to continue as a going concern.

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

On July 31, 2006, we closed a private placement of 500,000 shares of common stock and 150,000 common stock purchase warrants to a limited number of accredited investors. The warrants are exercisable for a period of the later of five years or two years after the shares underlying the warrants are listed and registered for resale pursuant to an effective registration at an exercise price of $1.75 per share.  The securities were sold at a price of $1.00 per share for aggregate proceeds of $500,000.  The offer and sale was made by the Company’s officers and directors and no commissions were paid in connection with the transaction.

On October 11, 2006, Host completed a private placement of 660,000 shares of common stock and 198,000 common stock purchase warrants to a limited number of accredited investors. Common stock issued during the September 30, 2006 quarter under this private placement totaled 455,000 shares. Host issued 136,500 common stock purchase warrants during the September 30, 2006 quarter under this private placement. The warrants are exercisable for a period of the later of five years or two years after the shares underlying the warrants are listed and registered for resale pursuant to an effective registration at an exercise price of $1.75 per share. The securities were sold at a price of $1.00 per share for aggregate proceeds during the September 30, 2006 quarter of $455,000. The offer and sale was made by the Company’s officers and directors and 5% commissions were paid to a NASD-licensed broker-dealer in connection with the transaction.

On October 12th through the 19th, 2006, we closed a private placement of an aggregate 60,000 shares of common stock and 18,000 common stock purchase warrants to a limited number of accredited investors.  The securities were sold at a price of $1.00 per share for aggregate proceeds of $60,000.  The warrants are exercisable for a period of the later of five years or two years after the shares underlying the warrants are listed and registered for resale pursuant to an effective registration at an exercise price of $1.75 per share. The offer and sale was made by the Company’s officers and directors and no commissions were paid in connection with the transaction.

Critical Accounting Policies

There have been no major changes to the critical accounting policies as outlined in the Company’s June 30, 2006 Annual Report on Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks for operations in fiscal 2007 will result primarily from interest rate exposure and stock price fluctuation. Our interest rate exposure relates primarily to long-term debt and demand note obligations. A portion of our interest expense is based upon a variable interest rate at a rate of prime plus 1% on the demand notes as discussed in our 2006 Annual Report on Form 10-K in Note 10 of the Notes to Consolidated Financial Statements. Host’s stock price fluctuation exposure is evidenced by the effects of the classification of warrant liability derivative being subject to the guidance from EITF Issue No. 00-19, Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock. As fair value accounting is implemented, utilizing the variable of CAFÉ.PK stock, the quarterly mark to market of warrant liability derivative is subject to fluctuations in the Company’s stock price. As of September 2006, there was no market risk associated with stock price fluctuation.

ITEM 4. Controls and Procedures

(a)  Evaluation of controls and procedures

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

In the course of the monthly and quarterly financial closing processes, our daily interactions with our control environment, our on-going efforts to redesign and implement an enhanced control environment, management identified a lack of effectiveness regarding various elements of our disclosure policies and material weaknesses with internal controls over financial reporting as of September 30, 2006 that are described in detail below. The Public Company Accounting Oversight Board’s (“PCAOB”) Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the material weaknesses set forth below, our acting Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports the we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and regulations.

Disclosure Control Ineffectiveness

Based on these evaluations, we discovered a lack of effectiveness in our disclosure controls and procedures that occurred during the full quarter ended September 30, 2006. These deficiencies previously identified and disclosed in the 2006 Annual Report on Form 10-K included, but are not limited to: (i) a lack of effectiveness in accumulating and communicating information concerning transactions, litigation and other matters forming the basis of press releases and disclosure in our periodic reports with the SEC; and (ii) instances where certain corporate documents were not filed on Form 8-K or otherwise properly prepared and disclosed in appropriate periodic reports filed with the SEC.

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

Financial Reporting Internal Control Weaknesses

Through management’s continuing review of our financial closing processes, its daily interactions with our control environment, its on-going efforts to redesign and implement an enhanced control environment, management has identified material weaknesses in our internal control over financial reporting. These material weaknesses, are discussed below. As of September 30, 2006, we had not identified any additional material weaknesses other than those specified below. Management’s efforts to redesign our control environment and remediate the material weaknesses in our internal control over financial reporting continued throughout fiscal 2007. Because management was unable to complete the remediation of these material weaknesses in our internal control over financial reporting prior to September 30, 2006, management has concluded that our internal control over financial reporting was not effective as of September 30, 2006.

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

(b) Changes in internal control over financial reporting

Except as otherwise noted above, there has been no change in our internal control over financial reporting during the first quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Host has proceeded in another, related case in the District Court in Utah in which Host maintains rights to the inventory under the Uniform Commercial Code. Host believes it acquired the rights to the above inventory by acquiring the rights to a loan between K.W.M. and a third-party lender in which the inventory was described as collateral. The owner’s right to collateral under the loan supersedes the rights of Coastline under the landlord’s lien. Host maintains that the U.C.C. filing made by the third-party lender was perfected before Coastline filed its lien.  The case was scheduled to be heard on May 16, 2006 and the appeal in the damages award case was filed on or before May 11, 2006. A motion for summary judgment in that case was heard on May 16, 2006, which resulted in a denial of Host’s claim, determining that the U.C.C. lien was not perfected. That case has not yet been made final.  A court mediator has been assisting with settlement of the case and provided for both parties to consider a settlement which is more than covered by Host’s supersedeas bond already fully funded by Host. However, there also remains for decision a claim by Coastline that Host received a computer containing intellectual property software and that Host improperly acquired title to the software. Host denies that any transfer of title took place. That case has been set for hearing on January 4, 2007.

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

On September 21, 2005, as amended on September 26, 2005, the Court issued a Consolidation and Scheduling Order, consolidating the above-referenced class actions under the caption, In re Host America Securities Litigation, Civil Action No. 05-cv-1250 (JBA). On June 15, 2006, lead plaintiff filed a Consolidated Complaint for Violations of the Securities Laws (“Consolidated Complaint”). The Consolidated Complaint, which supersedes all previously filed class action complaints, names as defendants Host, Geoffrey W. Ramsey, David J. Murphy, Peter Sarmanian and Roger D. Lockhart, and purports to be brought on behalf of all persons who purchased the publicly traded securities of the Company between July 12, 2005 and September 1, 2005. The Consolidated Complaint is based on substantially the same allegations as the earlier filed complaints. Plaintiffs seek unspecified damages based on alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and under Section 20A against defendants Sarmanian and Lockhart. On December 18, 2006, Host America and its past and present officer and director defendants filed a request for a pre-motion conference respecting their contemplated motion to dismiss. The court has scheduled a conference for January 12, 2007.

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

On June 22, 2006, the federal derivative plaintiffs filed a Verified Amended Derivative Complaint, which names as defendants Geoffrey Ramsey, David Murphy, Anne Ramsey, Peter Sarmanian, Gilbert Rossomando, Roger Lockhart, Host directors C. Michael Horton, Nicholas M. Troiano, Patrick J. Healy, and John D’Antona, and Host itself as a nominal defendant. The Verified Amended Derivative Complaint is based on substantially the same allegations as the earlier filed federal derivative complaints, and asserts causes of action for breach of fiduciary duty, gross negligence, abuse of control, gross mismanagement, breach of contract, unjust enrichment, and insider trading. The complaint seeks an unspecified amount of damages and other relief. On December 18, 2006, Host America and its past and present officer and director defendants filed a request for a pre-motion conference respecting their contemplated motion to dismiss. The court has scheduled a conference for January 12, 2007.

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

On or about May 31, 2006, Host America removed the Contreras action to the United States District Court for the District of Connecticut, and subsequently filed a motion to consolidate that action with the In re Host America Securities Litigation. Plaintiffs moved to remand the case to state court, which Host America opposed. Following an order granting plaintiffs’ motion, the federal court remanded the Contreras action to state court on September 20, 2006. The Company has filed a motion to extend the time to respond to the complaint until January 25, 2007.

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

SEC Investigation

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

CEO Termination

On December 12, 2005, Geoffrey Ramsey, former President and Chief Executive Officer of the Company, filed a Demand for Arbitration with the American Arbitration Association arising from the Company’s termination of his employment in November of 2005. Mr. Ramsey alleged that the Company terminated his employment without just cause in violation of his employment contract and in so doing violated the covenant of good faith and fair dealing.

Additionally, Mr. Ramsey contends that under the terms of his employment contract he is entitled to severance equal to six months of his salary for each calendar year that he was employed by the Company. The arbitration had been initially scheduled for November 27th, 28th and 30th, 2006, but has been postponed until March 26th, 27th, 28th and April 2nd, 3rd and 4th, 2007, resulting from Mr. Ramsey filing a “motion in limine.” The extended time will permit Host to respond to the “motion in limine” and afford the arbitrator proper time to decide on the motion. The Company intends to vigorously defend itself and believes that the arbitrator will find that just cause existed for Mr. Ramsey’s termination.

Anne and Debra Ramsey Arbitration

On December 2, 2005, a Demand for Arbitration was filed by Anne Ramsey and Debra Ramsey alleging that their employment was terminated in breach of employment agreements that they purportedly entered into with Host.  Anne Ramsey, the sister of Geoffrey Ramsey, was Host’s former Human Resource Director and currently serves on the Board of Directors and is Host’s corporate secretary. Debra Ramsey is the wife of Geoffrey Ramsey and was Host’s former Administrative Assistant.  Host terminated both individuals on November 23, 2005.  On or about March 20, 2006, Host instituted an injunction proceeding in the New Haven Superior Court to permanently enjoin this arbitration on the basis that Host never authorized the employment agreements relied upon by Anne and Debra and, as such, are void. The matter was tried the first three days in November and has been continued until November 15, 2006. Briefs were submitted on December 6th and a decision is expected shortly thereafter. Host believes that it will be successful in permanently barring Anne Ramsey and Debra Ramsey from arbitrating their claims.

Other

In addition, as with most business, there exists routine litigation incidental to our business, none of which is anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows.

Item 1A.     Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for fiscal year 2006.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

We have previously disclosed the information required by this item in our Current Reports on Form(s) 8-K.

Item 3.     Defaults Upon Senior Securities

Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.     Other Information

Not Applicable

Item 6.     Exhibits

(a)	Exhibits
10.88	Form of Secured Promissory Note (incorporated by reference from the Current Report on Form 8-K filed on July 10, 2006)
10.89	Form of Security Agreement (incorporated by reference from the Current Report on Form 8-K filed on July 10, 2006)
31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST AMERICA CORPORATION

Date: December 21, 2006	By: /s/ David J. Murphy
David J. Murphy, Acting President and Chief Executive Officer

Date: December 21, 2006	By: /s/ David J. Murphy
David J. Murphy, Executive Vice President and Chief Financial and Accounting Officer