Form 10-Q
period 2006-12-31
HOST AMERICA CORP
filed 2007-02-13
CIK 809012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

On February 1, 2007, there were 9,011,514 shares of the registrant’s common stock, $.001 par value, outstanding.

HOST AMERICA CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2006

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2006 (Unaudited)	June 30, 2006 (Audited)
CURRENT ASSETS
Cash and cash equivalents	$725,257	$618,146
Accounts receivable, net of allowance for doubtful accounts of $214,533 as of December 31 and June 30, 2006	5,344,946	5,376,032
Inventories	1,344,593	1,000,825
Prepaid expenses and other current assets	682,746	653,044
Total current assets	8,097,542	7,648,047

EQUIPMENT AND IMPROVEMENTS, net	1,122,305	1,351,780

OTHER ASSETS
Other	384,391	364,391
Deferred financing costs, net	398,092	203,487
Intangible assets, net	187,500	217,500
	969,983	785,378
Total Assets	$10,189,830	$9,785,205

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Demand note payable	$492,246	$378,646
Secured debt	407,584	-
Current portion of long-term debt	548,879	449,029
Current portion of unsecured debt	250,000	250,000
Accounts payable	5,315,962	5,004,316
Accrued expenses	3,145,456	3,182,912
Total current liabilities	10,160,127	9,264,903

LONG-TERM LIABILITIES
Long-term debt, less current portion	1,181,755	1,055,948
Unsecured debt, less current portion	2,852,181	2,728,136
Warrant Liability	576,303	-
	4,610,239	3,784,084
Total liabilities	14,770,366	13,048,987

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $.001 par value, 2,000,000 shares authorized
Preferred stock, Series B, $.001 par value, 266,667 shares issued and outstanding	267	267
Common stock, $.001 par value, 80,000,000 shares authorized; 8,976,514 and 7,626,514 issued and outstanding at December 31 and June 30, 2006, respectively	8,977	7,627
Additional paid-in capital	40,091,452	38,407,699
Accumulated deficit	(44,681,232)	(41,679,375)
Total stockholders’ deficiency	(4,580,536)	(3,263,782)
Total Liabilities and Stockholders’ deficiency	$10,189,830	$9,785,205

See accompanying notes to the condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005 (UNAUDITED)

	2006	2005

NET REVENUES	$9,096,897	$8,069,729

OPERATING COSTS AND EXPENSES
Cost of revenues	8,269,041	6,770,120
Selling, general and administrative expenses	2,156,943	3,390,484
Depreciation and amortization	119,025	152,527
Research and development costs	409	171,000
	10,545,418	10,484,131

Loss from operations	(1,448,521)	(2,414,402)

OTHER INCOME (EXPENSE)
Fair value gain (loss) on warrant	93,001	(80,828)
Other income	2,198	4,385
Amortization of deferred financing costs	(30,733)	(23,379)
Amortization of debt discount	(88,911)	(65,274)
Interest expense	(127,405)	(110,568)
	(151,850)	(275,664)

Loss before provision for income taxes	(1,600,371)	(2,690,066)
Provision for income taxes	15,000	15,000

Net loss	(1,615,371)	(2,705,066)
Preferred stock dividends	(8,000)	(8,002)

Net loss applicable to common stockholders	$(1,623,371)	$(2,713,068)

Net loss per share - basic and diluted	$(0.18)	$(0.40)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	8,861,597	6,829,014

See accompanying notes to the condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

	2006	2005

NET REVENUES	$18,211,707	$17,118,537

OPERATING COSTS AND EXPENSES
Cost of revenues	16,120,416	14,434,959
Selling, general and administrative expenses	4,308,106	7,840,372
Depreciation and amortization	241,038	302,214
Research and development costs	137,526	349,500
	20,807,086	22,927,045

Loss from operations	(2,595,379)	(5,808,508)

OTHER INCOME (EXPENSE)
Fair value gain (loss) on warrant	93,001	(1,295,786)
Other income	8,278	72,285
Amortization and write off of deferred financing costs	(54,111)	(1,047,308)
Amortization and write off of debt discount	(150,933)	(1,852,046)
Interest expense	(256,713)	(372,712)
	(360,478)	(4,495,567)
Loss before provision for income taxes	(2,955,857)	(10,304,075)

Provision for income taxes	30,000	30,000
Net loss	(2,985,857)	(10,334,075)

Preferred stock dividends	(16,000)	(16,002)

Net loss applicable to common stockholders	$(3,001,857)	(10,350,077)

Net loss per share - basic and diluted	$(0.35)	$(1.54)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	8,466,718	6,700,906

See accompanying notes to the condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,985,857)	$(10,334,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	338,612	400,432
Write off of UCC lien on technology	-	771,230
Revaluation of warrant liability	(93,001)	1,295,786
Bad debt expense	13,751	9,660
Non cash interest expense	-	13,640
Amortization and write off of debt discount	150,932	1,852,046
Beneficial conversion charge to interest	-	138,583
Non-cash compensation	108,911	552,449
Amortization and write off of deferred financing costs	54,111	1,047,308
Gain on disposal of property and equipment	(422)	-
Changes in operating assets and liabilities	78,445	1,302,135
Net cash used in operating activities	(2,334,518)	(2,950,806)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment and improvements	(47,337)	(85,138)
Payment for purchase of note receivable	-	(400,000)
Decrease in restricted cash	-	1,630,000
Net cash provided by (used in) investing activities	(47,337)	1,144,862

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from demand note	113,600	-
Proceeds from issuance of common stock, net	1,287,000	1,858,980
Proceeds from secured debt	1,350,000	-
Payments for deferred financing costs	(133,830)	-
Principal payments on long-term debt	(127,804)	(164,149)
Net cash provided by financing activities	2,488,966	1,694,831

NET INCREASE (DECREASE) IN CASH	107,111	(111,113)

Cash and cash equivalents, beginning of period	618,146	1,015,227

Cash and cash equivalents, end of period	$725,257	$904,114

See accompanying notes to the condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005 (UNAUDITED) (Continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
	2006	2005

Cash paid during the quarter for:
Interest	$233,775	$218,653
Income taxes	10,003	9,699

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	2006	2005
Equipment acquired through notes payable and capital leases	$44,441	$20,196
Issuance of common stock upon conversion of long-term debt and accrued interest	-	7,577,718
Dividends on preferred stock	16,000	16,002
Promissory note issued in exchange for accounts payable	22,084	-
Debt forgiven on disposal of property and equipment	13,034	-
Repayment of accrued expense through issuance of stock options	174,306	-
Warrants issued for services provided	114,886	-

See accompanying notes to the condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Host America Corporation (“Host”) was incorporated in Delaware on February 6, 1986 under the name University Dining Services, Inc. On March 9, 1998, Host filed a Certificate of Amendment with the Delaware Secretary of State changing its name to Host America Corporation. During fiscal 1999, Host changed its state of incorporation from Delaware to Colorado. Host currently consists of two principal operating divisions: food service and energy management. Host Business Dining and Lindley Food Service Corporation comprise the food service division and RS Services, Inc. comprises the energy management division. Host Business Dining is a contract food management organization that specializes in providing full service corporate dining and ancillary services such as special event catering and office coffee products to business and industry accounts located in Connecticut, New York, New Jersey, Rhode Island and Texas. The Lindley Food Service subsidiary provides fresh, unitized meals for governmental programs, such as senior nutrition programs, Head Start programs, school breakfast and summer school programs, primarily under fixed-price contracts in Connecticut, Indiana, Massachusetts and Rhode Island. The RS Services subsidiary, with offices in Oklahoma, provides full service electrical contracting and energy conservation services. RS Services offers its customers an experienced team of individuals specializing in the installation and design of electrical systems, energy management systems, telecommunication networks and retrofitting of existing control panels, lighting systems, and alarm systems. The principal energy management product is the EnerLume-EM™, capable of reducing energy consumption on lighting systems. RS Services has an established business in the electrical and energy management field and currently provides energy management services to several large corporations and multi-store customers throughout the United States.

GOING CONCERN

The Company incurred net losses of $2,985,857 and $10,334,075 for the six months ended December 31, 2006 and 2005, respectively. The Company had $2,334,518 and $2,950,806 of cash that was used in operating activities for the six months ended December 31, 2006 and 2005, respectively. At December 31, 2006, the Company had a working capital deficiency and a stockholders’ deficiency of $2,062,585 and $4,580,536, respectively.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

GOING CONCERN (Continued)

In addition, as described in Note 5, the Company is currently involved in significant litigation that may have an adverse effect on the Company’s operations. The Company has been subject to an SEC investigation and has been named defendant in numerous litigations, including shareholder lawsuits. If an adverse ruling with any or all of these legal matters occurs, the Company may be forced to make material payments, restructure operations, sell off a significant portion of its assets or take other necessary and appropriate matters to ensure its ability to continue operations.

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

The Company plans to improve cash flow through continued focus, deployment and promotion of its energy management segment and the underlying technology associated with the Company’s EnerLume-EM™ energy management product. The Company also plans to continue its efforts to identify ways of reducing operating costs and to increase liquidity through additional equity and debt financing. Moreover, the Company has entered into agreements with institutional investment firms to provide investment banking services and explore opportunities for additional equity and debt financings. The completion of any equity and debt financings and the operational initiatives would improve the Company’s cash flow and help foster the implementation of the Company’s current initiatives and business plan.

BASIS OF PRESENTATION

The condensed consolidated financial statements of Host America Corporation and subsidiaries (collectively, the “Company”) for the three and six months ended December 31, 2006 and 2005 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) and disclosures necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

HOST AMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Host and its wholly-owned subsidiaries since their respective dates of acquisition. All material intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications in cost of revenues and selling, general and administration have been made to the 2005 amounts to conform to the 2006 presentations. These reclassifications did not change the previously reported net loss.

INVENTORIES

Inventories consist primarily of food, paper products and electrical components and are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventories consist of the following as of December 31 and June 30, 2006:

	December 31, 2006	June 30, 2006

Raw materials	$742,338	$809,337
Finished goods	602,255	191,488

Totals	$1,344,593	$1,000,825

REVENUE RECOGNITION

The Company derives its revenues from business dining management, the sale of unitized meals and electrical customer contracts for service work performed and delivery of product. We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectibility is reasonably assured.

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

Energy Management. The energy management division recognizes revenues from contract installations on a percentage of completion basis, direct sales of energy products upon a fixed or a determinable price, occurrence of delivery and reasonable assured collectibility, and the installation of computerized products when the products are delivered, the installation is complete and reasonable assured collectibility.

RESEARCH AND DEVELOPMENT

Research and development costs related to our energy management division are charged to expense when incurred. The amount charged to expense for the six months ended December 31, 2006 and 2005 was $137,526 and $349,500, respectively.

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

NET EARNINGS (LOSS) PER COMMON SHARE (Continued)

Net loss per common share was computed based upon 8,466,718 and 6,700,906 weighted average number of common shares outstanding during the six months ended December 31, 2006 and 2005, respectively. Net loss per common share for the three months ended was computed based upon 8,861,597 and 6,829,014 weighted average number of common shares outstanding during December 31, 2006 and 2005, respectively.

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

The December 31, 2006 preferred stock dividend declared of $16,000 has been added to the net loss of $2,985,857 for the six months ended December 31, 2006 to calculate the net loss applicable to common stockholders of $3,001,857 and the corresponding net loss per common share of $0.35. The 2005 preferred stock dividend declared of $16,002 has been added to the net loss of $10,334,075 for the six months ended December 31, 2005 to calculate the net loss applicable to common stockholders of $10,350,077 and the corresponding net loss per common share of $1.54.

Convertible preferred shares subject to potential dilution totaled 266,667 for the six months ended December 31, 2006 and 2005. Shares under stock purchase options totaled 1,246,478 and 1,252,056 for the six months ended December 31, 2006 and 2005, respectively. Shares under warrants totaled 3,396,329 and 2,277,779 for the six months ended December 31, 2006 and 2005, respectively. Convertible notes subject to potential dilution totaled 82,524 for the six months ended December 31, 2006.

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

The Company recorded the cost of stock options in the six month period ending December 31, 2006 of $46,253 and in the December 31, 2005 period of $448,926. The fair value of stock options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0% for 2006 and 2005; expected volatility range of 68% to 72% for 2006 and 2005; average risk-free interest rate range of 4.18% for 2006 and 2005; and expected option holding period of 10 years for 2006 and 2005.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

No other new accounting pronouncement issued or effective during this fiscal year has had or is expected to have a material impact on the condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

DEFERRED FINANCING COSTS

Costs incurred in connection with obtaining the unsecured debt have been deferred and are being amortized over the term of the related borrowings using the straight-line method. Capitalized costs in connection with obtaining the Laurus debt have been expensed in July 2005 as a result of the conversion of the Laurus debt into equity. Capitalized costs in connection with the Shelter Island term loan are amortized over the life of the loan.

NOTE 2 -	SHORT TERM OBLIGATIONS

Secured Promissory Notes

On July 5, 2006, the Company completed the private placement of $350,000 aggregate principal amount of Secured Promissory Notes with five individuals within the Company, including certain officers and directors of the Company, and entered into a Security Agreement with respect to the notes. These notes are secured by a first lien on Host’s corporate dining receivables. The notes bear interest at the rate of ten percent (10%) per annum and may be prepaid in whole or in part at any time without penalty, but in no event later than 180 days from the date of issuance. The final maturity date of the notes was 180 days from July 5th, on which date the entire indebtedness evidenced by the notes, including, without limitation, the unpaid principal balance and unpaid interest accrued thereon, was due and payable. However, under the terms and conditions of the Shelter Island term note, the parties to the Notes entered into a Blockage Agreement with Shelter Island, extending the term of the notes to January 5, 2008 (see Note 7 - Subsequent Events).

Secured Term Promissory Note - Shelter Island

On December 19, 2006, the Company entered into a Securities Purchase Agreement with Shelter Island Opportunity Fund, LLC (the “Investor”), an accredited investor, for the issuance of a Secured Term Promissory Note for $1,240,000, at an original issue discount of $1,000,000.

The note may be prepaid in whole or in part at any time without penalty, but in no event later than 365 days from the date of issuance. The final maturity date of the note shall be 365 days from December 19, 2006 on which date the entire indebtedness evidenced by the note, including, without limitation, the unpaid principal balance and unpaid interest accrued thereon, shall be due and payable.

In connection with the issuance of the note, the Company issued to Shelter Island a Common Stock Purchase Warrant for 372,000 shares of Host’s common stock exercisable for a five-year period at a conversion price in the aggregate of $372. The Company also granted Shelter Island a registration right for all of the common stock underlying the warrant, which initial registration statement is required to be filed with the SEC within 60

HOST AMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 2 -	SHORT TERM OBLIGATIONS (Continued)

Secured Term Promissory Note - Shelter Island (Continued)

days of the closing of the transaction, and be declared effective within 150 days of the date of filing. Should the Company fail to file the registration statement within the 60-day period or have the registration statement declared effective by the SEC within the 150-day period, the Company shall pay the Investor in cash, as liquidated damages: (a) 1% for each 30-day period; and (b) 1.5% for each additional 30-day period on a daily basis of the original principal amount of the Note.

Shelter Island has the right to require the Company to repurchase the 372,000 warrant shares for $300,000. Shelter Island’s right to demand repurchase of the warrant shares commences one year after the closing of the note and continues for four years. However, such right expires if the Company repays the entire principal and accrued interest on the note before December 19, 2007. On or before December 19, 2007, the Company may require Shelter Island to sell two-thirds of the warrant shares at an exercise price of $200,000. The exercise right expires on the six month anniversary of closing of the note.

The Company recorded the fair value of the warrants of $669,304 as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities with a corresponding reduction in the note. The Company is required to carry these warrants on its balance sheet at fair value and unrealized changes in the values of these warrants are reflected in the consolidated statement of operations as “Fair value gain (loss) on warrant.” This non-cash gain totaled $93,001 in fiscal 2006.

The obligations of the Company under the note are guaranteed by Lindley Food Services, Inc., a wholly-owned subsidiary of the Company, pursuant to a Subsidiary Guaranty and a Term Note Security Agreement dated December 19, 2006. The agreements provide for the subsidiary’s full guarantee to pay the obligations underlying the note, as well as a grant to Shelter Island of a continuing security interest in all of the assets of Lindley. In addition, the obligations of the Company under the note are secured by a security interest in the accounts receivables of Lindley pursuant to the Term Note Security Agreement, as well as 300 shares of common stock and 300 shares of preferred stock of Lindley, pursuant to a Stock Pledge Agreement dated December 19, 2006.

Demand Note Payable

RS Services has a revolving line of credit with a bank that provides for borrowings up to a maximum of $500,000 and a maturity of less than one year. Interest is calculated based on a variable rate index equal to the Wall Street Journal prime rate daily plus 1% per annum (9.25% at December 31, 2006). The note is collateralized by certain assets of RS Services and has an outstanding balance of $492,246 at December 31, 2006.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 3 -	STOCKHOLDERS’ EQUITY

The Company granted 75,000 stock options during the quarter ended December 31, 2006 under an employment agreement, subject to performance based vesting arrangements and recorded forfeitures of 200 and 300 options from the 2000 and 2003 stock option plans, respectively during the six months ended December 31, 2006 as actual terminations of employments according to the plan policy.

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

On September 19, 2006, Host issued 30,000 shares of common stock as a retainer to an institutional investment firm for engagement fees for investment banking services for equity and debt financings. The securities were issued at a discounted price to the market of $1.00 per share for aggregate proceeds of $30,000 and recorded as expense at fair value when issued.

On October 11, 2006, Host completed a private placement of 627,000 shares of common stock and 188,100 common stock purchase warrants to a limited number of accredited investors. The warrants are exercisable for a period of the later of five years or two years after the shares underlying the warrants are listed and registered for resale pursuant to an effective registration at an exercise price of $1.75 per share. The securities were sold at a price of $1.00 per share for aggregate proceeds of $627,000. The offer and sale was conducted on behalf of the Company by a NASD licensed broker-dealer who received a sales commission of 33,000 shares of common stock and 9,900 common stock purchase warrants exercisible at $1.75 per share.

On October 12th through the 19th, 2006, Host closed a private placement of an aggregate 60,000 shares of common stock and 18,000 common stock purchase warrants to a limited number of accredited investors.  The securities were sold at a price of $1.00 per share for aggregate proceeds of $60,000.  The warrants are exercisable for a period of the later of five years or two years after the shares underlying the warrants are listed and registered for resale pursuant to an effective registration at an exercise price of $1.75 per share. The offer and sale was conducted on behalf of the Company by a NASD licensed broker-dealer who received a sales commission of 5% of the gross proceeds of the offering and 9,000 common stock purchase warrants exercisible at $1.75 per share.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 3 -	STOCKHOLDERS’ EQUITY (Continued)

COMMON STOCK AND WARRANTS (Continued)

On December 19, 2006, in connection with the issuance of the Shelter Island note (see Note 2), the Company issued to Shelter Island a Common Stock Purchase Warrant for 372,000 shares of our common stock exercisable for a five-year period at a conversion price in the aggregate of $372. The Company also granted Shelter Island a registration right for all of the common stock underlying the warrant, which initial registration statement is required to be filed with the SEC within 60 days of the closing of the transaction, and be declared effective within 150 days of the date of filing. Should the Company fail to file the registration statement within the 60-day period or have the registration statement declared effective by the SEC within the 150-day period, the Company shall pay the Investor in cash, as liquidated damages: (a) 1% for each 30-day period; and (b) 1.5% for each additional 30-day period on a daily basis of the original principal amount of the Note.

Shelter Island has the right to require the Company to repurchase the 372,000 warrant shares for $300,000. Shelter Island’s right to demand repurchase of the warrant shares commences one year after the closing of the note and continues for four years. However, such right expires if the Company repays the entire principal and accrued interest on the note before December 19, 2007. On or before December 19, 2007, the Company may require Shelter Island to sell two-thirds of the warrant shares at an exercise price of $200,000. The exercise right expires on the six month anniversary of closing of the note.

The Company recorded the fair value of the warrants under the Black-Scholes method as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these warrants on its balance sheet at fair value and unrealized changes in the values of these warrants are reflected in the consolidated statement of operations as “Fair value gain (loss) on warrant.” This non-cash gain totaled $93,001 in fiscal 2006.

The offer and sale was conducted on behalf of the Company by a NASD licensed broker-dealer who received a sales commission of $69,800 and 97,800 common stock purchase warrants exercisible at $1.75 per share.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 3 -	STOCKHOLDERS’ EQUITY (Continued)

COMMON STOCK AND WARRANTS (Continued)

On December 22, 2006, Host closed a private placement of 100,000 shares of common stock and 30,000 common stock purchase warrants to a limited number of accredited investors. The securities were sold at a price of $1.00 per share for aggregate proceeds of $100,000. The warrants are exercisable for a period of the later of five years or two years after the shares underlying the warrants are listed and registered for resale pursuant to an effective registration at an exercise price of $1.75 per share. The offer and sale was conducted on behalf of the Company by a NASD licensed broker-dealer who received a sales commission of 7.75% of the gross proceeds of the offering and 7,750 common stock purchase warrants exercisable at $1.75 per share.

LAURUS CONVERSION

In July 2005, Laurus Master Funds, Ltd. exercised the right to convert its notes into 1,502,885 shares of our common stock at conversion prices of $3.50, $5.03 and $5.48 and exercised a total of 303,038 warrants at $5.98 per share. Liabilities of approximately $7.8 million were converted into equity and Host received approximately $1.8 million from the exercise of the warrants. A non-cash charge of approximately $2.7 million has been reflected in the first quarter of fiscal 2006 associated with the write off of the debt discount and the unamortized and deferred financing charges. H.C. Wainwright & Co., the placement agent that assisted the Company in the Laurus financing, and three of its principals exercised 182,701 warrants in a cashless exercise that resulted in the net issuance of 76,597 common shares at an exercise price of $5.43 per share.

NOTE 4 -	INCOME TAXES

The provision for income taxes consists of current state income taxes of 30,000 for the six months ended December 31, 2006 and 2005.

As of December 31, 2006, the Company has federal net operating loss carryforwards of approximately $19,170,000 expiring through fiscal 2027.

The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized. At December 31, 2006, the Company has recorded a valuation allowance for all of its net deferred tax assets and for the six months ended December 31, 2006 the Company increased the valuation allowance by approximately $1,030,000.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 5 -	CONTINGENCIES

EMPLOYMENT CONTRACTS

On December 6, 2006, Host entered into a three year employment agreement with Mr. John Ekegren providing that Mr. Ekegren will serve as the Vice President of Sales and Marketing and receive an initial annual salary of $150,000 in the first year, $125,000 in the second year and straight commission in the third year. Mr. Ekegren will also receive a commission based on units shipped of our EnerLume-EM™ energy management product annually. Additionally, Host granted stock options to purchase 75,000 shares of common stock as additional compensation, tied to units shipped of our EnerLume-EM™, with 15,000 shares vesting on 400 units shipped, 25,000 shares vesting on 950 units shipped and 35,000 shares vesting on 1,800 units shipped. As of December 31, 2006, there were no units shipped under the contract. Mr. Ekegren is also entitled to receive such other benefits as are afforded to similar employees of Host and its subsidiaries.

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

On January 24, 2007, the United States District Court of Utah released an order disbursing funds on deposit at the Registry of the court pursuant to a December 22, 2006 Assignment and Release Agreement with Coastline in regards to the outstanding litigation. Under the terms of the Assignment and Release, Host agreed to transfer the cash bond in the amount of $300,000 plus accumulated interest to Coastline, and Coastline agreed to transfer and assign to Host all of its rights and interest in the K.W.M. case, including without limitation the default judgment, as well as all K.W.M. assets claimed by Coastline in the first and second case. In addition, both Host and Coastline agreed to settle, compromise, release and forever discharge each other and its affiliates, shareholders, related entities, predecessors, successors, employees, agents, insurance companies, and each other from any claim and all claims, demands, or causes of action whatsoever, including without limitation the first case and the second case, that both Host and Coastline may have against each other arising from or out of any and all events up to the date of the Assignment and Release Agreement. The funds have not yet been released.

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

LEGAL MATTERS (Continued)

Class Actions (Continued)

On September 21, 2005, as amended on September 26, 2005, the Court issued a Consolidation and Scheduling Order, consolidating the above-referenced class actions under the caption, In re Host America Securities Litigation, Civil Action No. 05-cv-1250 (JBA). On June 15, 2006, lead plaintiff filed a Consolidated Complaint for Violations of the Securities Laws (“Consolidated Complaint”). The Consolidated Complaint, which supersedes all previously filed class action complaints, names as defendants Host, Geoffrey W. Ramsey, David J. Murphy, Peter Sarmanian and Roger D. Lockhart, and purports to be brought on behalf of all persons who purchased the publicly traded securities of the Company between July 12, 2005 and September 1, 2005. The Consolidated Complaint is based on substantially the same allegations as the earlier filed complaints. Plaintiffs seek unspecified damages based on alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and under Section 20A against defendants Sarmanian and Lockhart. Under the present scheduling order, the Lead Plaintiffs are due to file an amended complaint by February 12, 2007, with a response due by March 27, 2007.

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

LEGAL MATTERS (Continued)

Derivative Actions - Federal Court (Continued)

On June 22, 2006, the federal derivative plaintiffs filed a Verified Amended Derivative Complaint, which names as defendants Geoffrey Ramsey, David Murphy, Anne Ramsey, Peter Sarmanian, Gilbert Rossomando, Roger Lockhart, Host directors C. Michael Horton, Nicholas M. Troiano, Patrick J. Healy, and John D’Antona, and Host itself as a nominal defendant. The Verified Amended Derivative Complaint is based on substantially the same allegations as the earlier filed federal derivative complaints, and asserts causes of action for breach of fiduciary duty, gross negligence, abuse of control, gross mismanagement, breach of contract, unjust enrichment, and insider trading. The complaint seeks an unspecified amount of damages and other relief purportedly on behalf of Host. Under the present scheduling order, the derivative plaintiffs are due to file a further amended complaint by February 27, 2007, with a response due by March 27, 2007.

State Court Action

Host has also been named as a nominal defendant in a separate derivative action filed in the Connecticut Superior Court for the Judicial District of New Haven in Bart Hester v. Geoffrey W. Ramsey, et al., filed on or about September 28, 2005 (“Hester” action). This action names as defendants Geoffrey Ramsey, David Murphy, Anne Ramsey, Peter Sarmanian, Gilbert Rossomando, Roger Lockhart, C. Michael Horton, Nicholas M. Troiano, Patrick J. Healy, and John D’Antona. The Hester complaint contains allegations substantially similar to those of the federal derivative actions described above, and asserts six counts for breach of fiduciary duty for insider selling and misappropriation of information, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. On January 20, 2006, Host and Host’s officer and director defendants filed a motion to stay all proceedings in Hester in light of the derivative actions pending in the federal court. The Superior Court granted the motion to stay on June 13, 2006. As a result, the Hester action is stayed until further order of the Court.

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

On or about May 31, 2006, Host America removed the Contreras action to the United States District Court for the District of Connecticut, and subsequently filed a motion to consolidate that action with the In re Host America Securities Litigation. Plaintiffs moved to remand the case to state court, which Host America opposed. Following an order granting plaintiffs’ motion, the federal court remanded the Contreras action to state court on September 20, 2006. On January 18, 2007, the Company filed a request to revise the complaint, and has also moved to stay discovery pending a disposition on its contemplated motion to dismiss.

Host has notified Liberty Insurance Underwriters, Inc., from which Host purchased policies of insurance, of the foregoing litigation. In general, the policies apply on a “claims made” basis to certain costs (including legal fees), expenses, judgments and/or settlements, subject to applicable policy limits and retentions. Liberty has advised Host that it reserves its rights to deny coverage of the foregoing litigation under a claims made policy with an expiration date of July 21, 2005. To date, subject to a retention amount, Liberty has reimbursed Host for certain legal fees and other costs associated with Host’s representation and past and present company officers and directors in connection with the litigation. Liberty has advised Host that it denies coverage of the foregoing litigation under a claims-made policy with an expiration date of July 21, 2006.

The Company believes it has substantial and meritorious defenses to the above actions. Due to the expense and uncertainty of such litigation, the Company has engaged in settlement discussions with the attorneys for lead plaintiff in the class action, plaintiffs in federal derivative action, and plaintiffs in the Contreras action. Among other things, the Company and those plaintiffs through counsel held a one day, non-binding mediation, and, subsequent thereto, have continued to discuss potential negotiated resolution. There can be no assurances that the Company will in fact settle any or all of the above-actions, or that settlement, if any, will be on terms that the Company will consider favorable.

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

LEGAL MATTERS (Continued)

Anne and Debra Ramsey Arbitration

On December 2, 2005, a Demand for Arbitration was filed by Anne Ramsey and Debra Ramsey alleging that their employment was terminated in breach of employment agreements that they purportedly entered into with Host.  Anne Ramsey, the sister of Geoffrey Ramsey, was Host’s former Human Resource Director and currently serves on the Board of Directors. Debra Ramsey is the wife of Geoffrey Ramsey and was a former administrative assistant at Host.  Host terminated both individuals on November 23, 2005.  On or about March 20, 2006, Host instituted an injunction proceeding in the New Haven Superior Court to permanently enjoin this arbitration on the basis that Host never authorized the employment agreements relied upon by Anne and Debra and, as such, are void. The matter was tried the first three days in November and had been continued until November 15, 2006. The court rendered a decision on January 8, 2007 denying a permanent injunction. Host will appeal the decision.

NOTE 6 -	INDUSTRY SEGMENT INFORMATION

The Company has three major reportable segments: the business dining segment that is operated by Host, and the unitized meals and energy management segments that are operated by Host’s two wholly-owned subsidiaries Lindley and RS Services, respectively. The segments were determined based on the components of the Company’s business that are evaluated separately by management. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Business segment financial information as of and for the three months ended December 31, 2006 is as follows:

	Business Dining	Unitized Meals	Energy Management	Consolidated
Sales to unaffiliated customers	$3,438,198	$4,022,542	$1,636,158	$9,096,897
Segment profit (loss)	(745,954)	232,106	(1,101,523)	(1,615,371)
Depreciation and amortization	11,126	63,893	92,853	167,872
Provision for income taxes	3,000	12,000	-	15,000

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 6 -	INDUSTRY SEGMENT INFORMATION (Continued)

Business segment financial information as of and for the three months ended December 31, 2005 is as follows:

	Business Dining	Unitized Meals	Energy Management	Consolidated

Sales to unaffiliated customers	$2,990,950	$3,696,464	$1,382,315	$8,069,729
Segment profit (loss)	(2,147,912)	50,331	(607,485)	(2,705,066)
Depreciation and amortization	17,795	69,210	114,738	201,743
Provision for income taxes	3,000	12,000	-	15,000

Business segment financial information as of and for the six months ended December 31, 2006 is as follows:

	Business Dining	Unitized Meals	Energy Management	Consolidated

Sales to unaffiliated customers	$6,595,644	$7,646,938	$3,969,125	$18,211,707
Segment profit (loss)	(1,660,890)	278,614	(1,603,581)	(2,985,857)
Depreciation and amortization	23,976	128,277	186,346	338,612
Provision for income taxes	6,000	24,000	-	30,000
Segment assets	2,590,262	4,211,515	3,388,053	10,189,830

Business segment financial information as of and for the six months ended December 31, 2005 is as follows:

	Business Dining	Unitized Meals	Energy Management	Consolidated

Sales to unaffiliated customers	$6,010,817	$7,565,620	$3,542,100	$17,118,537
Segment profit (loss)	(9,324,726)	221,233	(1,230,582)	(10,334,075)
Depreciation and amortization	34,040	133,462	232,930	400,432
Provision for income taxes	6,000	24,000	-	30,000
Segment assets	1,787,729	4,520,553	3,271,042	9,579,324

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 7 -	SUBSEQUENT EVENTS

MODIFICATION TO AGREEMENTS

On January 11, 2007, Host entered into a Modification Agreement with four of the five individuals within the Company, including certain officers and directors of the Company, holding outstanding Secured Promissory Notes, which were to be due in full within 180 days of the signing of the notes on July 5, 2006. On January 11, 2007, the balance of the notes was $300,000. The Modification Agreement extends the final maturity date of the outstanding notes to January 5, 2008, and provides that all indebtedness owing by the Company to Shelter Island Opportunity Fund, LLC must be paid in full before any principal payments may be made under the notes.

On January 19, 2007, Host entered into a Modification Agreement with an investor who is a member of the Board of Directors holding a $100,000 outstanding Unsecured Convertible Promissory Note, which was to be due two years from the date of signing of the note on January 19, 2005. The Modification Agreement extends the final maturity date of the note to July 19, 2007, and provides that all other terms and conditions of the note shall remain the same.

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

In 2000, we started the process of building an organization that provided solutions to the needs of large businesses and institutions. The three segment operating divisions either have locations or clients in the following states: Connecticut, Indiana, Massachusetts, New Jersey, New York, Oklahoma, Rhode Island and Texas.

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

Recent Developments

This section covers developments beginning in the second quarter of fiscal 2007 (beginning October 1, 2006), the last period for which reports were provided to shareholders.

Shelter Island Term Loan

On December 19, 2006, the Company entered into a Securities Purchase Agreement with Shelter Island Opportunity Fund, LLC, an accredited investor, for the issuance of a Secured Term Promissory Note for $1,240,000, at an original issue discount of $1,000,000.

The note may be prepaid in whole or in part at any time without penalty, but in no event later than 365 days from the date of issuance. The final maturity date of the note shall be 365 days from December 19, 2006 on which date the entire indebtedness evidenced by the note, including, without limitation, the unpaid principal balance and unpaid interest accrued thereon, shall be due and payable.

In connection with the issuance of the note, the Company issued to Shelter Island a Common Stock Purchase Warrant for 372,000 shares of Host’s common stock exercisable for a five-year period at a conversion price in the aggregate of $372. The Company also granted Shelter Island a registration right for all of the common stock underlying the warrant, which initial registration statement is required to be filed with the SEC within 60 days of the closing of this transaction, and be declared effective within 150 days of the date of filing. Should the Company fail to file the registration statement within the 60-day period or have the registration statement declared effective by the SEC within the 150-day period, the Company shall pay the Investor in cash, as liquidated damages: (a) 1% for each 30-day period; and (b) 1.5% for each additional 30-day period on a daily basis of the original principal amount of the note.

Shelter Island has the right to require the Company to repurchase the 372,000 warrant shares for $300,000. Shelter Island’s right to demand repurchase of the warrant shares commences one year after the closing of the note and continues for four years. However, such right expires if the Company repays the entire principal and accrued interest on the note before December 19, 2007. On or before December 19, 2007, the Company may require Shelter Island to sell two-thirds of the warrant shares at an exercise price of $200,000. The exercise right expires on the six month anniversary of closing of the note.

The obligations of the Company under the note are guaranteed by Lindley Food Services, Inc., a wholly-owned subsidiary of the Company, pursuant to a Subsidiary Guaranty and a Term Note Security Agreement dated December 19, 2006. The agreements provide for the subsidiary’s full guarantee to pay the obligations underlying the note, as well as a grant to Shelter Island of a continuing security interest in all of the assets of Lindley. In addition, the obligations of the Company under the note are secured by a security interest in the accounts receivables of Lindley pursuant to the Term Note Security Agreement, as well as 300 shares of common stock and 300 shares of preferred stock of Lindley, pursuant to a Stock Pledge Agreement dated December 19, 2006.

The issuance of the note and warrant were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption set forth in Section 4(2) of the Securities Act and Rule 506 promulgated thereunder, for transactions by an issuer not involving a public offering.

Hiring of Vice President of Sales and Marketing

On December 6, 2006, Host entered into a three year employment agreement with Mr. John Ekegren providing that Mr. Ekegren will serve as the Vice President of Sales and Marketing and receive an initial annual salary of $150,000 in the first year, $125,000 in the second year and straight commission in the third year. Mr. Ekegren will also receive a commission based on units shipped of our EnerLume-EM™ energy management product annually. Additionally, Host granted stock options to purchase 75,000 shares of common stock as additional compensation, tied to units shipped of our EnerLume-EM™, with 15,000 shares vesting on 400 units shipped, 25,000 shares vesting on 950 units shipped and 35,000 shares vesting on 1,800 units shipped. As of December 31, 2006, there were no units shipped under the contract. Mr. Ekegren is also entitled to receive such other benefits as are afforded to similar employees of Host and its subsidiaries.

Anne and Debra Ramsey Arbitration

On December 2, 2005, a Demand for Arbitration was filed by Anne Ramsey and Debra Ramsey alleging that their employment was terminated in breach of employment agreements that they purportedly entered into with Host.  Anne Ramsey, the sister of Geoffrey Ramsey, was Host’s former Human Resource Director and currently serves on the Board of Directors. Debra Ramsey is the wife of Geoffrey Ramsey and was a former administrative assistant at Host.  Host terminated both individuals on November 23, 2005.  On or about March 20, 2006, Host instituted an injunction proceeding in the New Haven Superior Court to permanently enjoin this arbitration on the basis that Host never authorized the employment agreements relied upon by Anne and Debra and, as such, are void. The matter was tried the first three days in November and had been continued until November 15, 2006. The court rendered a decision on January 8, 2007 denying a permanent injunction. Host will appeal the decision.

Coastline Litigation Settlement

On December 22, 2006, Host entered into an Assignment and Release Agreement with Coastline Financial in regards to the outstanding litigation. Under the terms of the Assignment and Release, Host agrees to transfer the cash bond in the amount of $300,000 plus accumulated interest to Coastline, and Coastline agrees to transfer and assign to Host all of its rights and interest in the K.W.M. case, including without limitation the default judgment, as well as all K.W.M. assets claimed by Coastline in the first and second case. In addition, both Host and Coastline agreed to settle, compromise, release and forever discharge each other and its affiliates, shareholders, related entities, predecessors, successors, employees, agents, insurance companies, and each other from any claim and all claims, demands, or causes of action whatsoever, including without limitation the first case and the second case, that both Host and Coastline may have against each other arising from or out of any and all events up to the date of the Assignment and Release Agreement. On January 24, 2007, the court ordered the disbursement of funds. The funds have not yet been released.

Term Loan Modifications

On January 11, 2007, we entered into a Modification Agreement with four of the five individuals within the Company, including certain officers and directors of the Company holding outstanding Secured Promissory Notes, which were to be due in full after 180 days of signing of the notes on July 5, 2006. On January 11, 2007, the balance of the notes was $300,000. The Modification Agreement extends the final maturity date of the outstanding notes to January 5, 2008, and provides that all indebtedness owing by the Company to Shelter Island Opportunity Fund, LLC must be paid in full before any principal payments may be made under the notes.

On January 19, 2007, we entered into a Modification Agreement with an investor who is a member of our Board of Directors holding a $100,000 outstanding Unsecured Convertible Promissory Note, which was to be due two years from the date of signing of the note on January 19, 2005. The Modification Agreement amends the note and related agreement entered into on January 19, 2005 with a member of our Board of Directors. Further, the Modification Agreement extends the final maturity date of the note to July 19, 2007, and provides that all other terms and conditions of the note shall remain the same.

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

We plan to improve profitability through the promotion of our energy management segment. We also plan to continue our efforts to identify ways of reducing costs and to increase liquidity through additional equity and debt financings. Moreover, the Company has entered into investment banking agreements to assist in additional equity and debt financings on a best-efforts basis. The completion of any future equity and debt funding and the operational initiatives would further enhance the Company’s profitability and cash flow.

We are in the process of a strategic review of our business operations and have made progress in implementing new initiatives at our energy management business as well as maintaining our food services business.

We believe in our plan to grow our business and obtain profitability through sales growth, cost reductions and through future strategic alliances. Our energy management business has recently recorded initial sales of the EnerLume-EM™ following successful demonstrations and marketing material is currently being developed. The food service business is continuing its solid performance, maintaining strong relationships with existing clients and successfully introducing new concepts to customers.

Results of Operations
Three months ended December 31, 2006 (the “2006 Period”) vs. three months ended December 31, 2005 (the “2005 Period”)

The following are our net revenues for the:

	2006 Period	2005 Period	$ Variance	% Variance

Corporate Dining	$3,438,197	$2,990,950	$447,247	15.0%
Unitized Meals	4,022,542	3,696,464	326,078	8.8%
Energy Management	1,636,158	1,382,315	253,843	18.4%

Total Revenues	$9,096,897	$8,069,729	$1,027,168	12.7%

We have experienced an aggregate revenue increase of 12.7% as compared to the three months ended from the fiscal quarter prior. The improvement in revenues we have experienced resulted from favorable variances in all divisions. The increase in Corporate Dining accounts was largely due to securing a new contract and a new location with an existing client, which was partially offset by a cancellation by a major 10% customer account due to that account being acquired by a larger firm. The acquiror in the merger, anticipating synergies, merged their existing food service operations with our client. We are expecting this cancellation to continue to adversely effect revenue growth in this division through this fiscal year. An increase in unitized meals as compared to the 2005 Period was attributable to substantive price increases in major large client programs due to successful re-biding of existing contracts, as well as the addition of a new account in our senior meals segment. Our food service divisions primarily operate on a contract basis with terms ranging from one to five years, and due to the fact that most food service business is awarded as a result of a competitive bidding process, we cannot predict if either business will be successful in securing new contracts or renewing existing ones. RS Services’ revenue is associated with new electrical contracts and construction orders. RS Services has an established business in the electrical and energy management field on a national scale as well as having a UL-approved panel shop for the assembly of products. Our energy management product, the EnerLume-EM™, is currently in its developmental stages, and we expect to continue to grow and develop the product in fiscal 2007.

The following are our direct costs and margins for the:

	2006 Period	2005 Period	$ Variance	% Variance
Cost of revenues from:
Corporate Dining	$3,140,546	$2,650,617	$489,929	18.5%
Unitized Meals	3,167,680	2,977,216	190,464	6.4%
Energy Management	1,960,815	1,142,287	818,528	71.7%

Total costs of revenues	$8,269,041	$6,770,120	$1,498,921	22.1%

	2006 Period	2005 Period	Variance
Direct cost margins from:
Corporate Dining	8.7%	11.4%	-2.7%
Unitized Meals	21.3%	19.5%	1.8%
Energy Management	-19.8%	17.4%	-37.2%

Total direct cost margin	9.1%	16.1%	-7.0%

The Company’s cost of revenues represent the direct cost of food and paper products and related labor costs to prepare and host food associated services, as well as business dining unit direct costs for the production and display for business dining, and the cost of contracted services, job materials and direct wages for electrical installations. The increase in cost of revenues within our energy management division resulted mainly from additional reliance on subcontractor services and increases in copper costs, other related supplies and fuel charges within our construction division. These construction contract jobs at our RS Services subsidiary were not costed effectively and did not account for the unexpected increases in associated materials and labor. The second quarter trend of increased costs is anticipated to continue for the balance of the fiscal year for revenues associated with contract and other construction work and will fluctuate further depending on pricing of materials and increased use and reliance of subcontractor services. Our corporate dining operating costs increased as compared to the prior fiscal quarter primarily resulting from increased non perishable product purchasing with our newer accounts. Unitized meals margins increased as a result of the price increases experienced in this quarter.

The following is our other operating costs for the:

	2006 Period	2005 Period	$ Variance

SG&A	$2,156,943	$3,390,484	$(1,233,541)
Depreciation and amortization	119,025	152,527	(33,502)
Research and development	409	171,000	(170,591)

Total other operating costs	$2,276,377	$3,714,011	$(1,437,634)

Selling, general and administrative expenses consist primarily of management and clerical salaries, legal, accounting and other professional fees, liability insurance, facility rentals, repairs, maintenance, utilities, commissions, travel and various other costs. The large SG&A decrease over the 2005 Period is primarily attributable to the 2005 Period recording of the write-off of the UCC lien on the obsolete technology and prior costs associated with legal and professional fees. Depreciation and amortization decreased by $33,502 in the 2006 Period. The balance of the decrease in operating costs and expenses is the 2005 Period research and development costs relating to the development of our EnerLume-EM™. We anticipate a substantial decrease in research and development costs associated with our energy management product as development has been completed and the product is ready for market. SG&A costs incurred in the 2006 Period include additional substantial professional fees associated with the continued legal and other professional fees, charged as expense in the current period.

Other Costs:

Other costs include a gain on the mark to market value of the warrant liability, which was recorded in the 2006 Period resulting from the Shelter Island Term Loan. The application of EITF Issue No. 00-19, Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock, requires us to record the effects of implementing the Black Scholes method of valuing the warrant liability on a mark-to-market basis. The warrant liability in the 2005 Period reflected a loss in mark to market value, and was associated with the outstanding warrants from the Laurus transaction. The mark to market increase, as compared to the 2005 Period was a favorable $173,829. Additionally, other costs, which include amortization of deferred financing and debt discount increased a marginal $30,991 as compared to the 2005 Period. We have also recorded an increase in interest expense of $16,837, as compared to the 2005 Period.

Net Loss:

Host incurred a net loss of $1,615,371 for the 2006 Period, as compared to a net loss of $2,705,066 for the 2005 Period. The net loss in the 2006 Period resulted largely from additional professional costs incurred which included additional substantial professional fees associated with the audits and reviews of prior years and prior quarters respectively, and the unfavorable margins experienced with our energy services division. The large net loss in the 2005 Period was primarily a result of additional costs incurred for legal and the inclusion of costs associated with the write off of the UCC lien on the prior technology.

Results of Operations
Six months ended December 31, 2006 (the “2006 Period”) vs. six months ended December 31, 2005 (the “2005 Period”)

The following are our net revenues for the:

	2006 Period	2005 Period	$ Variance	% Variance

Corporate Dining	$6,595,644	$6,010,817	$584,827	9.7%
Unitized Meals	7,646,938	7,565,620	81,318	1.1%
Energy Management	3,969,125	3,542,100	427,025	12.1%

Total Revenues	$18,211,707	$17,118,537	$1,093,170	6.4%

We have experienced a nominal aggregate revenue increase of 6.4% as compared to the six months ended from the prior six months period. The improvement in revenues we have experienced resulted from favorable variances in all divisions. The increase in Corporate Dining accounts was largely due to securing a new contract and a new location with an existing client, which was partially offset by a cancellation by a major 10% customer account due to that account being acquired by a larger firm. The acquiror in the merger, anticipating synergies, merged their existing food service operations with our client. We are expecting this cancellation to continue to adversely effect revenue growth in this division through this fiscal year. The increase in RS Services revenue is associated with new electrical contracts and construction orders. RS Services has an established business in the construction, electrical and energy management field on a national scale as well as having a UL-approved panel shop for the assembly of products. Marginal revenue increases in our unitized meals division resulted from the effects of the current six months price increases being offset by market softening in our summer feeding programs from the prior six months. Our food service divisions operate primarily on a contract basis with terms ranging from one to five years, and due to the fact that most food service business is awarded as a result of a competitive bidding process, we cannot predict if either business will be successful in securing new contracts or renewing existing ones.

The following are our direct costs and margins for the:

	2006 Period	2005 Period	$ Variance	% Variance
Cost of revenues from:
Corporate Dining	$6,028,030	$5,391,193	$636,837	11.8%
Unitized Meals	6,084,123	6,045,689	38,434	0.6%
Energy Management	4,008,263	2,998,077	1,010,186	33.7%

Total costs of revenues	$16,120,416	$14,434,959	$1,685,457	11.7%

	2006 Period	2005 Period	Variance
Direct cost margins from:
Corporate Dining	8.6%	10.3%	-1.7%
Unitized Meals	20.4%	20.1%	0.3%
Energy Management	-1.0%	15.4%	-16.3%

Total direct cost margin	11.5%	15.7%	-4.2%

The Company’s cost of revenues represent the direct cost of food and paper products and related labor costs to prepare and host food associated services, as well as business dining unit direct costs for the production and display for business dining, and the cost of contracted services, job materials and direct wages for electrical installations. The increase in cost of revenues within our energy management division resulted mainly from additional reliance on subcontractor services and increases in copper costs, other related supplies and fuel charges within our construction division. These construction contract jobs at our RS Services subsidiary were not costed effectively and did not account for the unexpected increases in associated materials and labor. The second quarter trend of increased costs is anticipated to continue for the balance of the fiscal year for revenues associated with contract and other construction work and will fluctuate further depending on pricing of materials and increased use and reliance of subcontractor services. Our corporate dining operating costs increased as compared to the prior fiscal six months period primarily resulting from increased non perishable product purchasing with our newer accounts. Unitized meals margins were slightly increased as a similar increase in revenues from summer feeding programs effected margin results.

The following is our other operating costs for the:

	2006 Period	2005 Period	$ Variance

SG&A	$4,308,106	$7,840,372	$3,532,266
Depreciation and amortization	241,038	302,214	61,176
Research and development	137,526	349,500	211,974

Total other operating costs	$4,686,670	$8,492,086	$3,805,416

Selling, general and administrative expenses consist primarily of management and clerical salaries, legal, accounting and other professional fees, liability insurance, facility rentals, repairs, maintenance, utilities, commissions, travel and various other costs. The large SG&A decrease over the 2005 Period is primarily attributable to the 2005 Period recording of estimated potential accrued costs to resolve the pending lawsuits, and the inclusion of non-cash compensation for stock options. Depreciation and amortization decreased by $61,176 in the 2006 Period. The balance of the decrease in operating costs and expenses is the 2005 Period research and development costs relating to the development of the EnerLume-EM™. We anticipate a substantial decrease in research and development costs associated with our energy management product as development has been completed and the product is ready for market. SG&A costs incurred in the 2006 Period include additional substantial professional fees associated with the audits and reviews of prior years and prior quarters respectively, charged as expense in the current period. We expect our other operating costs generally to increase over the balance of fiscal 2007 due to costs with additional legal and professional fees and the continued ramping up of the infrastructure of our energy management division.

Other Costs:

In the 2005 Period, we recognized a Laurus warrant liability resulting from the application of EITF Issue No. 00-19, Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock, which required us to record the effects of implementing the Black Scholes method of valuing the warrant liability on a mark-to-market basis. The non cash loss on the fair value of the warrant liability was $1,295,786 in the 2005 Period. The 2006 Period includes a gain on the mark to market value of the warrant liability of $93,001 resulting from the recognition of a warrant liability with the Shelter Island Term Loan.

In the 2005 Period, we recorded the Laurus conversion of long term notes into 1,502,885 shares of our common stock at conversion prices of $3.50, $5.03 and $5.48 and exercised a total of 303,038 warrants at $5.98 per share. Liabilities of approximately $7.8 million were converted into equity and Host received approximately $1.8 million from the exercise of the warrants. As a result, the decrease in the 2006 Period for amortization of deferred financing costs as compared to the 2005 Period was $993,197, and amortization of debt discount costs decreased $1,701,113 for the 2006 Period when compared to the 2005 Period. Additionally, interest expense decreased $115,999 for the 2006 Period when compared to the 2005 Period.

Net Loss:

Host incurred a net loss of $2,985,857 for the 2006 Period, as compared to a net loss of $10,334,075 for the 2005 Period. The net loss in the 2006 Period resulted largely from professional costs incurred that included additional substantial professional fees associated with the audits and reviews of prior years and prior quarters respectively, as well as continued legal costs to defend our positions from associated legal actions. The large net loss in the 2005 Period was primarily a result of the non-cash charges incurred as a result of the conversion of the Laurus notes, the loss associated with the mark-to-market of the warrant liability and additional costs incurred for legal, non-cash compensation charges associated with a new accounting pronouncement.

Liquidity and Capital Resources

In our current fiscal year 2007, we are dependent on debt and equity financing to fund our operations, product development, working capital and acquisitions. Our cash flow has been mainly consumed by costs associated with legal and professional fees resulting from the events and circumstances surrounding the press release of July 12, 2005, and from increasing research and development of our EnerLume-EM™ energy management product. We expect to continue to secure additional debt and equity financing until we can sustain positive free cash flow, which we anticipate will commence in the fiscal 2008 period.

We plan to obtain profitability through increased product sales and incremental services associated with energy management and conservation. We also plan to continue our strategic review of our business operations and efforts to obtain positive free cash flow by seeking and implementing higher margin products and services primarily in energy management and energy conservation. To fund the execution of our strategic plans, we will pursue equity financings through institutional capital sources. Ongoing funding efforts and our business and operational initiatives are expected to achieve our forecast for profitability and positive cash flow. However, there can be no assurance that we will be successful with any or all of our strategic initiatives.

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

We have experienced a cash increase in the 2006 Period of $107,111. The net cash used in operating activities was $2,334,518. Net cash used in investing activities for purchases of equipment was a nominal $47,337. This was funded by net cash received from financing activities of $2,488,966 as a result of the cash received from equity and debt fundraisings.

We anticipate additional cash outflows in fiscal 2007 to support the growth anticipated in energy management, continued attorney fees associated with current lawsuits, and the pay down of outstanding payables. Additionally, as we are named in various class action suits and are fully cooperating with the SEC investigation, we can experience additional cash outflows associated with these matters.

Host’s liquidity as evidenced by its current ratio at December 31, 2006 and June 30, 2006 was 0.80. Our current assets increased approximately 6% from the June 30, 2006 period and our current liabilities increased approximately 10% in the same period.

We are currently involved in significant litigation that can have an adverse effect on the Company’s operations. The Company has been subject to an SEC investigation and has been named defendant in numerous litigations, including shareholder lawsuits and rights to technology. If an adverse ruling with any or all of these legal matters occurs, we may be forced to either restructure operations, or take other necessary and appropriate matters that could potentially limit our ability to continue operations. At December 31, 2006, the Company had a working capital deficiency and a stockholders’ deficiency of $2,062,585 and $4,580,536, respectively. These matters raise substantial doubt about our ability to continue as a going concern.

Private Placements:

On July 5, 2006, we completed the private placement of $350,000 aggregate principal amount of secured promissory notes with five individuals within the Company, including certain officers and directors of the Company, and entered into a security agreement with respect to the notes. The notes bear interest at the rate of ten percent per annum and may be prepaid in whole or in part at any time without penalty, but in no event later than 180 days from the date of issuance. The final maturity date of the notes shall be 180 days from July 5th, on which date the entire indebtedness evidenced by the notes, including, without limitation, the unpaid principal balance and unpaid interest accrued thereon, shall be due and payable. On January 11, 2007, we entered into a Modification Agreement with four of the five individuals holding these notes to extend the final maturity date to January 5, 2008. However, all indebtedness owing by the Company to Shelter Island Opportunity Fund, LLC must be paid in full before any principal payments may be made under the notes. On January 11, 2007, the balance of the notes was $300,000.

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

On October 11, 2006, Host completed a private placement of 627,000 shares of common stock and 188,100 common stock purchase warrants to a limited number of accredited investors. The warrants are exercisable for a period of the later of five years or two years after the shares underlying the warrants are listed and registered for resale pursuant to an effective registration at an exercise price of $1.75 per share. The securities were sold at a price of $1.00 per share for aggregate proceeds of $627,000. The offer and sale was conducted on behalf of the Company by a NASD licensed broker-delaer who received a sales commission of 33,000 shares of common stock and 9,900 common stock purchase warrants exercisible at $1.75 per share.

On October 12th through the 19th, 2006, Host closed a private placement of an aggregate 60,000 shares of common stock and 18,000 common stock purchase warrants to a limited number of accredited investors.  The securities were sold at a price of $1.00 per share for aggregate proceeds of $60,000.  The warrants are exercisable for a period of the later of five years or two years after the shares underlying the warrants are listed and registered for resale pursuant to an effective registration at an exercise price of $1.75 per share. The offer and sale was conducted on behalf of the Company by a NASD licensed broker-dealer who received a sales commission of 5% of the gross proceeds of the offering and 9,000 common stock purchase warrants exercisible at $1.75 per share.

On December 19, 2006, the Company entered into a Securities Purchase Agreement with Shelter Island Opportunity Fund, LLC, an accredited investor, for the issuance of a Secured Term Promissory Note for $1,240,000, at an original issue discount of $1,000,000. The note may be prepaid in whole or in part at any time without penalty, but in no event later than 365 days from the date of issuance. The final maturity date of the note shall be 365 days from December 19, 2006 on which date the entire indebtedness evidenced by the note, including, without limitation, the unpaid principal balance and unpaid interest accrued thereon, shall be due and payable.

In connection with the issuance of the note, the Company issued to Shelter Island a Common Stock Purchase Warrant for 372,000 shares of Host’s common stock exercisable for a five-year period at a conversion price in the aggregate of $372. The Company also granted Shelter Island a registration right for all of the common stock underlying the warrant, which initial registration statement is required to be filed with the SEC within 60 days of the closing of this transaction, and be declared effective within 150 days of the date of filing. Should the Company fail to file the registration statement within the 60-day period or have the registration statement declared effective by the SEC within the 150-day period, the Company shall pay the Investor in cash, as liquidated damages: (a) 1% for each 30-day period; and (b) 1.5% for each additional 30-day period on a daily basis of the original principal amount of the note.

Shelter Island has the right to require the Company to repurchase the 372,000 warrant shares for $300,000. Shelter Island’s right to demand repurchase of the warrant shares commences one year after the closing of the note and continues for four years. However, such right expires if the Company repays the entire principal and accrued interest on the note before December 19, 2007. On or before December 19, 2007, the Company may require Shelter Island to sell two-thirds of the warrant shares at an exercise price of $200,000. The exercise right expires on the six month anniversary of closing of the note.

The obligations of the Company under the note are guaranteed by Lindley Food Services, Inc., a wholly-owned subsidiary of the Company, pursuant to a Subsidiary Guaranty and a Term Note Security Agreement dated December 19, 2006. The agreements provide for the subsidiary’s full guarantee to pay the obligations underlying the note, as well as a grant to Shelter Island of a continuing security interest in all of the assets of Lindley. In addition, the obligations of the Company under the note are secured by a security interest in the accounts receivables of Lindley pursuant to the Term Note Security Agreement, as well as 300 shares of common stock and 300 shares of preferred stock of Lindley, pursuant to a Stock Pledge Agreement dated December 19, 2006.

On December 22, 2006, we closed a private placement of 100,000 shares of common stock and 30,000 common stock purchase warrants to a limited number of accredited investors. The securities were sold at a price of $1.00 per share for aggregate proceeds of $100,000. The warrants are exercisable for a period of the later of five years or two years after the shares underlying the warrants are listed and registered for resale pursuant to an effective registration at an exercise price of $1.75 per share. The offer and sale was conducted on behalf of the Company by a NASD licensed broker-dealer who received a sales commission of 7.75% of the gross proceeds of the offering and 7,750 common stock purchase warrants exercisable at $1.75 per share.

Critical Accounting Policies

There have been no major changes to the critical accounting policies as outlined in the Company’s June 30, 2006 Annual Report on Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks for operations in fiscal 2007 will result primarily from interest rate exposure and stock price fluctuation. Our interest rate exposure relates primarily to long-term debt and demand note obligations. A portion of our interest expense is based upon a variable interest rate at a rate of prime plus 1% on the demand notes as discussed in our 2006 Annual Report on Form 10-K in Note 10 of the Notes to Consolidated Financial Statements. Host’s stock price fluctuation exposure is evidenced by the effects of the classification of warrant liability derivative being subject to the guidance from EITF Issue No. 00-19, Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock. As fair value accounting is implemented, utilizing the variable of CAFÉ.PK stock, the quarterly mark to market of warrant liability derivative is subject to fluctuations in the Company’s stock price. As of December 31, 2006, there was market risk associated with stock price fluctuation with respect to the warrant liability for the Shelter Island warrants pursuant to the Securities Purchase Agreement and related contracts.

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

In the course of the monthly and quarterly financial closing processes, our daily interactions with our control environment, our on-going efforts to redesign and implement an enhanced control environment, management identified a lack of effectiveness regarding various elements of our disclosure policies and material weaknesses with internal controls over financial reporting as of December 31, 2006 that are described in detail below. The Public Company Accounting Oversight Board’s (“PCAOB”) Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the material weaknesses set forth below, our acting Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and regulations.

Disclosure Control Ineffectiveness

Based on these evaluations, we discovered a lack of effectiveness in our disclosure controls and procedures that occurred during the six months ended December 31, 2006. These deficiencies previously identified and disclosed in the 2006 Annual Report on Form 10-K included, but are not limited to: (i) a lack of effectiveness in accumulating and communicating information concerning transactions, litigation and other matters forming the basis of press releases and disclosure in our periodic reports with the SEC; and (ii) instances where certain corporate documents were not filed on Form 8-K or otherwise properly prepared and disclosed in appropriate periodic reports filed with the SEC.

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

Financial Reporting Internal Control Weaknesses

Through management’s continuing review of our financial closing processes, its daily interactions with our control environment, its on-going efforts to redesign and implement an enhanced control environment, management has identified material weaknesses in our internal control over financial reporting. These material weaknesses are discussed below. As of December 31, 2006, we had not identified any additional material weaknesses other than those specified below. Management’s efforts to redesign our control environment and remediate the material weaknesses in our internal control over financial reporting will continue throughout fiscal 2007. Because management was unable to complete the remediation of these material weaknesses in our internal control over financial reporting prior to December 31, 2006, management has concluded that our internal control over financial reporting was not effective as of December 31, 2006.

A material weakness is a significant deficiency or a combination of significant deficiencies that results in there being more than a remote likelihood that a material misstatement in financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. Management has identified the following material weaknesses in its internal control over financial reporting as of December 31, 2006:

•	internal controls related to inventory items at our RS Services subsidiary need further improvement with respect to proper valuation and accountability; and
•	controls that address the adequate segregation of duties and staffing levels associated with compilation and reporting tasks need improvement.

In order to remediate these issues, we hired a full time business manager at RS Services and a more seasoned financial executive in our corporate offices in fiscal 2006. This will help the company strengthen our internal controls at all levels of the business.

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

(b) Changes in internal control over financial reporting

Except as otherwise noted above, there has been no change in our internal control over financial reporting during the six months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 24, 2007, the United States District Court of Utah released an order disbursing funds on deposit at the Registry of the court pursuant to a December 22, 2006 Assignment and Release Agreement with Coastline Financial in regards to the outstanding litigation. Under the terms of the Assignment and Release, Host agreed to transfer the cash bond in the amount of $300,000 plus accumulated interest to Coastline, and Coastline agreed to transfer and assign to Host all of its rights and interest in the K.W.M. case, including without limitation the default judgment, as well as all K.W.M. assets claimed by Coastline in the first and second case. In addition, both Host and Coastline agreed to settle, compromise, release and forever discharge each other and its affiliates, shareholders, related entities, predecessors, successors, employees, agents, insurance companies, and each other from any claim and all claims, demands, or causes of action whatsoever, including without limitation the first case and the second case, that both Host and Coastline may have against each other arising from or out of any and all events up to the date of the Assignment and Release Agreement. The funds have not yet been released.

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

On September 21, 2005, as amended on September 26, 2005, the Court issued a Consolidation and Scheduling Order, consolidating the above-referenced class actions under the caption, In re Host America Securities Litigation, Civil Action No. 05-cv-1250 (JBA). On June 15, 2006, lead plaintiff filed a Consolidated Complaint for Violations of the Securities Laws (“Consolidated Complaint”). The Consolidated Complaint, which supersedes all previously filed class action complaints, names as defendants Host, Geoffrey W. Ramsey, David J. Murphy, Peter Sarmanian and Roger D. Lockhart, and purports to be brought on behalf of all persons who purchased the publicly traded securities of the Company between July 12, 2005 and September 1, 2005. The Consolidated Complaint is based on substantially the same allegations as the earlier filed complaints. Plaintiffs seek unspecified damages based on alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and under Section 20A against defendants Sarmanian and Lockhart. Under the present scheduling order, the Lead Plaintiffs are due to file an amended complaint by February 12, 2007, with a response due by March 27, 2007.

Derivative Actions - Federal Court

Host has also been named as a nominal defendant in two shareholder derivative actions filed in the United States District Court for the District of Connecticut. The captions of those actions are Michael Freede v. Geoffrey Ramsey, et al., Civil Action No. 05-01326 (JBA)(filed August 19, 2005) and Joella W. Cheek v.

Geoffrey Ramsey, et al., Civil Action No. 05-01326 (JBA)(filed September 13, 2005). The derivative actions named as defendants Geoffrey W. Ramsey, David J. Murphy, Gilbert Rossomando, Peter Sarmanian, and Anne L. Ramsey, and the Cheek action also named Roger Lockhart. The derivative complaints generally alleged that the defendants caused and/or permitted Host to make alleged false and misleading statements about the Company’s commercial relationship with Wal-Mart in the July 12, 2005 press release. The complaints asserted claims purportedly on behalf of Host against the defendants for breach of fiduciary duty, unjust enrichment and abuse of control, mismanagement and insider trading, and sought an unspecified amount of damages. The plaintiffs did not make presuit demand on the Board of Directors prior to filing the actions. The complaints did not purport to seek affirmative relief from the Company. By order dated October 20, 2005, the court consolidated the derivative actions, and adminstratively consolidated the derivative actions with In re Host America Securities Litigation, Civil Action No. 05-cv-1250 (JBA).  On June 22, 2006, the federal derivative plaintiffs filed a Verified Amended Derivative Complaint, which names as defendants Geoffrey Ramsey, David Murphy, Anne Ramsey, Peter Sarmanian, Gilbert Rossomando, Roger Lockhart, Host directors C. Michael Horton, Nicholas M. Troiano, Patrick J. Healy, and John D’Antona, and Host itself as a nominal defendant. The Verified Amended Derivative Complaint is based on substantially the same allegations as the earlier filed federal derivative complaints, and asserts causes of action for breach of fiduciary duty, gross negligence, abuse of control, gross mismanagement, breach of contract, unjust enrichment, and insider trading. The complaint seeks an unspecified amount of damages and other relief purportedly on behalf of Host Under the present scheduling order, the derivative plaintiffs are due to file a further amended complaint by February 27, 2007, with a response due by March 27, 2007.

State Court Action

Host has also been named as a nominal defendant in a separate derivative action filed in the Connecticut Superior Court for the Judicial District of New Haven in Bart Hester v. Geoffrey W. Ramsey, et al., filed on or about September 28, 2005 (“Hester” action). This action names as defendants Geoffrey Ramsey, David Murphy, Anne Ramsey, Peter Sarmanian, Gilbert Rossomando, Roger Lockhart, C. Michael Horton, Nicholas M. Troiano, Patrick J. Healy, and John D’Antona. The Hester complaint contains allegations substantially similar to those of the federal derivative actions described above, and asserts six counts for breach of fiduciary duty for insider selling and misappropriation of information, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. On January 20, 2006, Host and Host’s officer and director defendants filed a motion to stay all proceedings in Hester in light of the derivative actions pending in the federal court. The Superior Court granted the motion to stay on June 13, 2006. As a result, the Hester action is stayed until further order of the Court.

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

On or about May 31, 2006, Host America removed the Contreras action to the United States District Court for the District of Connecticut, and subsequently filed a motion to consolidate that action with the

In re Host America Securities Litigation. Plaintiffs moved to remand the case to state court, which Host America opposed. Following an order granting plaintiffs’ motion, the federal court remanded the Contreras action to state court on September 20, 2006. On January 18, 2007, the Company filed a request to revise the complaint, and has also moved to stay discovery pending a disposition on its contemplated motion to dismiss.

Host has notified Liberty Insurance Underwriters, Inc., from which Host purchased policies of insurance, of the foregoing litigation. In general, the policies apply on a “claims made” basis to certain costs (including legal fees), expenses, judgments and/or settlements, subject to applicable policy limits and retentions. Liberty has advised Host that it reserves its rights to deny coverage of the foregoing litigation under a claims made policy with an expiration date of July 21, 2005. To date, subject to a retention amount, Liberty has reimbursed Host for certain legal fees and other costs associated with Host’s representation and past and present company officers and directors in connection with the litigation. Liberty has advised Host that it denies coverage of the foregoing litigation under a claims-made policy with an expiration date of July 21, 2006.

The Company believes it has substantial and meritorious defenses to the above actions. Due to the expense and uncertainty of such litigation, the Company has engaged in settlement discussions with the attorneys for lead plaintiff in the class action, plaintiffs in federal derivative action, and plaintiffs in the Contreras action. Among other things, the Company and those plaintiffs through counsel held a one day, non-binding mediation, and, subsequent thereto, have continued to discuss potential negotiated resolution. There can be no assurances that the Company will in fact settle any or all of the above-actions, or that settlement, if any, will be on terms that the Company will consider favorable.

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

Anne and Debra Ramsey Arbitration

On December 2, 2005, a Demand for Arbitration was filed by Anne Ramsey and Debra Ramsey alleging that their employment was terminated in breach of employment agreements that they purportedly entered into with Host.  Anne Ramsey, the sister of Geoffrey Ramsey, was Host’s former Human Resource Director and currently serves on the Board of Directors. Debra Ramsey is the wife of Geoffrey Ramsey and was a former administrative assistant at Host.  Host terminated both individuals on November 23, 2005.  On or about March 20, 2006, Host instituted an injunction proceeding in the New Haven Superior Court to permanently enjoin this arbitration on the basis that Host never authorized the employment agreements relied upon by Anne and Debra and, as such, are void. The matter was tried the first three days in November and had been continued until November 15, 2006. The court rendered a decision on January 8, 2007 denying a permanent injunction. Host will appeal the decision

Other

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth below, we have previously disclosed the information required by this item in our current reports on Form 8-K. The unregistered sale set forth below was issued in a private transaction pursuant to an exemption from the registration requirements provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended:

Purchaser/Recipient of Securities	Date	Terms of Exercise, if Convertible	Title of Security	Number Sold or Granted	Consideration Received
Accredited investors	October 2006	NA	Common Stock	60,000	(1)
		$1.75	Warrant	18,000	(1)

(1)
On October 12th through the 19th, 2006, we closed a private placement of an aggregate 60,000 shares of common stock and 18,000 common stock purchase warrants to a limited number of accredited investors.  The securities were sold at a price of $1.00 per share for aggregate proceeds of $60,000.  The warrants are exercisable for a period of the later of five years or two years after the shares underlying the warrants are listed and registered for resale pursuant to an effective registration at an exercise price of $1.75 per share. The offer and sale was conducted on behalf of the Company by a NASD licensed broker-dealer who received a sales commission of 5% of the gross proceeds of the offering and 5% commissions plus 9,000 common stock purchase warrants exercisible at $1.75 per share.

Item 3.     Defaults Upon Senior Securities

Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.     Other Information

Not Applicable

Item 6.     Exhibits

(a)	Exhibits
10.90	Shelter Island Securities Purchase Agreement dated December 19, 2006 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed December 26, 2006).
10.91
Shelter Island Secured Term Promissory Note dated December 19, 2006 (incorporated by reference to Exhibit 99.2 to our Form 8-K filed December 26, 2006).Shelter Island Registration Rights Agreement dated December 19, 2006 (incorporated by reference to Exhibit 99.3 to our Form 8-K filed December 26, 2006).

10.92	Shelter Island Term Note Security Agreement dated December 19, 2006 (incorporated by reference to Exhibit 99.4 to our Form 8-K filed December 26, 2006).
10.93	Shelter Island Subsidiary Guaranty dated December 19, 2006 (incorporated by reference to Exhibit 99.5 to our Form 8-K filed December 26, 2006).
10.94	Shelter Island Stock Pledge Agreement dated December 19, 2006 (incorporated by reference to Exhibit 99.6 to our Form 8-K filed December 26, 2006).
31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST AMERICA CORPORATION

Date: February 13, 2007	By: /s/ David J. Murphy
David J. Murphy, Acting President and Chief Executive Officer

Date: February 13, 2007	By: /s/ David J. Murphy
David J. Murphy, Executive Vice President and Chief Financial and Accounting Officer