Form 10-K/A
period 2006-06-30
HOST AMERICA CORP
filed 2007-04-20
CIK 809012

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

At November 1, 2006, 8,876,514 shares of common stock of Host America Corporation were outstanding.

Documents Incorporated by Reference:  None
Page 1 of  80 pages                 Exhibits are indexed on page 18

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends certain portions of the Annual Report on Form 10-K of Host America Corporation for the fiscal year ended June 30, 2006 as filed with the Securities and Exchange Commission on November 21, 2006 (the “Original Filing”). We have amended Item 6. Selected Financial Data, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data. We have also included updated certifications from our principal executive officer and our principal financial officer as set forth in Item 15. Exhibits and Financial Statement Schedules.

This Amendment contains only the sections and exhibits to the Original Filing which are being amended and restated, and those unaffected parts or exhibits are not included herein. This Amendment continues to speak as of the date of the Original Filing and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with our other filings, if any, made with the United States Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings, if any.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties.  These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable.  These statements may also relate to our future prospects, developments and business strategies.

We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this amendment to our Annual Report on Form 10-K/A to identify forward-looking statements.  These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements.  The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our ability to retain and renew customer contracts;
•	uncertainties in the competitive bidding process;
•	our dependence on key personnel;
•	the outcome of existing litigation and the potential for new litigation;
•	intense competition in the industry segments in which we operate on a local and national level;
•	the integration and success of the RS Services subsidiary and its ability to produce favorable revenue and profitability;
•	our need to finance clients’ equipment and initial start-up costs;
•	our dependence on building owners’ ability to retain clients;
•	fluctuations in food costs; and
•	other factors including those discussed under “Risk Factors” in Item 1A of our Annual Report on Form 10-K.

You should keep in mind that any forward-looking statement made by us in this amendment to our Annual Report on Form 10-K/A or elsewhere speaks only as of the date on which we make it.  New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us.  We have no duty to, and do not intend to, update or revise the forward-looking statements in this amendment to our Annual Report on Form 10-K/A after the date of this filing, except as may be required by law.  In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this amendment to our Annual Report on Form 10-K/A or elsewhere might not occur.

PART II
ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes thereto in Item 8 of this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report.

SELECTED FINANCIAL INFORMATION
	Year ended June 30,
	2006	2005(2)	2004(1)	2003	2002
	(in thousands, except per share data)
Net revenues	$36,995	$30,794	$24,935	$21,666	$23,904

Income (loss) from operations	(7,912)	(8,086)	(11,332)	(326)	325
Income (loss) from continuing operations before income taxes	(12,877)	(9,624)	(12,462)	(692)	64
Provision (benefit) for income taxes	60	39	55	29	(32)

Net income (loss)	(12,937)	(9,663)	(12,861)	(640)	32
Net income (loss) applicable to common Stockholders	(12,969)	(9,695)	(13,290)	(640)	32
Income (loss) from continuing operations per share	$(1.85)	$(2.22)	$(3.47)	$(0.33)	$0.02
Net income (loss) per share:
Basic and Diluted	$(1.85)	$(2.22)	$(3.56)	$(0.29)	$0.02

Weighted average common shares used in computing net income (loss) per share:
Basic and Diluted	7,025	4,375	3,726	2,178	1,644

	June 30,
	2006	2005	2004	2003	2002
Total assets	$9,785	$12,754	$15,691	$11,191	$11,575
Total long-term liabilities, less current portion	3,784	8,755	9,392	2,045	57
______________________
Selected Financial Data Footnotes (in thousands)

1.	In 2004, we acquired all the issued and outstanding shares of Globalnet which includes revenue of $58 and loss of $6,712.
2.	In 2005, we acquired all the issued and outstanding shares of RS Services which includes revenue of $3,200 and loss of $5,216.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with, and are qualified by reference to our consolidated financial statements and related notes thereto in Item 8 of this report. Certain statements set forth below under this caption constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform of 1995. Refer to the “Cautionary Statement about Forward Looking Statements” on page 3 of this report. Also for a discussion of certain risk factors applicable to our business and operations, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K.

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

Our energy management products are currently in their developmental stages, and did not generate revenues during fiscal 2006. We expect to generate revenue from the sale of our energy management products in the first quarter of fiscal 2007. An increase in unitized meals of $769,168 as compared to the 2005 Period was largely attributable to additional revenues of approximately $433,700 primarily generated from the incremental 3% cost of living adjustment established in the prior quarters coupled with the full year inclusion of the accounts from FoodBrokers which we acquired in the second quarter of Fiscal 2005, providing an approximate incremental $402,600 of revenue. These increases were partially offset by the non-renewal of the senior feeding facility in Massachusetts of approximately $67,200. The majority of unitized meals work is done on a contract basis with terms ranging from one to five years. Due to the fact that most of unitized meals business is awarded as a result of a competitive bidding process, we cannot predict if unitized meals will be successful in securing new contracts or renewing existing ones; however, we feel in the near term that the prospect of increasing revenue for unitized meals is probable. Our corporate dining accounts continued a revenue shortfall of $1,022,255 associated with lower attendance in multi-tenant facilities and business closures where we provide dining services of approximately $429,600, being partially offset with additional business contracts with new clients as well as decline from existing clients of approximately $593,000.

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

The Company’s cost of revenues represent the direct cost of food and paper products and related labor costs to prepare and host food associated services, as well as business dining unit direct costs for the production and display for business dining, and the cost of contracted services, job materials and direct wages for electrical installations. Cost of revenues within our corporate dining accounts decreased $1,057,918 as compared to the prior fiscal year primarily from the reduction in net revenue and the benefit of increased margins resulting from our efforts of re-negotiating selected account contracts and utilizing more effective measures designed to control existing costs. The increased margins on the selected accounts contributed approximately $224,600 of the variance. Unitized meals costs increased as a direct result of increased revenues. The FoodBrokers acquisition occurred in the second quarter of fiscal 2005. Our energy management costs throughout the fiscal 2006 period experienced an upswing from increased reliance on sub-contractor work of approximately 37% of the total cost of revenues within energy management during the third quarter which created downward pressure on the margins. During 2005, our energy management division experienced additional expansion costs and prior inventory corrections as incremental cost of revenue adjustments were experienced with the acquisition and merger of GlobalNet and RS Services.

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

Accounts Receivable:

Our accounts receivable have increased significantly since 2004 as a result of the consolidation in the financial statements of our subsidiary RS Services, Inc., which was acquired in 2005. The receivable turnover decreased in fiscal 2005 primarily from the recording of the ending balance of RS Services, Inc. against the short period sales since the February 2005 acquisition date. The decrease in accounts receivable turnover during fiscal 2004 resulted primarily from our corporate dining division’s change in focus with respect to our dining clients starting in 2004. During 2004 to the present, we signed more contracts with clients with multi-tenant facilities, which possess additional collection risks and who are less predictable with regards to payment of their accounts payable.

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

As the valuation of the warrant liability under the Black Scholes method produced adjustments to the fair value of the Laurus warrant, we recorded those respective fair value adjustments as a component of the Statement of Operations. Under the Black Scholes method, the mark-to-market approach was utilized to record the fair value gain or loss by including the term of the warrant of 10 years, the market value of the CAFE stock, aggregate volatility rate and the average risk free interest rate for each measurement period. During the measurement period up to the sale of a substantial portion of the Laurus position during the first quarter of fiscal 2006, Host experienced an increase in our stock price, which created the fair value loss as the liability had increased, versus gains in fair value in 2005, when our stock price was declining, and created a decrease in liability during the fiscal 2005 year. The 2004 fair value mark-to-market adjustment to the warrants reflected a loss as a result of an increase in Host’s stock price, which created an increase in the liability.

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

Inventory

Inventory - Inventory consists primarily of food, paper products and electrical components and is carried at the lower of cost or market on a first-in, first-out basis. Management writes down inventory for estimated obsolescence, slow moving or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Net Revenues

Our net revenues are primarily comprised of cafeteria and catering services, fixed priced contracts with various governmental agencies and contract electrical installations on a percentage of completion basis and the installation of computerized products. Net revenues from cafeteria and catering services are recognized at the time of point of sale when delivery is assured and food service is performed. Net revenues from unitized meals are recognized when the meals are delivered daily to the various congregate feeding sites and schools. Net revenues from our energy management division are recognized specifically with construction contracts on a percentage of completion basis that extend beyond the fiscal reporting periods. These contracts are mainly for construction projects from the ‘ground up’. As work in progress continues, the contracts specify for progress payments and the acceptance of the work from the buyer as delivered. The measurement of performance during the recognition process is calculated by the contract value of the total work to date. The contract billings require a set invoicing schedule either on a monthly and/or quarterly basis. Revenue is recognized based on the performance rendered at the measurement date. Service revenues are recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) we have performed a service in accordance with our contractual obligations; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured.

Net revenues from the installation of computerized products are recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) title and risk of loss transfers to the customer; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. With respect to recognizing revenues from our Master Channel Partner distributors: (1) the prices are fixed at the date of shipment from our facilities; (2) we do not have any obligations for future performance relating to the resale of the product; and (3) the amount of future returns, allowances, refunds and costs to be incurred can be reasonably estimated and are accrued accordingly.

We record as a reduction to revenue discount fees from merchant credit cards and sales discounts with customer sales, if any. We recognize reductions for credit card discount fees from charges associated with credit card merchant service providers against our respective gross credit card sales, and we recognize customer sales discounts on payments for select clients who pay on a timely basis on a 3/14 net discount.

We warranty our products for up to one year from the date of shipment. A liability is recorded for estimated claims to be incurred under product warranties and is based primarily on historical experience. As of June 30, 2006 we had a warranty liability established in the amount of $50,000 which is included in accrued expenses on the consolidated balance sheet. We had no material warranty claims during the year ended June 30, 2006. Should future warranty claims differ from our estimated current liability, there could be adjustments (either favorable or unfavorable) to our SG&A.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are set forth immediately following Item 15 of this report. Our index to the consolidated statements is set forth below.

Page
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets, June 30, 2006 and 2005	F-2

Consolidated Statements of Operations, Years ended June 30, 2006, 2005 and 2004	F-3

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency), Years ended June 30, 2006, 2005 and 2004	F-4 - F-5

Consolidated Statements of Cash Flows, Years ended June 30, 2006, 2005 and 2004	F-6 - F-7

Notes to Consolidated Financial Statements	F-8 - F-60

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits:

Note: Item 15 in the Original Filing is unchanged except for the filing of updated certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.

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

HOST AMERICA CORPORATION

April 20, 2007	By: /s/ DAVID J. MURPHY
David J. Murphy
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DAVID J. MURPHY	President, Chief Executive Officer	April 20, 2007
David J. Murphy	and Director (Principal Executive Officer)

/s/ MICHAEL C. MALOTA	Chief Financial Officer	April 20, 2007
Michael C. Malota	(Principal Financial and Accounting Officer)

/s/ ANNE L. RAMSEY	Director	April 20, 2007
Anne L. Ramsey

/s/ PATRICK J. HEALY	Director	April 20, 2007
Patrick J. Healy

/s/ JOHN D’ANTONA	Director	April 20, 2007
John D’Antona

/s/ GILBERT ROSSOMANDO	Director	April 20, 2007
Gilbert Rossomando

/s/ NICHOLAS M. TROIANO	Director	April 20, 2007
Nicholas M. Troiano

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets, June 30, 2006 and 2005	F-2

Consolidated Statements of Operations, Years ended June 30, 2006, 2005 and 2004	F-3

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency), Years ended June 30, 2006, 2005 and 2004	F-4 - F-5

Consolidated Statements of Cash Flows, Years ended June 30, 2006, 2005 and 2004	F-6 - F-7

Notes to Consolidated Financial Statements	F-8 - F-60

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

WARRANT LIABILITY

As the valuation of the warrant liability under the Black Scholes method produced adjustments to the fair value of the Laurus warrant, Host recorded those respective fair value adjustments as a component of the Statement of Operations. Under the Black Scholes method, the mark-to-market approach was utilized to record the fair value gain or loss by including the term of the warrant of 10 years, the market value of the CAFE stock, aggregate volatility rate and the average risk free interest rate for each measurement period. During the measurement period up to the sale of a substantial portion of the Laurus position during the first quarter of fiscal 2006, Host experienced an increase in our stock price, which created the fair value loss as the liability had increased, versus gains in fair value in 2005, when our stock price was declining, and created a decrease in liability during the fiscal 2005 year. The 2004 fair value mark-to-market adjustment to the warrants reflected a loss as a result of an increase in Host’s stock price, which created an increase in the liability.

BENEFICIAL CONVERSION RIGHTS

The Company accounts for the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt and equity instruments with non-detachable conversion options pursuant to the consensus for EITF Issue No. 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF Issue No. 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments. Such beneficially converted value is allocated to additional paid-in capital and the resulting discount is charged to interest expense or preferred stock dividends using the effective yield method over the period to the stated maturity or redemption date, if any. If there is no stated maturity or redemption date, the discount is charged over the period to the first date the instrument may be converted. Such value is determined after first allocating an appropriate portion of the proceeds received to any other detachable instruments included in the exchange.

The beneficial conversion calculation was determined by identifying the fair value of the respective warrants associated with the debt placements and adding that value to the fair value of the debt to determine a total fair value. Host then subtracted the warrant value and recorded the value as a warrant liability. Host subtracted the warrant fair value from the total value to determine the relative fair value of the debt portion that will be beneficially converted. The shares entitled to receive are calculated based on the fair value of the debt divided by the fixed conversion price as per the debt placement contracts. The price per share value the holder is entitled to receive is the relative fair value divided by shares the holder is entitled to receive. This price per share value is compared against the closing price of Host’s stock on the measurement date (contract date). The difference is the value of the shares to be beneficially converted, based on the market price per share on the contract date subtracted by the allocated price per share on conversion.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

BENEFICIAL CONVERSION RIGHTS (Continued)

The market price of Host’s shares when Host committed to the initial Laurus contract was $5.05 per share and when Host amended the Laurus contract was $4.00 per share. Host recorded a beneficial conversion charge from the amendment to interest expense of $113,386 and $138,583 in fiscal 2005 and 2006 respectively. Additionally, in fiscal 2004, Host recorded beneficial conversion to debt discount of $1,154,072. This allocation to debt discount was amortized over the life of the loan specific to the monthly amount conversion criteria pursuant to the terms of the Laurus note, as the Laurus terms specify monthly conversions exercisable based on the average closing price of common shares for five (5) trading days prior to conversion to be greater than or equal to 110% of the fixed conversion price of $5.03 in order for conversion to be exercisable for the Term Note A and $5.83 for the Term Note B.  The closing price of Host common shares did not meet the initial conversion criteria until fiscal 2006, where the unamortized balance was fully recognized as interest expense. The conversion expense to interest for the amended portion of the Laurus note was recognized when principal was actually converted in those years as a result of the conversion terms as mentioned above in Term Note A and Term Note B as a variable to the stock price. Additionally, the Note was not convertible at inception as a registration statement was not effective.

The market price of Host’s shares when Host committed to the June 17, 2005 private placement was $3.14 per share and when we committed to the June 23, 2005 private placement was $3.02 per share. There were no warrants issued with respect to these private placements. Host recorded a beneficial conversion charge to interest expense in aggregate of $28,744 in fiscal 2006. There was no expense recorded to interest expense in fiscal 2005 relating to this beneficial conversion.

The beneficial conversion with respect to the Series B preferred shares that are convertible into common shares was recorded at the total value of the conversion. The series B stock is convertible for a period of five years from the issue date into shares of Host’s common stock according to the conversion ratio of 1.5 to 1 as set forth in the Amendment to Host’s Articles of Incorporation. The excess of the fair value of the common stock into which the series B stock is convertible over the purchase price at the date of sale of $400,000 is a beneficial conversion feature that is analogous to a dividend on the Series B stock. Therefore, it has been reflected as an increase to the accumulated deficit and additional paid-in capital and an increase in the net loss applicable to common stockholders during the fiscal year ended June 30, 2004. There were no warrants issued with respect to the issuance of the Series B preferred shares. Host recorded this beneficial conversion charge to preferred dividend in the aggregate of $400,000 in fiscal 2004. The market price of Host’s common shares when Host issued the Series B preferred shares was $3.50 per share.

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

Host’s calculation of net revenues includes reductions for credit card discount fees and customer sales discounts on payments. Host recognize reductions for credit card discount fees from charges associated with credit card merchant service providers against our respective gross credit card sales, and recognize customer sales discounts on payments for select clients who pay on a timely basis on a 3/14 net discount. The net reductions is 0.2% or less than total revenue.

Contract installations with the RS Services, Inc. subsidiary specifically included construction contracts that extend beyond the fiscal reporting periods. These contracts are mainly for construction projects from the ‘ground up’. Host accounts for these projects on a percentage of completion basis, which is governed by SOP 81-1. As work in progress continues, the contracts specify for progress payments and the acceptance of the work from the buyer as delivered. The measurement of performance during the recognition process is calculated by the contract value of the total work to date. The contract billings require a set invoicing schedule either on a monthly and/or quarterly basis. Revenue is recognized based on the performance rendered at the measurement date. During the fiscal year ended 2006, and in accordance with SOP 81-1, Host has incurred costs and estimated earnings in excess of billings of $325,774 which is included in accounts receivable.

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

STOCK OPTIONS (Continued)

A summary of the status of the Company’s stock options and changes during each year is presented below. In all instances, the exercise price of the options equals the market price of the stock on the grant date:

The following table summarizes information about the stock options outstanding and exercisable at June 30, 2006:

	June 30, 2006			June 30, 2005			June 30, 2004
	Outstanding	Price	Weighted	Outstanding	Price	Weighted	Outstanding	Price	Weighted
			Average			Average			Average
			Exercise			Exercise			Exercise
			Price			Price			Price
Outstanding at beginning of year	1,403,078	$1.39-7.40	$4.19	1,030,650	$2.00-7.40	$4.42	700,850	$2.00-5.00	$2.54
Granted	276,500	$2.87-3.15	2.91	388,678	$1.39-4.04	3.49	407,550	5.82-7.40	7.22
Exercised	(20,000)	$2.00-2.69	2.34	(16,250)	$2.00-2.69	2.15	(77,750)	2.00-2.69	2.15
Forfeited	(487,600)	$2.00-7.40	4.66	-	-	-	-	-	-
Outstanding at end of year	1,171,978	$1.39-7.40	$3.47	1,403,078	$1.39-7.40	$4.19	1,030,650	$2.00-7.40	$4.42
Exercisable at end of year	1,148,145	$1.39-7.40	$3.44	1,386,578	$1.39-7.40	$4.15	1,008,150	$2.00-7.40	$4.35
Weighted average fair value of options issued during the year	$2.23			$4.25			$5.79

	Outstanding:			Exercisable:
Range of	Number	Weighted Avg.	Weighted	Exercisable	Weighted Avg.	Weighted
Exercise	Outstanding	Remaining	Avg. Exercise	at June 30,	Remaining	Avg. Exercise
Prices	at 6/30/06	Contractual Life	Price	2006	Contractual Life	Price
$1.39	175,000	9.00 years	$1.39	175,000	9.00 years	$1.39

$2.00 to $2.87	490,600	6.38 years	$2.51	490,600	6.38 years	$2.51

$3.04 to $3.92	234,978	8.74 years	$3.72	221,645	9.22 years	$3.76

$4.00 to $5.00	81,250	4.55 years	$4.16	81,250	4.55 years	$4.16

$5.82	2,400	7.35 years	$5.82	2,400	7.35 years	$5.82

$7.05 to $7.40	187,750	7.75 years	$7.29	177,250	8.21 years	$7.29
	1,171,978			1,148,145

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 -	STOCKHOLDERS’ EQUITY (Continued)

STOCK OPTIONS (Continued)

The total intrinsic value of options exercised during the years ended June 30, 2006, 2005 and 2004 was $46,813, $34,906 and $ 167,175 respectively. The total fair value of shares vested during the years ended June 30, 2006, 2005 and 2004 were $493,884, $87,827 and $1,692,961 respectively. The aggregate intrinsic value of options outstanding and options currently exercisable at June 30, 2006 was $4,072,576 and $3,952,326 respectively.

A summary of the status of the Company’s non-vested shares as of June 30, 2006 and changes during the year ended June 30, 2006 is presented below:

		Weighted
		Average Grant
Non Vested Shares:	Shares	Date Fair Value

Non vested at July 1, 2005	16,500	$4.13
Granted	40,000	2.44
Vested	(32,667)	2.75

Non Vested at June 30, 2006	23,833	$2.32

All stock options are granted at fair market value of the common stock at the grant date. As of June 30 2006, there was $75,925 of total unrecognized compensation cost related to non-vested share based compensation arraignments granted under the plans. The cost is expected to be recognized over a weighted average period of approximately 1.5 years.

On March 10, 2005, the Company adopted the 2005 Stock Option Plan (the “2005 Plan”), which was subsequently approved by the shareholders at the 2005 Annual Meeting. The purpose of the 2005 Plan is to provide a means whereby directors and selected employees, officers, agents, consultants and independent contractors of the Company or any subsidiary thereof, each as defined through reference to a 50% ownership threshold, may be granted incentive stock options and/or nonqualified stock options to purchase shares of common stock in order to attract and retain the services or advice of such directors, employees, officers, agents, consultants, and independent contractors and to provide an additional incentive for such persons to exert maximum efforts for the success of the Company and its affiliates by encouraging stock ownership.

The maximum number of shares of common stock with respect to which awards may be presently granted pursuant to the 2005 Plan is 500,000 shares. Shares issuable under the 2005 Plan may be either treasury shares or authorized but unissued shares. The number of shares available for issuance will be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or other changes in the capitalization of the Company. As of June 30, 2006 the Company issued 500,000 shares under the 2005 Plan.

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

The discount value of the shares of common stock issued to two directors was based on variables associated with the higher than normal risk associated with Host’s common stock due to the declining market price of Host’s shares, the risks of going concern and the restricted nature of the shares associated with the registration and the timing of liquidity under Rule 144. The price of the shares issued on January 19, 2005 was $3.86, the price of the shares issued on June 17, 2005 was $3.14, and the price of the shares issued on June 23, 2005 was $3.02. The notes issued on June 17, 2005 and June 23, 2005 were convertible below the market value and had a beneficial conversion feature which was recorded at fair value pursuant to the consensus for EITF Issue No. 98-5.

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

COMMON STOCK (Continued)

On March 16, 2006, Host issued 175,000 shares of restricted common stock in partial consideration for the settlement of the Sherwins’ lawsuit (see Note 15). The shares of common stock that were issued in the settlement of the Sherwin litigation were based on Host’s share market price on the settlement date. Common shares issued for convertible debt were recorded based on the contract price of conversion. Options issued in exchange for services are priced based on the Black Scholes method and recorded as an expense to the related service.

On March 22, 2006, Host issued 62,500 shares of common stock to FoodBrokers in accordance with the terms of the October 29, 2004 Asset Purchase Agreement.

WARRANTS

	June 30, 2006			June 30, 2005			June 30, 2004
	Outstanding	Price	Weighted	Outstanding	Price	Weighted	Outstanding	Price	Weighted
			Average			Average			Average
			Exercise			Exercise			Exercise
			Price			Price			Price
Outstanding at beginning of year	2,763,518	$2.00-10.00	$6.37	2,710,422	$2.00-10.00	$6.17	1,600,412	$2.00-5.50	$4.59
Granted	162,000	$1.75	1.75	222,516	$5.49	5.49	1,156,250	5.50-10.00	8.28
Exercised	(485,739)	$5.43-6.23	5.77	(169,420)	$2.00	2.00	(46,240)	2.00-5.50	3.89
Forfeited/cancelled	(25,000)	$5.98	5.98
Outstanding at end of year	2,414,779	$1.75-10.00	$6.19	2,763,518	$2.00-10.00	$6.37	2,710,422	$2.00-10.00	$6.17

In fiscal 2004, the Company issued 48,500 warrants to the Selling Agent in connection with the private placement of common stock. The warrants are exercisable for a period of five years, at an exercise price of $5.50 per share, unless extended. These warrants were recorded at fair value as issuance costs of $281,140 as determined by the Black-Scholes method and included as valuation assumptions the market value of the CAFE stock of $5.05, aggregate volatility rate of 71.31% and the average risk free interest rate of 3.97% and an expected dividend yield of $0.

The Company issued 600,000 warrants in connection with the 2004 private placement of subordinated debt and 57,750 warrants to the selling agent in connection with this private placement. These warrants are exercisable until January 31, 2009, at an exercise price of $10.00 per share, unless extended. The fair value of $803,467 allocated to the 600,000 warrants issued in connection to the 2004 private placement was determined by the Black-Scholes method including the market value of the CAFE stock, aggregate volatility rate and the average risk free interest rate measured at issue date, and recorded as additional paid in capital and amortizable debt discount. The fair value of $129,262 allocated to the 57,750 warrants to the Selling Agent was recorded as issuance costs and determined by the Black-Scholes method, and included as valuation assumptions the market value of the CAFE stock of $5.04, aggregate volatility rate of 71.0% and the average risk free interest rate of 3.85% and an expected dividend yield of $0.

HOST AMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 -	STOCKHOLDERS’ EQUITY (Continued)

WARRANTS (Continued)

On June 25, 2004, the Company issued 450,000 warrants in connection with its financing with Laurus Master Funds, Ltd. These warrants are exercisable for a period of ten years, at exercise prices of $5.98 and $6.23 for 300,000 and 150,000 warrants, respectively, and recorded as a liability and amortizable debt discount. Concurrently with the Laurus transaction, the Company issued 197,516 five year warrants at a weighted average exercise price of $5.43 to the Selling Agent and recorded the fair value of $600,000 as debt issuance deferred financing costs, amortizable over the life of the Laurus debt. Fair value was determined by the Black-Scholes method included as valuation assumptions the market value of the CAFE stock of $5.05, aggregate volatility rate of 72.0% and the average risk free interest rate of 4.73% and an expected dividend yield of $0.

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

During the first quarter of fiscal 2006, Laurus exercised 303,038 warrants at an exercise price of $5.98 per share and H.C. Wainwright & Co., the placement agency that assisted the Company in the Laurus financing, and three of its principals, exercised 182,701 warrants in a cashless exercise that resulted in the net issuance of 76,597 common shares at an exercise price of $5.43 per share.

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

Expected tax expense based on the federal statutory rate is reconciled with the actual expense for the years ended June 30, 2006, 2005 and 2004 as follows:

	2006	2005	2004
Statutory federal income tax benefit	34.00%	34.00%	34.00%
Statutory state income tax benefit	5.40%	5.40%	5.40%
Permanent difference impairment charge	0%	-15.10%	-31.00%
Interest paid with equity	-10.50%	-0.60%	0%
Other permanent differences	-3.10%	1.10%	-2.30%
Valuation allowance on net deferred tax assets	-25.80%	-24.80%	-6.10%

Federal Income Tax Expense	0%	0%	0%

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

PURCHASE COMMITMENT (Continued)

The options granted to Pyramid were issued at an exercise price of $1.39 which was the share price of CAFE common stock on the date of the option. The options are exercisable for a period of 10 years and are fully vested. The options were valued according to the Black Scholes method and were treated as additional research and development expense as the expense was pursuant to development costs of our light controller. At fiscal year end June 2006, Pyramid met the incentive targets required under the agreement and we accrued $174,306 to research and development for timely completion under the Black Scholes valuation method. The final targets were met in the first quarter fiscal 2007.

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

The agreement with TEGG had been signed and finalized in 2005. Host has elected to delay the start of their marketing efforts for the franchise services of TEGG and is currently in negotiations with them to alter their relationship and to focus on how TEGG and the Company can work together on other projects, specifically in energy conservation. The initial license fee of $84,000 was paid and expensed in fiscal 2005. In addition, Host also has been expensing, when incurred, the payments due TEGG each month for the royalty fee.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 -	COMMITMENTS AND CONTINGENCIES (Continued)

LEGAL MATTERS

The Company has established an accrual for all maximum estimated potential losses that it expects to incur from the below actions pursuant to SFAS 5, “Accounting for Contingencies”.

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