Form 10-Q
period 2007-03-31
HOST AMERICA CORP
filed 2007-05-15
CIK 809012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

On May 10, 2007, there were 10,506,514 shares of the registrant’s common stock, $.001 par value, outstanding.

HOST AMERICA CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2007 (Unaudited)	June 30, 2006 (Audited)
CURRENT ASSETS
Cash and cash equivalents	$437,390	$618,146
Accounts receivable, net of allowance for doubtful accounts of $109,709 and $214,533 as of March 31, 2007 and June 30, 2006, respectively	5,092,057	5,376,032
Inventories	1,139,117	1,000,825
Prepaid expenses and other current assets	439,194	653,044
Total current assets	7,107,758	7,648,047

EQUIPMENT AND IMPROVEMENTS, net	1,067,668	1,351,780

OTHER ASSETS
Other	384,391	364,391
Deferred financing costs, net	312,535	203,487
Intangible assets, net	172,500	217,500
	869,426	785,378
Total Assets	$9,044,852	$9,785,205

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Demand note payable	$498,223	$378,646
Secured debt	884,910	-
Current portion of long-term debt	553,986	449,029
Current portion of unsecured debt	1,409,900	250,000
Accounts payable	5,312,284	5,004,316
Accrued expenses	2,855,241	3,182,912
Total current liabilities	11,514,544	9,264,903

LONG-TERM LIABILITIES
Long-term debt, less current portion	849,728	1,055,948
Unsecured debt, less current portion	1,704,303	2,728,136
Warrant Liability	613,503	-
	3,167,534	3,784,084
Total liabilities	14,682,078	13,048,987

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $.001 par value, 2,000,000 shares authorized
Preferred stock, Series B, $.001 par value, 266,667 shares issued and outstanding	267	267
Common stock, $.001 par value, 80,000,000 shares authorized; 9,751,514 and 7,626,514 issued and outstanding at March 31, 2007 and June 30, 2006, respectively	9,752	7,627
Additional paid-in capital	40,911,494	38,407,699
Accumulated deficit	(46,558,739)	(41,679,375)
Total stockholders’ deficiency	(5,637,226)	(3,263,782)
Total Liabilities and Stockholders’ deficiency	$9,044,852	$9,785,205

See accompanying notes to the condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

	2007	2006

NET REVENUES	$8,333,575	$9,567,321

OPERATING COSTS AND EXPENSES
Cost of revenues	7,264,940	8,502,028
Selling, general and administrative expenses	2,293,262	1,617,643
Depreciation and amortization	115,807	124,014
Research and development costs	-	371,000
	6,674,009	10,614,685

Loss from operations	(1,340,434)	(1,047,364)

OTHER INCOME (EXPENSE)
Fair value gain (loss) on warrant	(37,200)	626
Other income	15,319	787
Amortization of deferred financing costs	(85,557)	(23,378)
Amortization of debt discount	(289,348)	(65,274)
Interest expense	(117,287)	(117,314)
	(514,073)	(204,553)

Loss before provision for income taxes	(1,854,507)	(1,251,917)
Provision for income taxes	15,000	15,000

Net loss	(1,869,507)	(1,266,917)
Preferred stock dividends	(8,000)	(8,001)

Net loss applicable to common stockholders	$(1,877,507)	$(1,274,918)

Net loss per share - basic and diluted	$(0.21)	$(0.18)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	8,995,612	7,123,070

See accompanying notes to the condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006

NET REVENUES	$26,545,282	$26,685,858

OPERATING COSTS AND EXPENSES
Cost of revenues	23,385,356	22,936,987
Selling, general and administrative expenses	6,601,368	9,458,015
Depreciation and amortization	356,845	426,228
Research and development costs	137,526	720,500
	30,481,095	33,541,730

Loss from operations	(3,935,813)	(6,855,872)

OTHER INCOME (EXPENSE)
Fair value gain (loss) on warrant	55,801	(1,295,160)
Other income	23,597	73,072
Amortization and write off of deferred financing costs	(139,668)	(1,070,686)
Amortization and write off of debt discount	(440,281)	(1,917,320)
Interest expense	(374,000)	(490,026)
	(874,551)	(4,700,120)
Loss before provision for income taxes	(4,810,364)	(11,555,992)

Provision for income taxes	45,000	45,000
Net loss	(4,855,364)	(11,600,992)

Preferred stock dividends	(24,000)	(24,003)

Net loss applicable to common stockholders	$(4,879,364)	(11,624,995)

Net loss per share - basic and diluted	$(0.56)	$(1.70)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	8,706,104	6,839,573

See accompanying notes to the condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,855,364)	$(11,600,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	504,676	575,708
Write off of UCC lien on technology	-	771,230
Revaluation of warrant liability	(55,801)	1,295,160
Bad debt expense	13,751	9,660
Non cash interest expense	-	13,640
Amortization and write off of debt discount	440,281	1,917,320
Beneficial conversion charge to interest	-	138,583
Employee stock compensation costs	141,750	471,405
Non-cash compensation	118,105	133,123
Amortization and write off of deferred financing costs	139,668	1,070,686
Gain on disposal of property and equipment	(422)	-
Changes in operating assets and liabilities	478,469	1,145,866
Net cash used in operating activities	(3,074,887)	(4,058,611)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment and improvements	(101,482)	(186,952)
Payment for purchase of UCC lien on technology	-	(400,000)
Decrease in restricted cash	-	1,630,000
Net cash provided by (used in) investing activities	(101,482)	1,043,048

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from demand note	119,577	174,000
Proceeds from issuance of common stock, net	1,956,874	2,408,980
Proceeds from secured debt	1,350,000	-
Payment of secured debt	(50,000)	-
Payments for deferred financing costs	(133,830)	-
Principal payments on long-term debt	(197,008)	(281,544)
Payment of unsecured debt	(50,000)	-
Net cash provided by financing activities	2,995,613	2,301,436

NET DECREASE IN CASH	(180,756)	(714,127)

Cash and cash equivalents, beginning of period	618,146	1,015,227

Cash and cash equivalents, end of period	$437,390	$301,100

HOST AMERICA CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED) (Continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
	2007	2006

Cash paid during the quarter for:
Interest	$273,450	$254,344
Income taxes	40,315	26,104

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	2007	2006
Equipment acquired through notes payable and capital leases	$86,695	$44,868
Issuance of common stock upon conversion of long-term debt and accrued interest	-	7,577,718
Dividends on preferred stock	24,000	24,003
Issuance of Common Stock - FoodBrokers	-	240,438
Issuance of Common Stock - Litigation	-	341,250
Promissory note issued in exchange for accounts payable	22,084	-
Debt forgiven on disposal of property and equipment	13,034	-
Repayment of accrued expense through issuance of stock options	174,306	-
Warrants issued for services provided	114,886	-

See accompanying notes to the condensed consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Host America Corporation (“Host”) was incorporated in Delaware on February 6, 1986 under the name University Dining Services, Inc. On March 9, 1998, Host filed a Certificate of Amendment with the Delaware Secretary of State changing its name to Host America Corporation. During fiscal 1999, Host changed its state of incorporation from Delaware to Colorado. Host currently consists of two principal operating divisions: food service and energy management. Host Business Dining and Lindley Food Service Corporation comprise the food service division and RS Services, Inc. comprises the energy management division. Host Business Dining is a contract food management organization that specializes in providing full service corporate dining and ancillary services such as special event catering and office coffee products to business and industry accounts located in Connecticut, New York, New Jersey, Rhode Island and Texas. The Lindley Food Service subsidiary provides fresh, unitized meals for governmental programs, such as senior nutrition programs, Head Start programs, school breakfast and summer school programs, primarily under fixed-price contracts in Connecticut, Indiana, Massachusetts and Rhode Island. The RS Services subsidiary, with offices in Oklahoma and Connecticut, provides full service electrical contracting and energy conservation services. RS Services offers its customers an experienced team of individuals specializing in the installation and design of electrical systems, energy management systems, telecommunication networks and retrofitting of existing control panels, lighting systems, and alarm systems. The principal energy management product is the EnerLume-EM™, capable of reducing energy consumption on lighting systems. RS Services has an established business in the electrical and energy management field and currently provides energy management services to several large corporations and multi-store customers throughout the United States.

GOING CONCERN

The Company incurred net losses of $4,855,364 and $11,600,992 for the nine months ended March 31, 2007 and 2006, respectively. The Company had $3,069,294 and $4,058,611 of cash that was used in operating activities for the nine months ended March 31, 2007 and 2006, respectively. At March 31, 2007, the Company had a working capital deficiency and a stockholders’ deficiency of $4,406,786 and $5,637,226, respectively.

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

The Company plans to improve cash flow through continued focus, deployment and promotion of its energy management segment and the underlying technology associated with the Company’s EnerLume-EM™ energy management product. The Company also plans to continue its efforts to identify ways of reducing operating costs and to increase liquidity through additional equity and debt financing. Moreover, the Company has entered into agreements with institutional investment firms to provide investment banking services and explore opportunities for additional equity and debt financings. The Company has recently entered into sale agreements to sell a substantial portion of its food service assets (see note 7) to inside management to help create the liquidity necessary to sustain operations and employ single focus on the future growth in energy conservation. The completion of equity and debt financings and the asset sales can help improve the Company’s cash flow and help foster the implementation of the Company’s current initiatives and business plan.

BASIS OF PRESENTATION

The condensed consolidated financial statements of Host America Corporation and subsidiaries (collectively, the “Company”) for the three and nine months ended March 31, 2007 and 2006 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) and disclosures necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006 as amended.

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

RECLASSIFICATIONS

Certain reclassifications in cost of revenues and selling, general and administration have been made to the 2006 amounts to conform to the 2007 presentations. These reclassifications did not change the previously reported net loss.

INVENTORIES

Inventories consist primarily of food, paper products and electrical components and are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and consist of the following as of March 31, 2007 and June 30, 2006:

	March 31, 2007	June 30, 2006

Raw materials	$616,472	$809,337
Finished goods	522,645	191,488

Totals	$1,139,117	$1,000,825

WARRANT LIABILITY

As the valuation of the warrant liability under the Black Scholes method produced adjustments to the fair value of the Shelter Island warrant (see note 2), Host recorded those respective fair value adjustments as a component of the Statement of Operations. Under the Black Scholes method, the mark-to-market approach was utilized to record the fair value gain or loss by including the term of the warrant of 10 years, the market value of the CAFE stock, aggregate volatility rate and the average risk free interest rate for each measurement period. During the nine month period ending, Host experienced a decrease in our stock price, which created a fair value gain as the Shelter Island liability had decreased, compared to significant losses in fair value in the prior fiscal year to date under the Laurus warrant when our stock price was increasing, which created a increase in liability during the nine month period ending in the prior fiscal year. During the three month period, Host experienced an increase in our stock price, which created a fair value loss as the Shelter Island liability had increased, compared to a nominal gain in fair value in the prior fiscal quarter under the Laurus warrant.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

REVENUE RECOGNITION

The Company derives its revenues from business dining management, the sale of unitized meals and electrical customer contracts for service work performed and delivery of product. Host recognizes revenue when persuasive evidence of an arrangement exists, Host has delivered the product or performed the service, the fee is fixed or determinable and collectibility is reasonably assured.

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

Host’s calculation of net revenues includes reductions for credit card discount fees and customer sales discounts on payments. Host recognizes reductions for credit card discount fees from charges associated with credit card merchant service providers against the respective gross credit card sales, and recognizes customer sales discounts on payments for select clients who pay on a timely basis on a 3/14 net discount. The net reductions are less than 0.2% of total revenue.

Contract installations with the RS Services, Inc. subsidiary specifically include construction contracts that extend beyond the fiscal reporting periods. These contracts are mainly for construction projects from the ‘ground up’. Host accounts for these projects on a percentage of completion basis, which is governed by SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. As work in progress continues, the contracts specify for progress payments and the acceptance of the work from the buyer as delivered. The measurement of performance during the recognition process is calculated by the contract value of the total work to date. The contract billings require a set invoicing schedule either on a monthly and/or quarterly basis. Revenue is recognized based on the performance rendered at the measurement date. During the nine months ended March 31, 2007, and in accordance with SOP 81-1, Host has incurred costs and estimated earnings in excess of billings of $162,729 which is included in accounts receivable. At June 30, 2006, the Company had costs and estimated earnings in excess of billings of $325,774, which is included in accounts receivable.

HOST AMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RESEARCH AND DEVELOPMENT

Research and development costs related to our energy management division are charged to expense when incurred. The amount charged to expense for the nine months ended March 31, 2007 and 2006 was $137,526 and $720,500, respectively. The amount charged to expense for the three months ended March 31, 2006 was $371,000. There was no charge to expense for the three months ended March 31, 2007.

BENEFICIAL CONVERSION RIGHTS

The Company accounts for the intrinsic value of beneficial conversion rights associated with notes arising from the issuance of convertible debt and equity instruments with non-detachable conversion options pursuant to the consensus for EITF Issue No. 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF Issue No. 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments. Such beneficially converted value is allocated to additional paid-in capital and the resulting discount is charged to interest expense or preferred stock dividends using the effective yield method over the period to the stated maturity or redemption date, if any. If there is no stated maturity or redemption date, the discount is charged over the period to the first date the instrument may be converted. Such value is determined after first allocating an appropriate portion of the proceeds received to any other detachable instruments included in the exchange.

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

NET EARNINGS (LOSS) PER COMMON SHARE (Continued)

Net loss per common share was computed based upon 8,706,104 and 6,839,573 weighted average number of common shares outstanding during the nine months ended March 31, 2007 and 2006, respectively. Net loss per common share for the three months ended was computed based upon 8,995,612 and 7,123,070 weighted average number of common shares outstanding during the three months ended March 31, 2007 and 2006, respectively.

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

The March 31, 2007 preferred stock dividend declared of $24,000 has been added to the net loss of $4,855,364 for the nine months ended March 31, 2007 to calculate the net loss applicable to common stockholders of $4,879,364 and the corresponding net loss per common share of $0.56. The 2006 preferred stock dividend declared of $24,003 has been added to the net loss of $11,600,992 for the nine months ended March 31, 2006 to calculate the net loss applicable to common stockholders of $11,624,995 and the corresponding net loss per common share of $1.70.

Convertible preferred shares subject to potential dilution totaled 266,667 for the nine months ended March 31, 2007 and 2006. Shares under stock purchase options totaled 1,194,778 and 1,251,556 for the nine months ended March 31, 2007 and 2006, respectively. Shares under warrants totaled 3,625,704 and 2,384,779 for the nine months ended March 31, 2007 and 2006, respectively. Convertible notes subject to potential dilution totaled 61,427 for the nine months ended March 31, 2007.

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

The Company recorded the cost of stock options in the nine month period ending March 31, 2007 of $52,447 and in the March 31, 2006 period of $471,405. The fair value of stock options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0% for 2007 and 2006; expected volatility range of 68% to 72% for 2007 and 2006; average risk-free interest rate range of 4.18% for 2007 and 2006; and expected option holding period of 10 years for 2007 and 2006.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the FASB issued SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. We first will be required to determine whether it is more likely than not that a tax position, if any, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the “more likely than not” recognition threshold will then be measured to determine the amount of benefit to recognize in the financial statements based upon the largest amount of benefit that is greater than 50 percent of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that FIN 48 may have on its financial statements.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. This statement does not permit application of this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The Company is currently evaluating the effect, if any, of SAFS 159 on its financial statements.

No other new accounting pronouncement issued or effective during this fiscal year has had or is expected to have a material impact on the condensed consolidated financial statements.

DEFERRED FINANCING COSTS

Costs incurred in connection with obtaining debt have been deferred and are being amortized over the term of the related borrowings using the straight-line method. Capitalized costs in connection with obtaining the Laurus debt have been expensed in July 2005 as a result of the conversion of the Laurus debt into equity.

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

In connection with the issuance of the note, the Company issued to Shelter Island a Common Stock Purchase Warrant for 372,000 shares of Host’s common stock exercisable for a five-year period at a conversion price in the aggregate of $372. The Company also granted Shelter Island a registration right for all of the common stock underlying the warrant, which initial registration statement is required to be filed with the SEC within 60 days of the closing of the transaction, and be declared effective within 90 days from the date of filing. Should the Company fail to file the registration statement within the 60-day period or have the registration statement declared effective by the SEC within the 90-day period, the Company shall pay the Investor in cash, as liquidated damages: (a) 1% for each 30-day period; and (b) 1.5% for each additional 30-day period on a daily basis of the original principal amount of the Note.

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

The Company recorded the fair value of the warrants of $669,304, at the date of issuance, as long-term liability as it was assumed that the Company would be required to net-cash settle the underlying securities with a corresponding reduction in the note. The Company is required to carry these warrants on its balance sheet at fair value and unrealized changes in the values of these warrants are reflected in the consolidated statement of operations as “Fair value gain (loss) on warrant.” This non-cash gain totaled $55,801 for the nine months ended March 31, 2007.

The obligations of the Company under the note are guaranteed by Lindley Food Services, Inc., a wholly-owned subsidiary of the Company, pursuant to a Subsidiary Guaranty and a Term Note Security Agreement dated December 19, 2006. The agreements provide for the subsidiary’s full guarantee to pay the obligations underlying the note, as well as a grant to Shelter Island of a continuing security interest in all of the assets of Lindley. In addition, the obligations of the Company under the note are secured by a security interest in the accounts receivables of Lindley pursuant to the Term Note Security Agreement, as well as 300 shares of common stock and 300 shares of preferred stock of Lindley, pursuant to a Stock Pledge Agreement dated December 19, 2006. It is anticipated for this note be paid in full upon the sale of Lindley’s assets (See Note 7).

Unsecured Convertible Promissory Note - Modification Agreement

On January 19, 2007, Host entered into a Modification Agreement with an investor who was a former member of the Board of Directors holding a $100,000 outstanding Unsecured Convertible Promissory Note, which was to be due two years from the date of signing of the note on January 19, 2005. The Modification Agreement extends the final maturity date of the note to July 19, 2007, and provides that all other terms and conditions of the note shall remain the same.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 2 -	SHORT TERM OBLIGATIONS (Continued)

Demand Note Payable

RS Services has a revolving line of credit with a bank that provides for borrowings up to a maximum of $500,000 and a maturity of less than one year. Interest is calculated based on a variable rate index equal to the Wall Street Journal prime rate daily plus 1% per annum (9.25% at March 31, 2007). The note is collateralized by certain assets of RS Services and has an outstanding balance of $498,223 at March 31, 2007.

NOTE 3 -	STOCKHOLDERS’ EQUITY

The Company granted 75,000 stock options during the nine months ended March 31, 2007 under an employment agreement, subject to performance based vesting arrangements and recorded stock option forfeitures for the nine months ended March 31, 2007 of 52,200 as actual terminations of employments and director resignations according to the plan policy.

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

COMMON STOCK AND WARRANTS (Continued)

On October 12th through the 19th, 2006, Host closed a private placement of an aggregate 60,000 shares of common stock and 18,000 common stock purchase warrants to a limited number of accredited investors.  The securities were sold at a price of $1.00 per share for aggregate proceeds of $60,000.  The warrants are exercisable for a period of the later of five years or two years after the shares underlying the warrants are listed and registered for resale pursuant to an effective registration at an exercise price of $1.75 per share. The offer and sale was conducted on behalf of the Company by a NASD licensed broker-dealer who received a sales commission of 5% of the gross proceeds of the offering and 9,000 common stock purchase warrants exercisable at $1.75 per share.

On December 19, 2006, in connection with the issuance of the Shelter Island note (see Note 2), the Company issued to Shelter Island a Common Stock Purchase Warrant for 372,000 shares of our common stock exercisable for a five-year period at a conversion price in the aggregate of $372. The Company also granted Shelter Island a registration right for all of the common stock underlying the warrant, which initial registration statement is required to be filed with the SEC within 60 days of the closing of the transaction, and be declared effective within 90 days from the date of filing. Should the Company fail to file the registration statement within the 60-day period or have the registration statement declared effective by the SEC within the 90-day period, the Company shall pay the Investor in cash, as liquidated damages: (a) 1% for each 30-day period; and (b) 1.5% for each additional 30-day period on a daily basis of the original principal amount of the Note.

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

The Company recorded the fair value of the warrants under the Black-Scholes method as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these warrants on its balance sheet at fair value and unrealized changes in the values of these warrants are reflected in the consolidated statement of operations as “Fair value gain (loss) on warrant.” This non-cash gain totaled $55,801 in fiscal 2007. The offer and sale was conducted on behalf of the Company by a NASD licensed broker-dealer who received a sales commission of $69,800 and 97,800 common stock purchase warrants exercisible at $1.75 per share.

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

On February 23, 2007, pursuant to an employment contract, Host granted 100,000 shares of the Company’s common stock to the newly appointed Chief Financial Officer, Mr. Michael C. Malota, which vest 50,000 shares on February 23, 2007, 25,000 shares on August 23, 2007 and 25,000 shares on February 23, 2008, provided he is employed by the Company. (see Note 5). The Company also granted 25,000 shares of Host common stock to a newly hired sales executive in energy management, pursuant to an agreed upon arraignment.

On March 30, 2007, Host closed a private placement of 700,000 shares of common stock and 210,000 common stock purchase warrants to a limited number of accredited investors. The securities were sold at a price of $1.00 per share for aggregate proceeds of $700,000. The warrants are exercisable for a period of the later of five years or two years after the shares underlying the warrants are listed and registered for resale pursuant to an effective registration at an exercise price of $1.75 per share. The offer and sale of the common stock and warrants was conducted by the officers and directors of the Company who did not receive any commissions or special remuneration and by a NASD-licensed broker-dealer who received a sales commission of $19,375 and 19,375 warrants exercisable under the same terms as those warrants sold as part of the offering.

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

LAURUS CONVERSION (Continued)

and the unamortized and deferred financing charges. H.C. Wainwright & Co., the placement agent that assisted the Company in the Laurus financing, and three of its principals exercised 182,701 warrants in a cashless exercise that resulted in the net issuance of 76,597 common shares at an exercise price of $5.43 per share.

NOTE 4 -	INCOME TAXES

The provision for income taxes consists of current state income taxes of $45,000 for the nine months ended March 31, 2007 and 2006.

As of March 31, 2007, the Company has federal net operating loss carryforwards of approximately $20,728,000 expiring through fiscal 2027.

The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized. At March 31, 2007, the Company has recorded a valuation allowance for all of its net deferred tax assets and for the nine months ended March 31, 2007 the Company increased the valuation allowance by approximately $1,615,000.

NOTE 5 -	CONTINGENCIES

EMPLOYMENT CONTRACTS

On February 23, 2007, David J. Murphy, age 49, was appointed Chief Executive Officer of Host America and his employment agreement effective January 21, 2004, was amended on February 23, 2007 to reflect his new title and current salary of $190,000 per year. Other terms of the agreement dated January 21, 2004 that carried over to the amended agreement  includes a term extending through January 21, 2009, participation in the Company’s stock option plans on a basis consistent with other officers of the Company and his salary may be increased by the Compensation Committee from time to time. In addition, the employment agreement provides that if Mr. Murphy were to terminate employment for good reason or if the Company terminated his employment for any reason except good cause (as defined), the Company would pay severance benefits constituting his salary and fringe benefits throughout the term of the agreement or for two years, whichever is greater. If such termination occurred after a change of control, the Company would pay a special severance benefit equal to six months salary, plus fringe benefits, for every calendar year of his employment with the Company. In the event that Mr. Murphy’s employment terminated because of his disability, the Company would pay a severance benefit of one year’s salary plus benefits. The employment agreement provides that any disputes will be settled by binding arbitration rather than court action.

HOST AMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 5 -	CONTINGENCIES (Continued)

EMPLOYMENT CONTRACTS (Continued)

On February 23, 2007, Michael C. Malota, age 43, was appointed Chief Financial Officer and Secretary. Mr. Malota was employed as Director of Special Operations of the Company from July 2005 to February 2007 under a prior employment contract. In connection with Mr. Malota’s employment, he and the Company entered into an employment agreement dated February 23, 2007. The material terms of the employment agreement are as follows: Mr. Malota will serve as Chief Financial Officer and Secretary of the Company commencing on February 23, 2007, until September 30, 2008, unless terminated earlier or renewed. The term will automatically extend for successive periods of one year each, unless either party gives written notice to the Company. Mr. Malota will receive an annual salary of $165,000, subject to performance reviews by the Chief Executive Officer. Mr. Malota will receive health, life and disability insurance on terms offered to other officer’s of the Company and expense reimbursement for reasonable travel and other expenses for the Company’s benefit. Mr. Malota will receive 100,000 shares of the Company’s common stock which vested 50,000 shares on February 23, 2007, 25,000 shares on August 23, 2007 and 25,000 shares on February 23, 2008, provided he is employed by the Company. Mr. Malota will also be entitled to participate in any employee benefit plans including stock option plans or receive bonuses or incentive compensation under terms and conditions to be determined by the Board of Directors in its discretion.

LEGAL MATTERS

The Company has established an accrual for all estimated potential losses that it expects to incur from the below actions pursuant to SFAS 5, “Accounting for Contingencies”

Host America Corp. and GlobalNet Energy Investors Inc., v. Coastline Financial Inc., Case No. 2:04-cv-00879 (District Court, Salt Lake City, Utah)

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

On January 24, 2007, the United States District Court of Utah released an order disbursing funds on deposit at the Registry of the court pursuant to a December 22, 2006 Assignment and Release Agreement with Coastline in regards to the outstanding litigation. Under the terms of the Assignment and Release, Host agreed to transfer the cash bond in the amount of $300,000 plus accumulated interest to Coastline, and Coastline agreed to transfer and assign to Host all of its rights and interest in the K.W.M. case, including without limitation the default judgment, as well as all K.W.M. assets claimed by Coastline in the first and second case. In addition, both Host and Coastline agreed to settle, compromise, release and forever discharge each other and its affiliates, shareholders, related entities, predecessors, successors, employees, agents, insurance companies, and each other from any claim and all claims, demands, or causes of action whatsoever, including without limitation the first case and the second case, that both Host and Coastline may have against each other arising from or out of any and all events up to the date of the Assignment and Release Agreement. The funds were released on February 14, 2007.

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

LEGAL MATTERS (Continued)

Class Actions (Continued)

On September 21, 2005, as amended on September 26, 2005, the Court issued a Consolidation and Scheduling Order, consolidating the above-referenced class actions under the caption, In re Host America Securities Litigation, Civil Action No. 05-cv-1250 (JBA). On June 15, 2006, lead plaintiffs filed a Consolidated Complaint for Violations of the Securities Laws. On February 12, 2007, lead plaintiffs filed an amended Consolidated Complaint for Violations of the Securities Laws (“Consolidated Complaint”), which names as defendants Host, Geoffrey W. Ramsey, David J. Murphy, Peter Sarmanian and Roger D. Lockhart, and purports to be brought on behalf of all persons who purchased the publicly traded securities of the Company between July 12, 2005 and September 1, 2005. The Consolidated Complaint is based on substantially the same allegations as the earlier filed complaints. Plaintiffs seek unspecified damages based on alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and under Section 20A against defendants Sarmanian and Lockhart. On March 27, 2007, all defendants filed motions to dismiss the Consolidated Complaint. On April 17, 2007 Lead Plaintiffs and defendants Host America, Murphy, Sarmanian and Geoffrey Ramsey filed a joint notice advising the Court that those parties had reached a verbal agreement in principle to settle the Class Action, which shall become binding on completion and execution of a stipulation of settlement.

The settling parties are currently drafting a written settlement agreement and other customary documentation. Any settlement will be subject to preliminary approval by the Court, issuance of notice to the purported shareholder class, and final approval by the Court. There is no assurance that the Court will grant such approval, or that the settlement will become final.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 5 -	CONTINGENCIES (Continued)

LEGAL MATTERS (Continued)

Derivative Actions - Federal Court

Host has also been named as a nominal defendant in two shareholder derivative actions filed in the United States District Court for the District of Connecticut. The captions of those actions are Michael Freede v. Geoffrey Ramsey, et al., Civil Action No. 05-01326 (JBA)(filed August 19, 2005) and Joella W. Cheek v. Geoffrey Ramsey, et al., Civil Action No. 05-01326 (JBA)(filed September 13, 2005). The derivative actions named as defendants Geoffrey W. Ramsey, David J. Murphy, Gilbert Rossomando, Peter Sarmanian, and Anne L. Ramsey, and the Cheek action also named Roger Lockhart. The derivative complaints generally alleged that the defendants caused and/or permitted Host to make alleged false and misleading statements about the Company’s commercial relationship with Wal-Mart in the July 12, 2005 press release. The complaints asserted claims purportedly on behalf of Host against the defendants for breach of fiduciary duty, unjust enrichment and abuse of control, mismanagement and insider trading, and sought an unspecified amount of damages. The plaintiffs did not make presuit demand on the Board of Directors prior to filing the actions. The complaints did not purport to seek affirmative relief from the Company. By order dated October 20, 2005, the court consolidated the derivative actions, and administratively consolidated the derivative actions with In re Host America Securities Litigation, Civil Action No. 05-cv-1250 (JBA).  On June 22, 2006, the federal derivative plaintiffs filed a Verified Amended Derivative Complaint, which names as defendants Geoffrey Ramsey, David Murphy, Anne Ramsey, Peter Sarmanian, Gilbert Rossomando, Roger Lockhart, Host directors C. Michael Horton, Nicholas M. Troiano, Patrick J. Healy, and John D’Antona, and Host itself as a nominal defendant. The Verified Amended Derivative Complaint is based on substantially the same allegations as the earlier filed federal derivative complaints, and asserts causes of action for breach of fiduciary duty, gross negligence, abuse of control, gross mismanagement, breach of contract, unjust enrichment, and insider trading. The complaint seeks an unspecified amount of damages and other relief purportedly on behalf of Host. On March 27, 2007, all defendants filed motions to dismiss the Consolidated Complaint. On April 16, 2007 the derivative action plaintiffs and all defendants filed a joint notice advising the Court that the parties had reached a verbal agreement in principle to settle the derivative action, which shall become binding on completion and execution of a stipulation of settlement. The parties are currently drafting a written settlement agreement and other customary documentation. The settlement will be subject to preliminary approval by the Court, issuance of notice to Host stockholders, and final approval by the Court, and is also contingent on final approval of the Class Action settlement. There is no assurance that the Court will grant such approval, or that the settlement will become final.

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

On or about May 31, 2006, Host America removed the Contreras action to the United States District Court for the District of Connecticut, and subsequently filed a motion to consolidate that action with the In re Host America Securities Litigation. Plaintiffs moved to remand the case to state court, which Host America opposed. Following an order granting plaintiffs’ motion, the federal court remanded the Contreras action to state court on September 20, 2006. On January 18, 2007, the Company filed a request to revise the complaint, and has also moved to stay discovery pending a disposition on its contemplated motion to dismiss. The Company believes it has substantial and meritorious defenses to the action.

With regard to the settlements in principle of the federal class action and federal derivative action, Host and its past and present officer and director defendants believe that ultimate settlement is probable and anticipate insurance proceeds to fund in part the expected settlement payments which anticipated insurance proceeds have not been accrued. The parties are currently drafting a written settlement agreement and other customary documentation. As a result of the pending settlement, the parties have agreed to stay proceedings. If the settlement does not occur and litigation against the Company continues, the Company believes that it has meritorious defenses and intends to defend the case vigorously. If the litigation continues, the Company cannot estimate whether the result of the litigation would have a material adverse effect on its financial condition, results of operations or cash flows.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 5 -	CONTINGENCIES (Continued)

LEGAL MATTERS (Continued)

SEC Investigation

On July 19, 2005, the staff of the Securities and Exchange Commission’s Fort Worth Office initiated an informal inquiry into the facts and circumstances surrounding a press release issued by the Company on July 12, 2005. On July 22, 2005, the SEC issued a Formal Order of Investigation into the issuance of the press release and previously initiated a suspension in the trading of our securities. The SEC investigation is still ongoing, and Host’s current officers have responded to all SEC requests for interviews and information.

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

The arbitration had been initially scheduled for November 27, 28 and 30, 2006, but was postponed and heard on March 26, 27, 28 and April 2 and 3, 2007, resulting from Mr. Ramsey filing a motion in limine. Under direction from the arbitrator, post arbitration briefs are due on or before May 21, 2007. In accordance with American Arbitration Association guidelines, the arbitrator will have until June 21, 2007 to make a ruling on the case. The Company intends to vigorously defend itself and believes that the arbitrator will find that just cause existed for Mr. Ramsey’s termination.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 5 -	CONTINGENCIES (Continued)

LEGAL MATTERS (Continued)

Anne and Debra Ramsey Arbitration

On December 2, 2005, a Demand for Arbitration was filed by Anne Ramsey and Debra Ramsey alleging that their employment was terminated in breach of employment agreements that they purportedly entered into with the Company.  Anne Ramsey, the sister of Geoffrey Ramsey, was the Company’s former Human Resource Director and currently serves on the Board of Directors. Debra Ramsey is the wife of Geoffrey Ramsey and was a former administrative assistant for the Company. The Company terminated both individuals on November 23, 2005.  On or about March 20, 2006, the Company instituted an injunction proceeding in the New Haven Superior Court to permanently enjoin this arbitration on the basis that the Company never authorized the employment agreements relied upon by Anne and Debra and therefore such contracts were void. The matter was tried in November, 2006 and the Court rendered a decision on January 8, 2007 denying a permanent injunction. On January 26, 2007 the Company filed an appeal of the Superior Court decision in the Appellate Court. Additionally, the Company filed a Motion For Stay in the Superior Court on February 1, 2007 seeking to stay enforcement of the decision pending the outcome of the appeal. The Motion For Stay was granted on March 7, 2007. It is anticipated that with respect to the appeal, a preargument conference will be scheduled for late May or June 2007 and the Company’s brief will be due forty-five (45) days thereafter.

Other

In addition, as with most businesses, there exists routine litigation incidental to our business, none of which is anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows.

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

Business segment financial information as of and for the three months ended March 31, 2007 is as follows: Note: The Company has subsequently entered into sale agreements to sell select assets of the business dining and unitized meals segments (see note 7).

	Business Dining	Unitized Meals	Energy Management	Consolidated

Sales to unaffiliated customers	$3,088,445	$3,932,585	$1,312,545	$8,333,575
Segment profit (loss)	(1,355,213)	95,840	(610,134)	(1,869,507)
Depreciation and amortization	11,687	66,876	87,514	166,077
Provision for income taxes	3,000	12,000	-	15,000

Business segment financial information as of and for the three months ended March 31, 2006 is as follows:

	Business Dining	Unitized Meals	Energy Management	Consolidated

Sales to unaffiliated customers	$3,079,832	$3,835,569	$2,651,920	$9,567,321
Segment profit (loss)	(321,060)	267,190	(1,213,047)	(1,266,917)
Depreciation and amortization	17,413	65,844	92,019	175,276
Provision for income taxes	3,000	12,000	-	15,000

Business segment financial information as of and for the nine months ended March 31, 2007 is as follows:

	Business Dining	Unitized Meals	Energy Management	Consolidated

Sales to unaffiliated customers	$9,684,089	$11,579,523	$5,281,670	$26,545,282
Segment profit (loss)	(3,016,103)	374,454	(2,213,715)	(4,855,364)
Depreciation and amortization	35,663	195,153	273,860	504,676
Provision for income taxes	9,000	36,000	-	45,000
Segment assets	2,091,441	4,427,493	2,525,918	9,044,852

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 6 -	INDUSTRY SEGMENT INFORMATION (Continued)

Business segment financial information as of and for the nine months ended March 31, 2006 is as follows:

	Business Dining	Unitized Meals	Energy Management	Consolidated

Sales to unaffiliated customers	$9,090,649	$11,401,189	$6,194,020	$26,685,858
Segment profit (loss)	(9,645,786)	488,423	(2,443,629)	(11,600,992)
Depreciation and amortization	53,342	197,327	325,039	575,708
Provision for income taxes	9,000	36,000	-	45,000
Segment assets	1,751,976	4,764,943	3,180,344	9,697,263

NOTE 7 -	SUBSEQUENT EVENTS

Agreement for Sale of Corporate Dining Division

On April 17, 2007, Host entered into an Asset Purchase Agreement with Host America Corporate Dining, Inc. (the “Host Purchaser”) for the sale of substantially all of the assets relating to the Company’s corporate dining business that specializes in the management of corporate dining rooms and cafeterias and such ancillary services as special event catering and office coffee services. The proposed sale of assets includes the “Host America” name. The President of the Host Purchaser is Timothy Hayes, the Director of Operations of the Company’s corporate dining division. The consideration to be paid to the Company pursuant to the Host Purchase Agreement consists of cash in the amount of $1.2 million, which is subject to adjustment based on the number of corporate dining accounts and inventory figures two days prior to closing. Assets under the definitive agreement of the corporate dining division totaled $211,318 as of March 31, 2007. There are no liabilities that are subject to the agreement.

Completion of the transaction is subject to, among other things, the Host Purchaser obtaining satisfactory financing, the Company receiving shareholder approval to consummate the transaction contemplated by the agreement, the Company receiving shareholder approval to amend its articles of incorporation to change its corporate name, the execution of a non-compete agreement by the Company, as well as all other customary closing conditions. In addition, Mr. David Murphy, our Chief Executive Officer is required to enter into a covenant not to compete for a period of five (5) years with the Host Purchaser. Mr. Murphy will receive $34,218 payable from the Host Purchaser in 60 monthly installment payments as consideration for entering into the agreement.

HOST AMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 7 -	SUBSEQUENT EVENTS

Agreement for Sale of Lindley Food Services

On April 17, 2007, the Company and Lindley Food Services Corporation, (collectively, the “Lindley Seller”) entered into an Asset Purchase Agreement (the “Lindley Purchase Agreement”) with Lindley Acquisition Corporation (the “Lindley Purchaser”) for the sale of substantially all of the assets relating to the Company’s Lindley Food Services subsidiary that engages in contract packaging, school meals and senior feeding services. The President of the Lindley Purchaser is Gilbert Rossomando, the President of the Company’s Lindley Food Services subsidiary and a current director of the Company. The Vice President of the Lindley Purchaser is Mark Cerreta, the Executive Vice President of the Company’s Lindley Food Services subsidiary. The consideration to be paid to the Company pursuant to the Lindley Purchase Agreement consists of cash in the amount of $2.5 million, which is subject to adjustment based on the net asset value of the Lindley subsidiary two days prior to closing. Mr. Rossomando, a current Director, has abstained from voting on this transaction. Assets under the definitive agreement of the Lindley Food Service division totaled $4,313,342 and liabilities to be assumed under the definitive agreement total $2,244,936 as of March 31, 2007.

Completion of the transaction is subject to, among other things, the Lindley Purchaser obtaining satisfactory financing, the Company having received shareholder approval to consummate the transaction contemplated by the agreement, the execution of non-compete agreements by the Company and Lindley Food Services, as well as all other customary closing conditions.

At March 31, 2007, the Company capitalized $124,671 of costs associated with the sale of these divisions.

Private Placement

On April 19, 2007, Host closed the sale of 755,000 shares of common stock and 226,500 common stock purchase warrants to a limited number of accredited investors. The securities were sold at a price of $1.00 per share for aggregate proceeds to the Company of $755,000. The warrants are exercisable for a period of the later of five years or two years after the shares underlying the warrants are listed and registered for resale pursuant to an effective registration at an exercise price of $1.75 per share. The offer and sale of the common stock and warrants was conducted by the officers and directors of the Company who did not receive any commissions or special remuneration and by a NASD-licensed broker-dealer who received a sales commission of $18,988 and 18,988 warrants exercisable under the same terms as those warrants sold as part of the offering.

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

Overview

We are an outsource provider of food service and energy conservation management. Host Business Dining and Lindley Food Service comprise our food service division and RS Services comprises our energy management division.

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

Recent Developments

This section covers developments beginning in the third quarter of fiscal 2007 (beginning January 1, 2007), the last period for which reports were provided to shareholders.

Term Loan Modifications

On January 11, 2007, we entered into a Modification Agreement with four of the five individuals within the Company, including certain officers and directors holding outstanding Secured Promissory Notes, which were to be due in full after 180 days of signing of the notes on July 5, 2006. On January 11, 2007, the balance of the notes was $300,000. The Modification Agreement extends the final maturity date of the outstanding notes to January 5, 2008, and provides that all indebtedness owing by Host to Shelter Island Opportunity Fund, LLC must be paid in full before any principal payments may be made under the notes.

On January 19, 2007, we entered into a Modification Agreement with an investor who was a former member of our Board of Directors holding a $100,000 outstanding Unsecured Convertible Promissory Note, which was to be due two years from the date of signing of the original note on January 19, 2005. The Modification Agreement extends the final maturity date of the note to July 19, 2007, and provides that all other terms and conditions of the note shall remain the same.

Resignation of Directors

On February 23, 2007, C. Michael Horton and Peter Sarmanian resigned as directors to pursue personal business interests. Mr. Sarmanian served on our Audit Committee and Mr. Horton served on our Compensation Committee.

Appointment of Officers

On February 23, 2007, David J. Murphy, age 49, was appointed Chief Executive Officer and Michael C. Malota, age 43, was appointed Chief Financial Officer and Secretary.

Mr. Murphy is a co-founder of Host America and has served as Executive Vice President and a director since March 1986 and Chief Financial Officer since 1998. He was appointed as Acting President and Chief Executive Officer by the Board of Directors on August 30, 2005. Currently, he is responsible for all operational aspects of the company. From 1984 to 1986, he was the Operations Manager for Campus Dining at the University of New Haven. From 1983 to 1984, he was involved in operations at Hamilton College in Clinton, New York and Fairleigh Dickinson University in Madison, New Jersey. Mr. Murphy received his B.S. degree in International Business from Quinnipiac University in Hamden, Connecticut, and a certificate in Exporting Marketing from the same college. He has also completed post graduate courses in business.

Mr. Malota was employed as Director of Special Operations of Host America from July 2005 to February 2007. Mr. Malota has extensive financial experience with over 15 years working in corporate finance and accounting. Mr. Malota served as a consultant from June 2000 to June 2005 to multi-national and international corporations including Danzas-Air Express International from June 2000 to December 2001 and GE Capital from March 2002 to December 2004. Prior to June 2000, he served as a corporate controller for medium size corporations in both service and manufacturing. He has additional experience in mergers and acquisitions, corporate planning, internal controls, taxation and project management. He graduated from Sacred Heart University in December 1989 with a degree in Finance and completed his MS Degree in Corporate Tax from the University of New Haven in May 1998.

Mr. Murphy’s employment agreement effective January 21, 2004, was amended on February 23, 2007 to reflect his new title and current salary of $190,000 per year. Other terms of the agreement dated January 21, 2004 that carried over to the amended agreement include a term extending through January 21, 2009, participation in our stock option plans on a basis consistent with other officers and his salary may be increased by the Compensation Committee from time to time. In addition, the employment agreement provides that if Mr. Murphy were to terminate employment for good reason or if we terminated his employment for any reason except good cause (as defined), we would pay severance benefits constituting his salary and fringe benefits throughout the term of the agreement or for two years, whichever is greater. If such termination occurred after a change of control, we would pay a special severance benefit equal to six months salary, plus fringe benefits, for every calendar year of his employment with us. In the event that Mr. Murphy’s employment terminated because of his disability, we would pay a severance benefit of one year’s salary plus benefits. The employment agreement provides that any disputes will be settled by binding arbitration rather than court action.

In connection with Mr. Malota’s employment, he entered into an employment agreement with us dated February 23, 2007. The material terms of the employment agreement are as follows:

•
Mr. Malota will serve as Chief Financial Officer and Secretary of Host commencing on February 23, 2007, until September 30, 2008, unless terminated earlier or renewed. The term will automatically extend for successive periods of one year each, unless either party gives written notice.

•	Mr. Malota will receive an annual salary of $165,000, subject to performance reviews by the Chief Executive Officer.

•	Mr. Malota will receive health, life and disability insurance on terms offered to our other officer’s and expense reimbursement for reasonable travel and other expenses for our benefit.

•
Mr. Malota will receive 100,000 shares of our common stock which vested 50,000 shares on February 23, 2007, 25,000 shares on August 23, 2007 and 25,000 shares on February 23, 2008, provided he is employed by us.

•
Mr. Malota will be entitled to participate in any employee benefit plans including stock option plans or receive bonuses or incentive compensation under terms and conditions to be determined by the Board of Directors in its discretion.

Agreement for Sale of Corporate Dining Division

On April 17, 2007, we entered into an Asset Purchase Agreement with Host America Corporate Dining, Inc. (the “Host Purchaser”) for the sale of substantially all of the assets relating to our corporate dining business that specializes in the management of corporate dining rooms and cafeterias and such ancillary services as special event catering and office coffee services. The proposed sale of assets includes the “Host America” name. The President of the Host Purchaser is Timothy Hayes, the Director of Operations of our corporate dining division. The consideration to be paid to us pursuant to the Host Purchase Agreement consists of cash in the amount of $1.2 million, which is subject to adjustment based on the number of corporate dining accounts and inventory figures two days prior to closing.

Completion of the transaction is subject to, among other things, the Host Purchaser obtaining satisfactory financing, our receipt of shareholder approval to consummate the transaction contemplated by the agreement, our receipt of shareholder approval to amend our articles of incorporation to change our corporate name, the execution of a non-compete agreement by us, as well as all other customary closing conditions. In addition, Mr. David Murphy, our Chief Executive Officer is required to enter into a covenant not to compete for a period of five (5) years with the Host Purchaser. Mr. Murphy will receive $34,218 payable from the Host Purchaser in 60 monthly installment payments as consideration for entering into the agreement.

Agreement for Sale of Lindley Food Services

On April 17, 2007, Host and our Lindley Food Services subsidiary entered into an Asset Purchase Agreement with Lindley Acquisition Corporation (the “Lindley Purchaser”) for the sale of substantially all of the assets relating to our Lindley Food Services subsidiary that engages in contract packaging, school meals and senior feeding services. The President of the Lindley Purchaser is Gilbert Rossomando, the President of our Lindley Food Services subsidiary and a current director of Host. The Vice President of the Lindley Purchaser is Mark Cerreta, the Executive Vice President of our Lindley Food Services subsidiary. The consideration to be paid to us pursuant to the Lindley Purchase Agreement consists of cash in the amount of $2.5 million, which is subject to adjustment based on the net asset value of the Lindley subsidiary two days prior to closing. Mr. Rossomando has abstained from voting on this transaction.

Completion of the transaction is subject to, among other things, the Lindley Purchaser obtaining satisfactory financing, our receipt of shareholder approval to consummate the transaction contemplated by the agreement, the execution of non-compete agreements by Host and Lindley Food Services, as well as all other customary closing conditions.

Private Placement

On April 19, 2007, we closed the sale of 755,000 shares of common stock and 226,500 common stock purchase warrants to a limited number of accredited investors. The securities were sold at a price of $1.00 per share for aggregate proceeds to us of $755,000. The warrants are exercisable for a period of the later of five years or two years after the shares underlying the warrants are listed and registered for resale pursuant to an effective registration at an exercise price of $1.75 per share. The offer and sale of the common stock and warrants was conducted by our officers and directors who did not receive any commissions or special remuneration and by a NASD-licensed broker-dealer who received a sales commission of $18,988 and 18,988 warrants exercisable under the same terms as those warrants sold as part of the offering.

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

We plan to improve profitability through the promotion of our energy management segment. We also plan to continue our efforts to identify ways of reducing costs and to increase liquidity through additional equity and debt financings. Moreover, we have entered into investment banking agreements to assist in additional equity and debt financings on a best-efforts basis. The completion of any future equity and debt funding and the operational initiatives would further enhance our profitability and cash flow.

We are in the process of a strategic review and sale of our food business operations and have made progress in implementing new initiatives at our energy management business.

We believe in our plan to grow our business and obtain profitability through product sales growth and through future strategic alliances in energy conservation. Our energy management business has recently recorded initial sales of the EnerLume-EM™ following successful demonstrations and our marketing material has been circulated to out target markets.

Results of Operations
Three months ended March 31, 2007 (the “2007 Period”) vs. three months ended March 31, 2006 (the “2006 Period”)

The following are our net revenues for the:

	2007 Period	2006 Period	$ Variance	% Variance

Corporate Dining	$3,088,445	$3,079,832	$8,613	0.3%
Unitized Meals	3,932,585	3,835,569	97,016	2.5%
Energy Management	1,312,545	2,651,920	(1,339,375)	-50.5%

Total Revenues	$8,333,575	$9,567,321	$(1,233,746)	-12.9%

We have experienced an aggregate revenue decrease of 12.9% as compared to the three months ended from the fiscal quarter prior. The reduction in revenues we have experienced resulted from our RS Services division. The Corporate Dining accounts and unitized meals accounts resulted in notional increases in revenues as steady progress in maintaining our existing customer base occurred within the quarter as compared to the 2006 Period. Our new corporate dining contracts established in our first quarter 2007 have been favorable to offset the client loss due to cancellation of service we experienced in the second quarter. Our food service divisions primarily operate on a contract basis with terms ranging from one to five years, and due to the fact that most food service business is awarded as a result of a competitive bidding process, we cannot predict if either business will be successful in securing new contracts or renewing existing ones. RS Services’ revenue decrease is a direct reflection of our decision not to pursue ground-up construction type contracts with newly established retail locations, and we expect this unfavorable variance to continue in the future. We believe that ground-up construction type contracts are not part of our overall mission of energy conservation, and that the servicing of these type contracts channel resources away from further development of our energy products and higher margin businesses. RS Services has an established business in the electrical and energy management field on a national scale as well as having a UL-approved panel shop for the assembly of products. Our energy management product, the EnerLume-EM™, is continuing in its developmental stages, as we expect to continue to grow and develop the product in future periods. We signed on a master channel partner distributor in the third quarter and recorded revenues with EnerLume-EM™ sales of approximately $322,400.

The following are our direct costs and margins for the:

	2007 Period	2006 Period	$ Variance	% Variance
Cost of revenues from:
Corporate Dining	$2,861,445	$2,805,229	$56,216	2.0%
Unitized Meals	3,123,317	2,900,039	223,278	7.7%
Energy Management	1,280,178	2,796,760	(1,516,582)	-54.2%

Total costs of revenues	$7,264,940	$8,502,028	$(1,237,088)	-14.6%

	2007 Period	2006 Period	Variance
Direct cost margins from:
Corporate Dining	7.3%	8.9%	-1.6%
Unitized Meals	20.6%	24.4%	-3.8%
Energy Management	2.5%	-5.5%	7.9%

Combined direct cost margin	12.8%	11.1%	1.7%

Our cost of revenues represent the direct cost of food and paper products and related labor costs to prepare and host food associated services, as well as business dining unit direct costs for the production and display for business dining, and the cost of contracted services, job materials and direct wages for electrical installations. The substantial decrease in cost of revenues within our energy management division resulted mainly from exiting our ground-up construction type contracts which has historically contributed to additional reliance on subcontractor services and increases in copper costs and other related supplies within our construction division. These construction contract jobs at our RS Services subsidiary had provided negative margins in the past resulting from ineffective budgeting and forecasting resulting from unexpected increases in associated materials and labor. Our decision to exit out of ground-up construction type contracts is anticipated to produce more favorable overall margins within our RS Services division. The third quarter trend of decreasing costs in energy management is anticipated to continue for the balance of the fiscal year as a direct reflection of the decrease in revenues associated with contract and other construction work. Our corporate dining and unitized meals operating margins reflect a decrease from the 2006 Period primarily resulting from continued increased costs in fuel and overall food and supply prices on both perishable and non perishable purchases.

The following is our other operating costs for the:

	2007 Period	2006 Period	$ Variance

SG&A	$2,293,262	$1,617,643	$(657,619)
Depreciation and amortization	115,807	124,014	8,207
Research and development	-	371,000	371,000

Total other operating costs	$2,409,069	$2,112,657	$(296,412)

Selling, general and administrative expenses consist primarily of management and clerical salaries, legal, accounting and other professional fees, liability insurance, facility rentals, repairs, maintenance, utilities, commissions, travel and various other costs. The substantial SG&A increase over the 2006 Period is primarily attributable to an increase in legal and professional fees of approximately $240,000 for the continued defense of our outstanding litigation, the 2006 Period reversal of an accrual for settlement of the Sherwins litigation of approximately $191,000, non-cash stock compensation costs for the sign-on of senior management of approximately $134,000, and overall additional costs associated with various fees and expenses of approximately $93,000. Depreciation and amortization decreased by $8,207 in the 2007 Period. The balance of the decrease in operating costs and expenses is the 2006 Period research and development costs relating to the development of our EnerLume-EM™. We anticipate a substantial decrease in research and development costs associated with our energy management product as development has been completed and the product is ready for market.

Other Costs:

In the 2006 Period, we recognized a non-cash gain on the mark to market value of the warrant liability resulting from the application of EITF Issue No. 00-19, Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock, which required us to record the effects of implementing the Black Scholes method of valuing the warrant liability on a mark-to-market basis. The non cash gain on the fair value of the warrant liability was $626 in the 2006 Period. The 2007 Period includes a loss on the mark to market value of the warrant liability of $37,200 resulting from the recognition of a warrant liability with the Shelter Island Term Loan.

Other costs include unfavorable variances from the amortization of deferred financing of $62,179 and debt discount of $224,074 as compared to the 2006 Period resulted in the amortization of the deferred costs and the inclusion of the original issue discount charges associated with the Shelter Island Term Loan. Interest expense remained flat as compared to the 2006 Period.

Net Loss:

Host incurred a net loss of $1,869,507 for the 2007 Period, as compared to a net loss of $1,266,917 for the 2006 Period. The net loss in the 2007 Period resulted largely from additional SG&A costs primarily associated with professional and compensation costs and the non-cash amortization costs associated with Shelter Island Term Loan. The net loss in the 2006 Period was primarily a result of increased research and development and lower margins from our energy management division.

Results of Operations
Nine months ended March 31, 2007 (the “2007 Period”) vs. nine months ended March 31, 2006 (the “2006 Period”)

The following are our net revenues for the:

	2007 Period	2006 Period	$ Variance	% Variance

Corporate Dining	$9,684,089	$9,090,649	$593,440	6.5%
Unitized Meals	11,579,523	11,401,189	178,334	1.6%
Energy Management	5,281,670	6,194,020	(912,350)	-14.7%

Total Revenues	$26,545,282	$26,685,858	$(140,576)	-0.5%

We have experienced a nominal aggregate revenue decrease of 0.5% as compared to the nine months ended in the 2006 Period. The improvement in revenues from both our food service divisions resulted from favorable variances experienced in the prior quarters. The increase in Corporate Dining accounts was largely due to securing a new contract and new locations with an existing client that contributed to approximately an additional $1,401,000 in new revenues, which was partially offset by a cancellation by a major 10% customer account due to that account being acquired by a larger firm, with a loss of revenue of approximately $627,000 for that location. The acquirer in the merger, anticipating synergies, merged their existing food service operations with our prior client. Other client cancellations contributed to approximately $155,000 of forgone revenue, and other reductions attributable to other various fluctuations contributed to the loss of approximately $26,000. Marginal revenue increases in our unitized meals division resulted from the effects of the current nine months price increases being offset by market softening in our summer feeding programs from the prior nine months. Our food service divisions operate primarily on a contract basis with terms ranging from one to five years, and due to the fact that most food service business is awarded as a result of a competitive bidding process, we cannot predict if either business will be successful in securing new contracts or renewing existing ones. The decrease in RS Services revenue is a direct reflection of the contracts related to ground-up construction with newly established retail locations, and we expect this unfavorable variance to continue in the future.

The following are our direct costs and margins for the:

	2007 Period	2006 Period	$ Variance	% Variance
Cost of revenues from:
Corporate Dining	$8,889,475	$8,196,421	$693,054	8.5%
Unitized Meals	9,207,440	8,945,728	261,712	2.9%
Energy Management	5,288,441	5,794,838	(506,397)	-8.7%

Total costs of revenues	$23,385,356	$22,936,987	$448,369	2.0%

	2007 Period	2006 Period	Variance
Direct cost margins from:
Corporate Dining	8.2%	9.8%	-1.6%
Unitized Meals	20.5%	21.5%	-1.0%
Energy Management	-0.1%	6.4%	-6.5%

Combined direct cost margin	11.9%	14.0%	-2.1%

Our cost of revenues represent the direct cost of food and paper products and related labor costs to prepare and host food associated services, as well as business dining unit direct costs for the production and display for business dining, and the cost of contracted services, job materials and direct wages for electrical installations. The decrease in cost of revenues within our energy management division resulted mainly from additional reliance on subcontractor services and increases in copper costs, other related supplies and fuel charges within our construction division. These construction contract jobs at our RS Services subsidiary were not costed effectively and did not account for the unexpected increases in associated materials and labor. The third quarter trend of decreased costs is anticipated to continue for the balance of the fiscal year as a result of exiting our ground-up construction type contracts which has historically contributed to the previous reliance on subcontractor services and increases in copper costs and other related supplies within our construction division. Our corporate dining operating costs increased as compared to the prior fiscal nine months period primarily resulting from increases in non perishable product purchasing and increases in labor and associated benefits associated with our newer accounts. Unitized meals margins were slightly increased as a similar increase in revenues from summer feeding programs effected margin results.

The following is our other operating costs for the:

	2007 Period	2006 Period	$ Variance

SG&A	$6,601,368	$9,458,015	$(2,856,647)
Depreciation and amortization	356,845	426,228	(69,383)
Research and development	137,526	720,500	(582,974)

Total other operating costs	$7,095,739	$10,604,743	$(3,509,004)

Selling, general and administrative expenses consist primarily of management and clerical salaries, legal, accounting and other professional fees, liability insurance, facility rentals, repairs, maintenance, utilities, commissions, travel and various other costs. The large SG&A decrease over the 2006 Period is primarily attributable to the 2006 Period recording of the estimated potential accrued costs to resolve the pending lawsuits, and the inclusion of non-cash compensation for stock options. Depreciation and amortization decreased by $69,383 in the 2007 Period. The balance of the decrease in operating costs and expenses is the 2006 Period research and development costs relating to the development of the EnerLume-EM™. We recognized a substantial decrease in research and development costs of $582,974 associated with our energy management product as development has been completed and the product is ready for market. SG&A costs incurred in the 2007 Period also include the additional substantial professional fees associated with the audits and reviews of prior years and prior quarters respectively which was charged as expense in the current period. We expect our other operating costs generally to increase over the balance of fiscal 2007 due to costs with additional legal and professional fees.

Other Costs:

In the 2006 Period, we recognized a Laurus warrant liability resulting from the application of EITF Issue No. 00-19, Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock, which required us to record the effects of implementing the Black Scholes method of valuing the warrant liability on a mark-to-market basis. The non cash loss on the fair value of the warrant liability was $1,295,160 in the 2006 Period. The 2007 Period includes a gain on the mark to market value of the warrant liability of $55,801 resulting from the recognition of a warrant liability with the Shelter Island Term Loan.

In the 2006 Period, we recorded the Laurus conversion of long term notes into 1,502,885 shares of our common stock at conversion prices of $3.50, $5.03 and $5.48 and exercised a total of 303,038 warrants at $5.98 per share. Liabilities of approximately $7.8 million were converted into equity and Host received approximately $1.8 million from the exercise of the warrants. As a result, the decrease in the 2007 Period for amortization of deferred financing costs as compared to the 2006 Period was $931,018, and amortization of debt discount costs decreased $1,477,039 for the 2007 Period when compared to the 2006 Period. Additionally, interest expense decreased $116,026 for the 2007 Period when compared to the 2006 Period.

Net Loss:

Host incurred a net loss of $4,855,364 for the 2007 Period, as compared to a net loss of $11,600,992 for the 2006 Period. The net loss in the 2007 Period resulted largely from professional costs incurred that included additional substantial professional fees associated with the audits and reviews of prior years and prior quarters respectively, as well as continued legal costs to defend our positions from associated legal actions. The net loss in the 2006 Period was primarily a result of the non-cash charges incurred as a result of the conversion of the Laurus notes, the loss associated with the mark-to-market of the warrant liability and additional costs incurred for legal, non-cash compensation charges associated with a new accounting pronouncement.

Liquidity and Capital Resources

In our current fiscal year 2007, we have been dependent on debt and equity financing to fund our operations, product development and working capital, and we anticipate continued dependence on such financing. Our cash flow has been mainly consumed by costs associated with legal and professional fees resulting from the events and circumstances surrounding the press release of July 12, 2005, and from increasing development of our EnerLume-EM™ energy management product. We expect to continue to secure additional debt and equity financing until we can sustain positive free cash flow, which we anticipate will commence in the fiscal 2008 period.

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

We have experienced a cash decrease in the 2007 Period of $180,756. The net cash used in operating activities was $3,074,887. Net cash used in investing activities for purchases of equipment was $101,482. This was funded by net cash received from financing activities of $2,995,613 as a result of the cash received from equity and debt fundraisings.

We anticipate additional cash outflows in fiscal 2007 to support the growth anticipated in energy conservation, continued attorney fees associated with current lawsuits, and the pay down of outstanding payables. Additionally, as we are named in various class action suits and are fully cooperating with the SEC investigation, we can experience additional cash outflows associated with these matters.

Host’s liquidity as evidenced by its current ratio at March 31, 2007 and June 30, 2006 was 0.62 and 0.83, respectively. Our current assets decreased approximately 7.1% from the June 30, 2006 period and our current liabilities increased approximately 24.3% in the same period, largely the result of $1,209,900 unsecured debt coming due in January 2008.

On April 17, 2007, we entered into Asset Purchase Agreements to sell substantially all of the assets relating to our corporate dining business that specializes in the management of corporate dining rooms and cafeterias, and our Lindley Food Service businesses that engages in contract packaging, school meals and senior feeding services. The proposed sales of assets include the “Host America” and Lindley Food Service names. The consideration to be paid to us pursuant to the Purchase Agreements consists of cash in the aggregate amount of $3.7 million, which is subject to post-closing adjustments. We anticipate closing on the sale in September 2007.

We are currently involved in significant litigation that can have an adverse effect on our operations. We have been subject to an SEC investigation and have been named defendant in numerous litigations, including shareholder lawsuits and rights to technology. If an adverse ruling with any or all of these legal matters occurs, we may be forced to either restructure operations, or take other necessary and appropriate matters that could potentially limit our ability to continue operations. At March 31, 2007, we had a working capital deficiency and a stockholders’ deficiency of $4,406,786 and $5,637,226 respectively. These matters raise substantial doubt about our ability to continue as a going concern.

Private Placements:

On July 5, 2006, we completed the private placement of $350,000 aggregate principal amount of secured promissory notes with five individuals within Host, including certain officers and directors, and entered into a security agreement with respect to the notes. The notes bear interest at the rate of ten percent per annum and may be prepaid in whole or in part at any time without penalty, but in no event later than 180 days from the date of issuance. The final maturity date of the notes shall be 180 days from July 5th, on which date the entire indebtedness evidenced by the notes, including, without limitation, the unpaid principal balance and unpaid interest accrued thereon, shall be due and payable. On January 11, 2007, we entered into a Modification Agreement with four of the five individuals holding these notes to extend the final maturity date to January 5, 2008. However, all indebtedness owing by Host to Shelter Island Opportunity Fund, LLC must be paid in full before any principal payments may be made under the notes. On January 11, 2007, the balance of the notes was $300,000.

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

The securities were sold at a price of $1.00 per share for aggregate proceeds of $500,000.  The offer and sale was made by our officers and directors and no commissions were paid in connection with the transaction.

On October 11, 2006, we completed a private placement of 627,000 shares of common stock and 188,100 common stock purchase warrants to a limited number of accredited investors. The warrants are exercisable for a period of the later of five years or two years after the shares underlying the warrants are listed and registered for resale pursuant to an effective registration at an exercise price of $1.75 per share. The securities were sold at a price of $1.00 per share for aggregate proceeds of $627,000. The offer and sale was conducted on behalf of Host by a NASD licensed broker-delaer who received a sales commission of 33,000 shares of common stock and 9,900 common stock purchase warrants exercisible at $1.75 per share.

On October 12th through the 19th, 2006, we closed a private placement of an aggregate 60,000 shares of common stock and 18,000 common stock purchase warrants to a limited number of accredited investors. The securities were sold at a price of $1.00 per share for aggregate proceeds of $60,000.  The warrants are exercisable for a period of the later of five years or two years after the shares underlying the warrants are listed and registered for resale pursuant to an effective registration at an exercise price of $1.75 per share. The offer and sale was conducted on behalf of Host by a NASD licensed broker-dealer who received a sales commission of 5% of the gross proceeds of the offering and 9,000 common stock purchase warrants exercisable at $1.75 per share.

On December 19, 2006, we entered into a Securities Purchase Agreement with Shelter Island Opportunity Fund, LLC, an accredited investor, for the issuance of a Secured Term Promissory Note for an original issue of $1,240,000, at discount of $1,000,000. The final maturity date of the note is 365 days from December 19, 2006, on which date the entire indebtedness evidenced by the note, including, without limitation, the unpaid principal balance and unpaid interest accrued shall be due and payable. The note may be prepaid in whole or in part at any time without penalty, but in no event later than 365 days from the date of issuance.

In connection with the issuance of the note, we issued to Shelter Island a common stock purchase warrant for 372,000 shares of Host’s common stock exercisable for a five-year period at a conversion price of $372. We also granted Shelter Island a registration right for all of the common stock underlying the warrant, which initial registration statement, of which this prospectus is a part, is required to be filed with the SEC within 60 days of the closing of the transaction, and be declared effective within 90 days of filing. Should we fail to file the registration statement within the 60-day period or have the registration statement declared effective by the SEC within the 90-day period, we shall pay Shelter Island in cash, as liquidated damages: (a) 1% of the original principal amount of the note for the first 30-day period; and (b) 1.5% for each additional 30-day period of the original principal amount of the note.

Shelter Island has the right to require us to repurchase the 372,000 warrant shares for $300,000. Shelter Island’s right to demand repurchase of the warrant shares commences one year after the closing of the note and continues for four years. However, such right expires if we repay the entire principal and accrued interest on the note before December 19, 2007. On or before December 19, 2007, we may require Shelter Island to sell two-thirds of the warrant shares at an exercise price of $200,000. The exercise right expires on the six month anniversary of closing of the note.

Our obligations under the note are guaranteed by Lindley Food Services, Inc., our wholly-owned subsidiary, pursuant to a Subsidiary Guaranty and a Term Note Security Agreement dated December 19, 2006. The agreements provide for the subsidiary’s full guarantee to pay the obligations underlying the note, as well as a grant to Shelter Island of a continuing security interest in all of the assets of Lindley. In addition, our obligations under the note are secured by a security interest in the accounts receivables of Lindley pursuant to the Term Note Security Agreement, as well as 300 shares of common stock and 300 shares of preferred stock of Lindley, pursuant to a Stock Pledge Agreement dated December 19, 2006. It is anticipated for this note to be paid in full upon the sale of Lindley assets (See Recent Developments).

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

On March 30, 2007, we closed a private placement of 700,000 shares of common stock and 210,000 common stock purchase warrants to a limited number of accredited investors. The securities were sold at a price of $1.00 per share for aggregate proceeds of $700,000. The warrants are exercisable for a period of the later of five years or two years after the shares underlying the warrants are listed and registered for resale pursuant to an effective registration at an exercise price of $1.75 per share. The offer and sale of the common stock and warrants was conducted by our officers and directors who did not receive any commissions or special remuneration and by a NASD-licensed broker-dealer who received a sales commission of $19,375 and 19,375 warrants exercisable under the same terms as those warrants sold as part of the offering.

On April 19, 2007, we closed the sale of 755,000 shares of common stock and 226,500 common stock purchase warrants to a limited number of accredited investors. The securities were sold at a price of $1.00 per share for aggregate proceeds to us of $755,000. The warrants are exercisable for a period of the later of five years or two years after the shares underlying the warrants are listed and registered for resale pursuant to an effective registration at an exercise price of $1.75 per share. The offer and sale of the common stock and warrants was conducted by our officers and directors who did not receive any commissions or special remuneration and by a NASD-licensed broker-dealer who received a sales commission of $18,988 and 18,988 warrants exercisable under the same terms as those warrants sold as part of the offering.

Critical Accounting Policies

There have been no major changes to the critical accounting policies as outlined in our June 30, 2006 Annual Report on Form 10-K, as amended.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks for operations in fiscal 2007 will result primarily from interest rate exposure and stock price fluctuation. Our interest rate exposure relates primarily to long-term debt and demand note obligations. A portion of our interest expense is based upon a variable interest rate at a rate of prime plus 1% on the demand notes as discussed in our 2006 Annual Report on Form 10-K, as amended, in Note 10 of the Notes to Consolidated Financial Statements. Host’s stock price fluctuation exposure is evidenced by the effects of the classification of warrant liability derivative being subject to the guidance from EITF Issue No. 00-19, Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock. As fair value accounting is implemented, utilizing the variable of CAFÉ.PK stock, the quarterly mark to market of warrant liability derivative is subject to fluctuations in our stock price. As of March 31, 2007, there was market risk associated with stock price fluctuation with respect to the warrant liability for the Shelter Island warrants pursuant to the Securities Purchase Agreement and related contracts.

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

In the course of the monthly and quarterly financial closing processes, our daily interactions with our control environment, our on-going efforts to redesign and implement an enhanced control environment, management identified a lack of effectiveness regarding various elements of our disclosure policies and material weaknesses with internal controls over financial reporting as of March 31, 2007 that are described in detail below. The Public Company Accounting Oversight Board’s (“PCAOB”) Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the material weaknesses set forth below, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and regulations.

Disclosure Control Ineffectiveness

Based on these evaluations, we discovered a lack of effectiveness in our disclosure controls and procedures that occurred during the nine months ended March 31, 2007. These deficiencies previously identified and disclosed in the 2006 Annual Report on Form 10-K included, but are not limited to: (i) a lack of effectiveness in accumulating and communicating information concerning transactions, litigation and other matters forming the basis of press releases and disclosure in our periodic reports with the SEC; and (ii) instances where certain corporate documents were not filed on Form 8-K or otherwise properly prepared and disclosed in appropriate periodic reports filed with the SEC.

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

Financial Reporting Internal Control Weaknesses

Through management’s continuing review of our financial closing processes, its daily interactions with our control environment, its on-going efforts to redesign and implement an enhanced control environment, management has identified material weaknesses in our internal control over financial reporting. These material weaknesses are discussed below. As of March 31, 2007, we had not identified any additional material weaknesses other than those specified below. Management’s efforts to redesign our control environment and remediate the material weaknesses in our internal control over financial reporting will continue throughout fiscal 2007. Because management was unable to complete the remediation of these material weaknesses in our internal control over financial reporting prior to March 31, 2007, management has concluded that our internal control over financial reporting was not effective as of March 31, 2007.

A material weakness is a significant deficiency or a combination of significant deficiencies that results in there being more than a remote likelihood that a material misstatement in financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. Management has identified the following material weaknesses in its internal control over financial reporting as of March 31, 2007:

•	internal controls related to inventory items at our RS Services subsidiary need further improvement with respect to proper valuation and accountability; and
•	controls that address the adequate segregation of duties and staffing levels associated with compilation and reporting tasks need improvement.

In order to remediate these issues, we hired a full time business manager at RS Services and a more experienced financial executive in our corporate offices in fiscal 2006. This will help us strengthen our internal controls at all levels of the business.

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

(b) Changes in internal control over financial reporting

Except as otherwise noted above, there has been no change in our internal control over financial reporting during the nine months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 24, 2007, the United States District Court of Utah released an order disbursing funds on deposit at the Registry of the court pursuant to a December 22, 2006 Assignment and Release Agreement with Coastline Financial in regards to the outstanding litigation. Under the terms of the Assignment and Release, Host agreed to transfer the cash bond in the amount of $300,000 plus accumulated interest to Coastline, and Coastline agreed to transfer and assign to Host all of its rights and interest in the K.W.M. case, including without limitation the default judgment, as well as all K.W.M. assets claimed by Coastline in the first and second case. In addition, both Host and Coastline agreed to settle, compromise, release and forever discharge each other and its affiliates, shareholders, related entities, predecessors, successors, employees, agents, insurance companies, and each other from any claim and all claims, demands, or causes of action whatsoever, including without limitation the first case and the second case, that both Host and Coastline may have against each other arising from or out of any and all events up to the date of the Assignment and Release Agreement. The funds were released on February 14, 2007.

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

On September 21, 2005, as amended on September 26, 2005, the Court issued a Consolidation and Scheduling Order, consolidating the above-referenced class actions under the caption, In re Host America Securities Litigation, Civil Action No. 05-cv-1250 (JBA). On June 15, 2006, lead plaintiffs filed a Consolidated Complaint for Violations of the Securities Laws. On February 12, 2007, lead plaintiffs filed an amended Consolidated Complaint for Violations of the Securities Laws (“Consolidated Complaint”), which names as defendants Host, Geoffrey W. Ramsey, David J. Murphy, Peter Sarmanian and Roger D. Lockhart, and purports to be brought on behalf of all persons who purchased the publicly traded securities of the Company between July 12, 2005 and September 1, 2005. The Consolidated Complaint is based on substantially the same allegations as the earlier filed complaints. Plaintiffs seek unspecified damages based on alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and under Section 20A against defendants Sarmanian and Lockhart. On March 27, 2007, all defendants filed motions to dismiss the Consolidated Complaint. On April 17, 2007 Lead Plaintiffs and defendants Host America, Murphy, Sarmanian and Geoffrey Ramsey filed a joint notice advising the Court that those parties had reached a verbal agreement in principle to settle the Class Action, which shall become binding on completion and execution of a stipulation of settlement.

The settling parties are currently drafting a written settlement agreement and other customary documentation. Any settlement will be subject to preliminary approval by the Court, issuance of notice to the purported shareholder class, and final approval by the Court. There is no assurance that the Court will grant such approval, or that the settlement will become final.

Derivative Actions - Federal Court

Host has also been named as a nominal defendant in two shareholder derivative actions filed in the United States District Court for the District of Connecticut. The captions of those actions are Michael Freede v. Geoffrey Ramsey, et al., Civil Action No. 05-01326 (JBA)(filed August 19, 2005) and Joella W. Cheek v. Geoffrey Ramsey, et al., Civil Action No. 05-01326 (JBA)(filed September 13, 2005). The derivative actions named as defendants Geoffrey W. Ramsey, David J. Murphy, Gilbert Rossomando, Peter Sarmanian, and Anne L. Ramsey, and the Cheek action also named Roger Lockhart. The derivative complaints generally alleged that the defendants caused and/or permitted Host to make alleged false and misleading statements about the Company’s commercial relationship with Wal-Mart in the July 12, 2005 press release. The complaints asserted claims purportedly on behalf of Host against the defendants for breach of fiduciary duty, unjust enrichment and abuse of control, mismanagement and insider trading, and sought an unspecified amount of damages. The plaintiffs did not make presuit demand on the Board of Directors prior to filing the actions. The complaints did not purport to seek affirmative relief from the Company. By order dated October 20, 2005, the court consolidated the derivative actions, and administratively consolidated the derivative actions with In re Host America Securities Litigation, Civil Action No. 05-cv-1250 (JBA).  On June 22, 2006, the federal derivative plaintiffs filed a Verified Amended Derivative Complaint, which names as defendants Geoffrey Ramsey, David Murphy, Anne Ramsey, Peter Sarmanian, Gilbert Rossomando, Roger Lockhart, Host directors C. Michael Horton, Nicholas M. Troiano, Patrick J. Healy, and John D’Antona, and Host itself as a nominal defendant. The Verified Amended Derivative Complaint is based on substantially the same allegations as the earlier filed federal derivative complaints, and asserts causes of action for breach of fiduciary duty, gross negligence, abuse of control, gross mismanagement, breach of contract, unjust enrichment, and insider trading. The complaint seeks an unspecified amount of damages and other relief purportedly on behalf of Host. On March 27, 2007, all defendants filed motions to dismiss the Consolidated Complaint. On April 16, 2007 the derivative action plaintiffs and all defendants filed a joint notice advising the Court that the parties had reached a verbal agreement in principle to settle the derivative action, which shall become binding on completion and execution of a stipulation of settlement. The parties are currently drafting a written settlement agreement and other customary documentation. The settlement will be subject to preliminary approval by the Court, issuance of notice to Host stockholders, and final approval by the Court, and is also contingent on final approval of the Class Action settlement. There is no assurance that the Court will grant such approval, or that the settlement will become final.

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

On or about May 31, 2006, Host America removed the Contreras action to the United States District Court for the District of Connecticut, and subsequently filed a motion to consolidate that action with the In re Host America Securities Litigation. Plaintiffs moved to remand the case to state court, which Host America opposed. Following an order granting plaintiffs’ motion, the federal court remanded the Contreras action to state court on September 20, 2006. On January 18, 2007, the Company filed a request to revise the complaint, and has also moved to stay discovery pending a disposition on its contemplated motion to dismiss. The Company believes it has substantial and meritorious defenses to the action.

With regard to the settlements in principle of the federal class action and federal derivative action, Host and its past and present officer and director defendants believe that ultimate settlement is probable and anticipate insurance proceeds to fund in part the expected settlement payments which insurance proceeds have not been accrued. The parties are currently drafting a written settlement agreement and other customary documentation. As a result of the pending settlement, the parties have agreed to stay proceedings. If the settlement does not occur and litigation against the Company continues, the Company believes that it has meritorious defenses and intends to defend the case vigorously. If the litigation continues, the Company cannot estimate whether the result of the litigation would have a material adverse effect on its financial condition, results of operations or cash flows.

SEC Investigation

On July 19, 2005, the staff of the Securities and Exchange Commission’s Fort Worth Office initiated an informal inquiry into the facts and circumstances surrounding a press release issued by the Company on July 12, 2005. On July 22, 2005, the SEC issued a Formal Order of Investigation into the issuance of the press release and previously initiated a suspension in the trading of our securities. The SEC investigation is still ongoing, and Host’s current officers have responded to all SEC requests for interviews and information.

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

The arbitration had been initially scheduled for November 27, 28 and 30, 2006, but was postponed and heard on March 26, 27, 28 and April 2 and 3, 2007, resulting from Mr. Ramsey filing a motion in limine. Under direction from the arbitrator, post arbitration briefs are due on or before May 21, 2007. In accordance with American Arbitration Association guidelines, the arbitrator will have until June 21, 2007 to make a ruling on the case. The Company intends to vigorously defend itself and believes that the arbitrator will find that just cause existed for Mr. Ramsey’s termination.

Anne and Debra Ramsey Arbitration

On December 2, 2005, a Demand for Arbitration was filed by Anne Ramsey and Debra Ramsey alleging that their employment was terminated in breach of employment agreements that they purportedly entered into with the Company.  Anne Ramsey, the sister of Geoffrey Ramsey, was the Company’s former Human Resource Director and currently serves on the Board of Directors. Debra Ramsey is the wife of Geoffrey Ramsey and was a former administrative assistant for the Company. The Company terminated both individuals on November 23, 2005.  On or about March 20, 2006, the Company instituted an injunction proceeding in the New Haven Superior Court to permanently enjoin this arbitration on the basis that the Company never authorized the employment agreements relied upon by Anne and Debra and therefore such contracts were void. The matter was tried in November, 2006 and the Court rendered a decision on January 8, 2007 denying a permanent injunction. On January 26, 2007 the Company filed an appeal of the Superior Court decision in the Appellate Court. Additionally, the Company filed a Motion For Stay in the Superior Court on February 1, 2007 seeking to stay enforcement of the decision pending the outcome of the appeal. The Motion For Stay was granted on March 7, 2007. It is anticipated that with respect to the appeal, a preargument conference will be scheduled for late May or June 2007 and the Company’s brief will be due forty-five (45) days thereafter.

Other

In addition, as with most businesses, there exists routine litigation incidental to our business, none of which is anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows.

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

Item 3.     Defaults Upon Senior Securities

Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.     Other Information

Not Applicable

Item 6.     Exhibits

(a)	Exhibits
10.96	Modification Agreement dated January 11, 2007 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed January 11, 2007).
10.97	Modification Agreement dated January 19, 2007 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed January 23, 2007).
10.98	Modification Agreement dated January 23, 2007 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed January 26, 2007).
10.99	Master Channel Partner Distribution Agreement dated February 7, 2007 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed February 14, 2007).
10.100	Amended Executive Employment Agreement of David Murphy dated February 23, 2007 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed February 27, 2007).
10.101	Executive Employment Agreement of Michael C. Malota dated February 23, 2007 (incorporated by reference to Exhibit 99.2 to our Form 8-K filed February 27, 2007).
10.102
Asset Purchase Agreement dated April 17, 2007 by and among Host America Corporate Dining, Inc. and Host America Corporation and Timothy Hayes (incorporated by reference to Exhibit 10.1 to our Form 8-K filed April 19, 2007).

10.103
Asset Purchase Agreement dated April 17, 2007 by and among Lindley Acquisition Corp. and Lindley Food Services Corporation and Host America Corporation (incorporated by reference to Exhibit 10.2 to our Form 8-K filed April 19, 2007).

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

HOST AMERICA CORPORATION

Date: May 15, 2007	By: /s/ David J. Murphy
David J. Murphy, President and Chief Executive Officer

Date: May 15, 2007	By: /s/ Michael C. Malota
Michael C. Malota, Chief Financial and Accounting Officer