Form 10-K
period 2007-06-30
HOST AMERICA CORP
filed 2007-09-27
CIK 809012

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2007

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

Common Stock, $.001 Par Value (Title of Class)

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
Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Host America Corporation as of December 31, 2006, the last business day of Host America Corporation’s most recently completed second fiscal quarter, was $13,913,597, computed by reference to the price at which Host America Corporation’s common stock was last traded on that date.

At September 21, 2007, 10,878,514 shares of common stock of Host America Corporation were outstanding.

Documents Incorporated by Reference:

The information required by Part III of this Form 10-K is incorporated by reference to the Company’s Definitive Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders.
Page 1 of 118 pages                                                                                                                                                                                                                         Exhibits are indexed on page 53

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

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

We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this Annual Report on Form 10-K to identify forward-looking statements.  These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements.  The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our ability to retain and renew customer contracts;
•	uncertainties in the competitive bidding process;
•	our dependence on key personnel;
•	the outcome of existing litigation and the potential for new litigation;
•	intense competition in the industry segments in which we operate on a local and national level;
•	the success of our energy management division and its ability to produce favorable revenue and profitability;
•	our need to finance clients’ equipment and initial start-up costs;
•	our dependence on building owners’ ability to retain clients;
•	fluctuations in food costs; and
•	other factors including those discussed under “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

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

We currently consist of two principal operating divisions: food service and energy management.  Host Business Dining and Lindley Food Service Corporation comprise our food service division and RS Services, Inc. and EnerLume Corp. comprises our energy management division. Our food service division has been classified as discontinued operations held for sale in our financial statements resulting from the upcoming Special Meeting of Shareholders to vote on the proposed asset sale of our food service division.  Host Business Dining is a contract food management organization that specializes in providing full service corporate dining and ancillary services such as special event catering and office coffee products to business and industry accounts located in Connecticut, New York, New Jersey, Rhode Island and Texas.  Our Lindley Food Service subsidiary provides fresh, unitized meals for governmental programs, such as senior nutrition programs, Head Start programs, school breakfast and summer school programs, primarily under fixed-price contracts in Connecticut, Indiana, Massachusetts and Rhode Island.  Our RS Services subsidiary, located in Oklahoma, is our full service electrical contracting services segment.  RS Services offers its customers an experienced team of individuals specializing in the installation and design of electrical systems, energy management systems, telecommunication networks and retrofitting of existing control panels, lighting systems, and alarm systems.  EnerLume Corp., our wholly-owned subsidiary that was recently incorporated on July 5, 2007, compromises our energy conservation segment and currently consists of the sales, marketing and research and development of our EnerLume-EM™.  The EnerLume-EM™ is an electrical energy saving device that treats electronic ballasts with fluorescent lighting systems, and can reduce electricity bills by up to 15% or more.  The EnerLume-EM™ is suitable for use in manufacturing facilities, parking garages, warehouses and anywhere fluorescent lighting is used, and has a universal fit and causes a minimum disruption when being installed.  Lighting is the most visible electrical system and accounts for approximately 50% of electrical usage in existing buildings.  EnerLume-EM™ enables corporations and institutions to save energy by eliminating waste through facility wide control and treatment of power consumption.  EnerLume-EM™ also provides strong value-adds inherent in the technology, including energy measurement, and power monitoring.  The firmware provides timing direction to the ballasts as to when to draw power in such a way as to maintain full, peak voltage for maximum light output.  Electrical consumption is reduced because ballast efficiency is maximized.  Therefore, the EnerLume-EM™ improves the efficacy of a lighting system by reducing the electrical energy consumed while maintaining nearly all the light output.

Our principal executive offices are located at Two Broadway, Hamden, Connecticut 06518 and our telephone number is (203) 248-4100.  Our web site is www.hostamericacorp.com. Any reference contained in this report to our web site, or to any other web site, shall not be deemed to incorporate information from those sites into this report.

Recent Developments

Proposed Sale of Corporate Dining Division

On April 17, 2007, we entered into an Asset Purchase Agreement (the "Host Purchase Agreement”) with Host America Corporate Dining, Inc. (the “Host Purchaser”) for the sale of substantially all of the assets relating to our corporate dining business that specializes in the management of corporate dining rooms and cafeterias and such ancillary services as special event catering and office coffee services. The proposed sale of assets includes the “Host America” name. The President of the Host Purchaser is Timothy Hayes, the Director of Operations

of our corporate dining segment. The consideration to be paid to us pursuant to the Host Purchase Agreement consists of cash in the amount of $1.2 million, which is subject to adjustment based on the number of corporate dining accounts and inventory amounts two days prior to closing.

Completion of the transaction is subject to, among other things, the Host Purchaser obtaining satisfactory financing, our receipt of shareholder approval to consummate the transaction contemplated by the agreement, our receipt of shareholder approval to amend our articles of incorporation to change our corporate name, the execution of a non-compete agreement by us, as well as all other customary closing conditions. In addition, Mr. David Murphy, our Chief Executive Officer is required to enter into a covenant not to compete for a period of five (5) years with the Host Purchaser. Mr. Murphy will receive $34,218 payable in 60 monthly installment payments from the Host Purchaser as consideration for entering into the agreement.

On August 31, 2007, we entered into an amendment to the Asset Purchase Agreement with the Host Purchaser.  Pursuant to the amendment, $196,097 out of the total purchase price consideration paid by Host Purchaser to us at closing will be held in escrow by an escrow agent for a period of 120 calendar days after the closing date, subject to release upon the determination by one of our current customers as to whether or not it will terminate one or more of its current corporate dining contracts.  In the event that the customer notifies Host Purchaser during the escrow period of its decision to terminate one or more of the contracts, all or a portion of the escrow (as determined by an adjustment schedule set forth in the amendment) will be paid to Host Purchaser.  All or any portion of the escrow not paid to Host Purchaser at the end of the escrow period will be paid to us.  In the event that the customer decides to maintain all of its contracts with Host Purchaser, the entire escrow will be paid to us.

Proposed Sale of Lindley Food Services

On April 17, 2007, we and our subsidiary Lindley Food Services Corporation, (collectively, the “Lindley Seller”) entered into an Asset Purchase Agreement (the “Lindley Purchase Agreement”) with Lindley Acquisition Corporation (the “Lindley Purchaser”) for the sale of substantially all of the assets relating to our Lindley Food Services subsidiary that engages in contract packaging, school meals and senior feeding services segment. The President of the Lindley Purchaser is Gilbert Rossomando, the President of our Lindley Food Services subsidiary and a current director of Host. The Vice President of the Lindley Purchaser is Mark Cerreta, the Executive Vice President of our Lindley Food Services subsidiary. The consideration to be paid to us pursuant to the Lindley Purchase Agreement consists of cash in the amount of $2.5 million, which is subject to adjustment based on the net asset value of the Lindley subsidiary two days prior to closing. Mr. Rossomando has abstained from voting on this transaction.

Completion of the transaction is subject to, among other things, the Lindley Purchaser obtaining satisfactory financing, our receipt of shareholder approval to consummate the transaction contemplated by the agreement, the execution of non-compete agreements by us and Lindley Food Services, as well as all other customary closing conditions.

EnerLume Corp.

On July 5, 2007 we incorporated EnerLume Corp. under the laws of the State of Connecticut.   EnerLume Corp. is a wholly owned subsidiary of Host America Corporation and will be the subsidiary responsible for all sales, marketing and research and development of our energy conservation products segment.

SEC Investigation Completed

On July 17, 2007, we announced that the staff of the Fort Worth Regional Office of the Securities and Exchange Commission (the “Commission”) notified us that the Commission’s investigation, which was previously announced on July 19, 2005, has been terminated and no enforcement action has been recommended to the Commission.

Expiration of Warrants

On July 21, 2007, our publicly traded warrants to purchase common stock expired by their terms.  The warrants were out of the money with a strike price of $5.50.  Accordingly, we filed a Form 15 with respect to the warrants with the Securities and Exchange Commission pursuant to Rule 12g-4(a)(1)(i).  The warrants were traded under the symbol CAFEW.PK.  Our common stock is still currently traded under the symbol CAFÉ.OB.

Private Placement

On July 23, 2007, we closed the sale of $850,000 of subordinated secured convertible promissory notes (“Notes”) in a private placement to a limited number of accredited investors.  The Notes bear interest at the rate of 12.00% per annum, payable semi-annually on December 31 and June 30.  The Notes will mature on June 30, 2008, and the unpaid principle balance due and interest accruing on the Notes is convertible at the option of the holder into our common stock at $2.12 per share.  The offer and sale of the Notes was conducted by the officers and directors of the Company who did not receive a commission or other remuneration.

As security for the payment of the Notes and the performance by the Company of its obligations, we assigned to the Note holders a security interest in all of its right, title and interest in the patent pending and brand name rights relating to our EnerLume-EM™ energy saving-device.

These securities were offered and sold without registration under the Securities Act of 1933 in reliance upon the exemption provided by Rule 506 of Regulation D thereunder, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.  An appropriate legend was placed on the notes issued.

OTCBB Listing Approved by NASD

On August 17, 2007, we were notified that our common stock was approved for quotation on the Over-The-Counter Bulletin Board (“OTCBB”) maintained by the National Association of Securities Dealers, Inc.  As of August 16, 2007, our common stock is quoted under the symbol CAFÉ.OB on the OTC Bulletin Board.

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

On December 23, 2003, we acquired GlobalNet Energy Investors, Inc. pursuant to the terms and conditions of an amended and restated merger agreement dated December 2, 2003.  The shareholders of GlobalNet received in the aggregate 550,000 shares of our common stock in exchange for all of their outstanding GlobalNet common stock. GlobalNet was a development stage corporation formed for the purpose of marketing, selling, installing and maintaining energy saving products and technology.  As described below, following the acquisition of RS Services, Inc., we merged GlobalNet into RS Services.

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

On February 16, 2005, we acquired RS Services, Inc. pursuant to the terms and conditions of an agreement of merger and plan of reorganization dated September 29, 2004.  RS Services is an electrical services contracting firm.

On April 7, 2005, a plan of merger was approved and adopted by GlobalNet Energy Investors and RS Services by resolution of our Board of Directors.  Pursuant to the plan of merger, GlobalNet was merged into RS Services and the separate existence of GlobalNet ceased.

On April 17, 2007, we entered into Asset Purchase Agreements with Host America Corporate Dining, Inc. and Lindley Acquisition Corp. for the sale of substantially all of the assets relating to our corporate dining segment and our unitized meals segment respectively.

On July 5, 2007, we incorporated EnerLume Corp. under the laws of the State of Connecticut.  EnerLume Corp. is a wholly owned subsidiary of Host America Corporation and will be the subsidiary responsible for all sales, marketing and research and development of our energy conservation products segment.

Industry and Market Overview

Food Service Industry

Host Business Dining and Lindley Food Service are both focused on the food service marketplace.  A nationally recognized food consultant and research company estimates that the United States food service industry is a multi-billion dollar industry, encompassing corporate services, educational markets, hospital/health care, correctional facilities, military facilities and transportation facilities The senior feeding market, the market Lindley Food Services primarily serves, is also estimated as collectively a multi-billion dollar sector.  The food service market is characterized by a large concentration of corporate and industry populations in a multitude of geographic locations.  We believe the geographic locations in which we operate contain:

•     the most concentrated dollar volumes in the overall marketplace;
•	high population density;
•     numerous corporate office parks and industrial facilities; and
•     high concentration of medium-size corporations.

Although we have a relatively small share of the food service provider market, we compete favorably with other regional food service providers and those national companies that have operations in the northeastern United States.  We believe we have been able to remain competitive because of the quality, selection and value of the food and services that we provide.

Energy Management Industry

The United States Department of Energy indicates that electrical consumption, on which expenditures exceed approximately $200 billion dollars annually, is projected to grow at an average annual rate of 1.6% per year through the year 2025.  In addition, the Department of Energy anticipates that increasing electrical demand may exceed the generation industry’s ability to produce sufficient electrical power.  During 2004, the northeastern region of the United States and portions of Canada experienced total grid power failure, in part as a result of insufficient electrical energy to satisfy the increase in demand.  In addition, certain states continue to experience high rate increases and brownouts.  To combat this growing problem, public utility companies throughout the United States have implemented programs to implement energy conservation and management at the customer level  to promote the replacement or retrofitting of inefficient lighting, heating and cooling equipment.  In addition, the increase in business operating costs due to increased utility costs will continue to diminish operating margins unless companies and residential consumers take proactive measures to increase electrical efficiencies and reduce waste.

These factors, plus continuing deregulation of utilities and increased competition are forcing electric utilities to become pro-active in promoting the purchase and installation of energy saving products and services similar to those currently being offered to our customers by our energy conservation division.

Operations

Host is made up of two operating divisions:  our food services division, consisting of Host Business Dining and Lindley Food Service, and our energy management division, consisting of RS Services, electrical contracting services segment and our energy conservation product segment. Our food service division has been classified as discontinued operations held for sale in our financial statements resulting from the upcoming Special Meeting of Shareholders to vote on the proposed sale of substantially all the assets of our food service division.  A description of our operations follows.

Food Service Division

Host Business Dining

Host business dining is a regional, full-service food service provider for major corporations.  Our primary clients are medium-size corporate accounts with annual food sales of between $250,000 and $2 million.  These accounts provide a wide variety of food services in a single corporate location.  At each location, we may provide any or all of the following customized services:

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

In an effort to reduce costs and increase profitability, we began to outsource our vending operation during 2003.  We sold our vending equipment and inventory and eliminated our vending staff.  Host Business Dining entered into agreements with the companies that purchased the equipment and inventory.  The agreements provide that we will receive monthly commissions on the vending sales generated at the various unit locations.

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

Energy Management Division

Our energy management division currently consists of two segments: RS Services and our energy conservation product segment.

RS Services is an electrical contract services firm which specializes in the installation and design of electrical systems, energy management systems, telecommunication networks and retrofitting of existing control panels, lighting systems, and alarm systems.  Our energy conservation product segment consists of the EnerLume-EM™, which is a computerized controller capable of reducing energy consumption on lighting systems.  Our goal is to provide both large and small customers with significant savings on their electrical energy usage and minimize downtime costs associated with power outages.  In addition, we believe that the increase in energy efficiency related to the use of our product and services has the future potential for reducing repairs and maintenance expenses by reducing operating temperatures of existing equipment.

The energy management division’s product and services we currently provide are as follows:

•
EnerLume-EM™– This product is a lighting energy management system that is designed to reduce excess kilowatts ordinarily required for operating magnetic or electronic ballasts used in fluorescent lighting systems, and manages the incoming power so the ballasts draw energy when the power transmission is most efficient.  This greatly reduces energy costs while minimally reducing light levels so that virtually no light loss can be detected by the human eye.  The light controller can be managed from a remote location, which provides what we believe to be a unique benefit to multi-locations customers.

•	Installation and Maintenance Services - We offer product enhancements, installation and product servicing and maintenance support to our customers.
•
Switchgear and Retrofit Contracts – We offer services as both contractor and subcontractor for multi-location switchgear and retrofit contracts nationwide These services include replacing older, less efficient equipment and similar electrical devices and replacing them with new, and more updated energy efficient devices, such as circuit breakers and florescent lighting tubes and ballasts.

Our long-term goal is to target the commercial, industrial and governmental markets, utilizing direct sales by master channel partners, sub-distributors and in-house sales staff.  The division also plans to conduct research and development efforts, which may include new product launches and product expansions with a view to increasing revenues, market expansion, name brand recognition and client loyalty.  We will also continue to develop our relationships with large electrical contractors, national large retail chains, office locations and property management companies.

Business Strategy

Food Service Division

Our food service division has been classified as discontinued operations held for sale in our financial statements resulting from the upcoming Special Meeting of Shareholders to vote on the proposed sale of substantially all the assets of our food service division.  A description of our business strategy until the proposed date of sale is as follows.

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

Energy Management Division

We intend to market our energy saving product via channel partners to market leaders in industry segments (retail, commercial, industrial, and institutional), which we believe will lend credibility and name brand recognition to our product. In addition, we intend to establish relationships with trade organizations that will endorse our product, and offer the sale to companies that comprise their industry.  This process should streamline our energy management operations entry into the marketplace.

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

Marketing

Food Service Division

Our food service division has been classified as discontinued operations held for sale in our financial statements resulting from the upcoming Special Meeting of Shareholders to vote on the proposed sale of substantially all the assets of our food service division.  A description of our marketing plan until the proposed date of sale is as follows.

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

Host implemented new marketing programs at its facilities such as “Cruisin’ Cuisine” and “Celebrity Chefs” to help maximize sales growth.  In our Cruisin’ Cuisine program, our corporate chefs travel from location to location in a custom outfitted vehicle and present a complete specialty theme promotion menu such as fresh sushi, a taste of Havana, or authentic Japanese stir-fry.  In our Celebrity Chefs program, the recipes and culinary style of featured world class chefs are presented in the business dining location.  Every three months, a different celebrity chef is featured.  Our clients’ responses to these programs have been very favorable.

Energy Management Division

We utilize master channel partners, sub-distributors and in-house sales staff to pursue a multi-channel approach with our marketing and sales strategy with our product segment.  Focusing on commercial and industrial customers, we will implement brand awareness of our product and services through advertising, business to business, websites, industry and energy conservation seminars and trade exhibits.  The division will attempt direct sales efforts to potential customers who we believe are extremely sensitive to our nation’s growing energy costs.  Management will be responsible for identifying potential customers in a particular industry group and those persons within an organization to implement an energy savings program.  We can determine which products and services will most benefit the customer and arrange for an onsite beta testing program and product modifications prior to installation.  Extensive follow-up and testing of our system will be conducted by an in-house technical staff and channel partners to insure customer satisfaction.  We believe satisfied customers who have experienced energy savings first-hand are a key component to marketing the product to future customers.

Major Clients and Contracts

Food Service Division

Our food service division has been classified as discontinued operations held for sale in our financial statements resulting from the upcoming Special Meeting of Shareholders to vote on the proposed sale of substantially all the assets of our food service division.  A description of our major clients and contracts until the proposed date of sale is as follows.

Host Business Dining

Host Business Dining has a large number of multi-year contracts.  These contracts are with Fortune 500 businesses in the Connecticut area, each with multiple locations serving over 4,500 total contracted employees. In the past, we have had to close facilities due to price, competition and relocation.

Our largest contract, Pitney Bowes, accounted for approximately 15.2% of our combined revenues from both continuing and discontinued operations for the fiscal year ended June 30, 2007.  Collectively, contracts with our largest customer constituted approximately 42% of business dining revenues.  If we lose this major contract, such loss may have a material adverse effect on us.

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

One of Lindley’s largest contracts, Mystic Valley, accounted for approximately 10.7% of our total combined revenues from both continuing and discontinued operations for the fiscal year ended June 30, 2007.  If we were to lose this major contract, such loss may have a material adverse effect on us.

Lindley is currently involved in bids for several other senior feeding, Meals-on-Wheels, and Head Start contracts in various states.

Energy Management Division

RS Services pursues new contract services customers through the marketing and promoting of the division’s current network by developing relationships with restaurant, retail, commercial chains, general contractors and manufactures.  RS Services installs test sites of new products if the customer has the potential for a large number of installations.

Three of RS’s largest contracts accounted for approximately 30.2%, 22.2% and 18.0% of our revenue from continuing operations for fiscal year ended June 30, 2007.  If we were to lose these major contracts, such loss may have a material adverse effect on us.

Seasonality

Our food service division has been classified as discontinued operations held for sale in our financial statements resulting from the upcoming Special Meeting of Shareholders to vote on the proposed sale of substantially all of the assets of our food service division.  A description of our seasonality until the proposed date of sale is as follows.

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

Competition

Food Service Division

Our food service division has been classified as discontinued operations held for sale in our financial statements resulting from the upcoming Special Meeting of Shareholders to vote on the proposed sale of substantially all of the assets of our food service division.  A description of our competition until the proposed date of sale is as follows.

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

Energy Management Division

There are currently a number of products and services on the market that directly or indirectly compete with our product and services.  Many of these are offered by companies that are larger and better financed.  However, we believe that although energy saving technology currently exists, our EnerLume-EM™ light controller is capable of controlling, monitoring and saving electric kilowatt hours through a unique mechanism that has a limiting effect to luminosity.  Our product will also be capable of providing real-time variability of savings levels and operational control at off-site locations.  Further, our equipment processor is digital, which is faster, more compact and more efficient than our competitors’ products.  We believe that the installation of our equipment is less invasive and creates less of a disruption to a customer’s operation than that of our competition.

Government Regulation

Food Service Division

Our food service business is subject to various government regulations including environmental, employment, privacy and safety regulations.  In addition, our food service facilities are subject to state health department regulations, periodic health inspections, sanitation and safety standards, and state and local licensing of the sale of food products.  The cost of compliance with these various regulations is not material; however, we cannot provide assurance that additional federal and state legislation or changes in the regulatory environment will not limit our activities in the future or increase the cost of compliance.

Energy Management Division

Favorable government regulations, through The Energy Policy Act of 2005 ("EPACT"), are improving the environment for organizations to take advantage and utilize energy conservation products.  EPACT has brought sweeping changes to the benefit of organizations willing to participate in programs that curtail energy consumption. These changes include immediate tax deductions for qualifying investments that reduce energy costs on commercial applications of up to a maximum of $1.80 per square foot. This allows organizations a larger return on their investment via direct tax reductions and reduces the breakeven level associated with their costs incurred, allowing organizations the added incentive to install energy saving products.  The U.S. Department of Energy’s longer term goal is for organizations to achieve a “Zero Energy Based” system, through which the net of total energy generated at an organization’s site and the total energy utilized at the site is zero, therefore eliminating the necessity to require energy from the power grid.

Employees

As of September 21, 2007, our corporate office had 13 full time employees and our Business Dining segment had approximately 146 full-time employees and 3 part-time employees employed for special occasions and seasonal busy times.  Our Lindley subsidiary had 145 full-time employees and 15 part-time employees.  Our RS Services subsidiary had approximately 50 full-time employees and 1 part-time employee.  Our EnerLume Corp subsidiary had approximately 8 full-time employees and no part-time employees.  None of our employees are represented by a union.

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

Risks Related to Host Generally

We have a history of losses and our future profitability on a quarterly or annual basis is uncertain, which could have a harmful effect on our business and the value of our common stock.

Our consolidated statements of operations and our statements of operating cash flows reveal significant losses and the utilization of significant amounts of cash to support our operating activities.  Although a substantial portion of the net loss in prior years was related to non-cash charges, there can be no assurance that adequate sources of financing will be obtained as required or that our assets will be realized and liabilities settled in the ordinary course of business.  Our consolidated financial statements do not include any adjustments related to the recoverability of assets that might be necessary if we are unable to continue as a going concern nor the potential need to make sizable payments in connection with pending litigation.

In order to continue as a going concern, we will require additional financing.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

In addition, we are named as defendant in numerous litigations, including shareholder lawsuits.  If an adverse ruling in any or all of these legal matters occurs, we may be forced to either restructure operations, or take other necessary and appropriate measures that could potentially limit our ability to exist further as a going concern.

Our independent registered public accounting firm have indicated substantial doubt about our ability to continue as a “going concern.”  If we are unable to successfully implement our business plan and secure equity financing, we may be unable to continue as a going concern.

Our current independent registered public accounting firm, in their report with respect to our financial statements as of June 30, 2007, and for three years in the period ended June 30, 2007, included a “going concern” qualification.  As discussed in Note 2 to the audited financial statements, we have incurred significant losses and have negative cash flows from operations for the years ended June 30, 2007, 2006  and 2005, have a stockholders’ deficiency at June 30, 2007 and are currently involved in significant litigations that can have an adverse effect on the Company’s operations.  Because of these conditions, our independent registered public accounting firm have raised substantial doubt about our ability to continue as a going concern. We plan to improve cash flow through continued focus, deployment and promotion of our energy conservation segment and the underlying technology associated with our EnerLume-EM, as well as the sale of our food service assets. We also plan to continue our efforts to identify ways of reducing operating costs and to increase liquidity through additional equity financing.

We have financed our operations since inception primarily through equity and debt financings. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to implement our business plan. Such capital is expected to come from the sale of securities, or the raising of additional debt, or the monetizing of our own food service assets. No assurances can be given that such financing will be available in sufficient amounts or at all. Our ability to continue our operations will be dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern.

Material weaknesses or deficiencies in our internal controls over financial reporting could harm stockholder and business confidence in our financial reporting, our ability to obtain financing or other aspects of our business.

Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports.  As described in our recent periodic reports, management conducted an evaluation of internal controls and procedures. Based on that evaluation, our CEO and CFO concluded that our internal controls and procedures were not effective at a reasonable assurance level due to the material weaknesses such as inadequate controls related to inventory items at RS Services with respect to proper valuation and accountability and inadequate controls that address the segregation of duties and staffing levels associated with compilation and reporting tasks. Because the material weaknesses described above have not been remediated, our CEO and CFO continue to conclude that our internal controls and procedures are not effective.

While we are in the process of implementing the remediation efforts, we may continue to experience difficulties or delays in implementing measures to remediate the material weaknesses. Additionally, if the remedial measures are insufficient to address the identified material weaknesses or if additional material weaknesses or significant deficiencies in our internal controls are discovered in the future, we may fail to meet our future reporting obligations on a timely basis, our financial statements may contain material misstatements, our operating results may be harmed, and we may be subject to litigation.

Any material weakness or unsuccessful remediation could affect investor confidence in the accuracy and completeness of our financial statements. As a result, our ability to obtain any additional financing, or additional financing on favorable terms, could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our strategic alternatives, our financial condition and the market value of our securities.

We can give no assurances that the measures we have taken to date, or any future measures we may take, will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to our failure to implement and maintain adequate internal controls over financial reporting. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or ensure the fair presentation of our financial statements included in our periodic reports filed with the SEC.

We will require additional capital to implement our business plan, and, if additional capital is not available, we may have to curtail or cease operations.

We believe that the most efficient manner to increase shareholder value is to execute our business plan, which will require additional capital.  We have engaged investment banking firms to raise additional capital, or debt via equity or debt financings, asset monetization or otherwise, until we can achieve positive cash flow.  However, there is no assurance that we will be successful in the short-term of raising additional funds to fulfill our business plan, or that we will ever be successful in raising additional capital for the business, which could have a material adverse effect on our results of operations and cash flows.

We are subject to pending litigation, which could have a material adverse effect and impact on our liquidity, financial condition and operating results, on the trading price of our securities and on our ability to access the capital markets.

Host, members of our senior management, and current and former members of our Board of Directors are named defendants in class actions alleging violations of certain disclosure provisions of the federal securities laws arising from a July 12, 2005 press release.  Further, Geoffrey Ramsey (our former CEO), David Murphy, Peter Sarmanian, Gilbert Rossomando, C. Michael Horton, Nicholas M. Troiano, Patrick J. Healy, John D’Antona and Anne Ramsey are named defendants in derivative suits alleging breaches of fiduciary duty.  We are generally obligated to indemnify our officers and directors and our former officers and directors who are named as defendants in some or all of the above matters to the extent required by Colorado law.  In addition, our insurance carriers may decline coverage, or our coverage may be insufficient to cover our expenses and liability, in some or all of these matters. It is possible that we will incur losses and obligations in excess of any insurance coverage, in aggregate amounts that would have a material adverse effect on our financial position, results of operations or cash flows.

Material adverse legal judgments, fines, penalties or settlements could adversely affect our financial health and prevent us from fulfilling our obligations under our outstanding indebtedness.

Material adverse legal judgments, fines, penalties or settlements arising from our pending litigation could require additional funding.  If such developments require us to obtain additional funding, we cannot provide assurance that we will be able to obtain the additional funding that we need on commercially reasonable terms or at all, which could have a material adverse effect on our results of operations and cash flows.

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

Our senior management team is required to devote significant attention to matters arising from the current litigation.  As such, our management is unable to devote the majority of their time to implementing our business plan.

We cannot provide assurance that the class and derivative actions will not adversely affect our results of operations.  As our management team is forced to focus on matters pertaining to the fallout of the July 2005 press release, they are unable to devote their entire energies to implementing new products and services.

Because our share price has been volatile, we may be the target of additional securities litigation, which is costly and time-consuming to defend.

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

As of September 21 2007, our officers, directors and their affiliates beneficially own 16.88% of the total voting stock outstanding, including options, convertible securities and warrants for common stock such individuals may have the right to exercise.  Our articles of incorporation do not authorize cumulative voting in the election of directors and, as a result, our officers and directors are in a position to have a significant impact on the outcome of substantially all matters on which shareholders are entitled to vote, including the election of directors.  In addition, based on the large number of shares currently owned by management, any sales of significant amounts of shares by our officers and directors, or the prospect of such sales, could adversely affect the market price of our common stock.  These individuals, if and when they sell their shares, are subject to the volume limitations imposed by Rule 144 with respect to sales by affiliates.

Risk Factors Related to the Upcoming Shareholder Vote on the Proposed Sale of Our Food Service Business and With Our Energy Management Operations

Reference is made to the upcoming Special Meeting of Shareholders and the proposed sale of our food service divisions as described in our Definitive Proxy Statement as filed with the Securities and Exchange Commission on September 13, 2007.

The Board of Directors has identified the asset sales as the most suitable method to meet our expected/scheduled liquidity needs.

If shareholders reject the proposed asset sales, we will be faced with a critical liquidity challenge and urgent need for additional capital.  In that situation, our Board of Directors would be forced to consider alternatives which it believes are likely to be substantially less favorable than the proposed asset sales.  We currently know of no alternative sales or capital raising transactions or strategies that, in the opinion of our Board of Directors, would be likely to produce a more meaningful value for shareholders.  Given our limited cash and the funds which would be needed to continue operations, our Board of Directors believes it would be difficult to continue our business or identify another appropriate potential purchaser who could acquire the assets.  Our Board of Directors expects us to continue to experience cash demands that exceed our cash flow as we require substantial working capital to fund our business and meet our debt service and other obligations.  Failure to consummate the asset sales will have a material adverse effect on our business, results of operations and financial condition.

The sale of all of our assets related to our food service business will mean that future revenues will be solely dependent on our energy conservation division.

After the sale of our food service business, we will be substantially smaller and will only operate in one principal division, energy management.  During the full year ended June 30, 2007, revenues from our food service division were $28,442,615, accounting for approximately 80% of total revenues generated.  In contrast, during that same period, revenues from our energy services segment were $6,492,489, accounting for approximately 18% of total revenues generated and our revenues from our energy conservation segment were $701,903 which is approximately 2% of our total revenues generated.  After the asset sale, we expect to generate all of our revenues from our energy conservation products and electrical services businesses.  With the convergence of our new technology coupled with the planned marketing efforts in support of the launch of the newly designed EnerLume-EM™, and the execution of our business plan initiative, we believe that we can continue to grow and develop our energy conservation business and target new markets within the energy conservation industry, thereby growing our revenues.  However, as our energy conservation operations are relatively new, we can not assure you that we will be able to generate revenues equal to historic levels or any level. If we are unable to increase the sales from our energy conservation product and service businesses it will have a material adverse effect on our business.

Our future success will depend to a large extent on the success of our energy conservation product.

The market focus for our EnerLume-EM™ is to work with Master Channel Partners (“MCP”) as stocking distributors.  We plan to direct MCP to end user account installations.  Additionally, we plan to develop marketing relationships with major ballast, fixture and lamp Original Equipment Manufacturers’s (“OEM”) and other OEM distribution channels.  We hope to work directly with utility providers to gain recognition as an energy saving product and take advantage of utility rebates and mandates. We will be subject to outside competitive technology and advances, evolving industry requirements and compatibility with the electrical infrastructure at client’s locations.  Our future success will depend in part upon our ability to bring our product to market, including the ease of installation, ballast compatibility, and our ability to obtain dedicated circuitry at install sites.  We are currently devoting significant resources toward the continued research and development of new ideas that will create additional energy saving products and technologies for us.  There can be no assurance that we will successfully achieve these goals in a timely fashion or that our current or future products will satisfy the needs of the energy conservation markets. Failure of our products to satisfy market needs could have a material adverse effect on our business and results of operation.  In addition, our marketing and commissioning efforts may not satisfy the needs of, and be accepted by, our customers, and we may not find adequate MCPs to facilitate our product to market.

Our energy conservation segment competes in the energy conservation industry with companies that have more financial resources than we have and there can be no assurance that our products will compete successfully.

We cannot assure you that we will be able to compete effectively in the sale of our energy conservation product. Competitors in the energy conservation industry in the United States and abroad are numerous and include, among others, major industrial and well-capitalized companies. Our competitors may succeed in developing technologies and products that are more effective than those we are developing and may render our product and technologies obsolete. Many of our competitors have substantially greater financial and technical resources, marketing capabilities, and industry experience. In addition, these companies compete with us in recruiting and retaining highly qualified personnel. As a result, we cannot assure you that we will be able to compete successfully with these organizations.

There can be no assurance that national or international companies will not seek to enter, or increase their presence in the industry. Several companies market and sell products that compete with us.  Competition from any of these companies could have a material adverse effect on our operations.

Upon the closing of the proposed sale of our food service business, we will be required to make substantial payments to our creditors.

Upon the closing of the proposed sale of our food service business, we anticipate that the cash proceeds of the sale will be adequate to pay off our Shelter Island term loan. In addition, we will be required to make substantial payments to our outstanding accounts and notes payables, and to pay legal, accounting and other expenses of the sale transaction. We anticipate that those payments will be made at closing and will be funded primarily out of the cash proceeds payable at closing. However, there can be no assurance that our anticipated cash resources will ultimately be adequate to make these payments on a timely basis or at all.

We will require additional capital to implement our business plan, and if additional capital is not available, we may have to curtail or cease all or part of our operations.  Additionally, future fundraising efforts will dilute current shareholder ownership interest in the Company.

Following the proposed sale of our food service business and payments of outstanding indebtedness thereunder, our term loan with Shelter Island will terminate. We anticipate that following the proposed sale of our food service business, our operations will generate a modest negative cash flow within twelve months and that a bank credit facility will not initially be necessary to support our energy management division at its current level of operations if we are able to raise funds through future equity funding.  Our long term liquidity is contingent upon our consistently meeting our sales forecast, the consummation of the sale of our food service business, and our continued improvement in the area of product-to-market management. If any one of the above does not happen and we experience deterioration in orders due to a negative economy or an unfavorable market position with our product, there can be no assurance that we will be successful in maintaining an adequate level of cash resources. We may be forced to act more aggressively in the area of expense reduction in order to conserve cash resources as we look for alternative solutions. Following the consummation of the sale of our food service business, we intend to seek equity or similar financing on acceptable terms in order to obtain the added flexibility it will provide to our operations. There can be no assurance that our operations will generate an adequate level of cash flow or that we will be able to obtain such financing or that it will be available on terms acceptable to us.  In addition, any future equity funding will dilute current shareholders’ ownership interest in us.

If our shareholders do not approve the proposed sale of our food service business and if those sales are not consummated, we may not be able to maintain our current level of operations.

Our obligation under our Shelter Island term loan facility is $1,240,000 and we had effectively exhausted our remaining availability under the facility. Additionally, we anticipate that we might not be able to meet our cash needs from cash generated through existing operations resulting from essential and non-essential vendor payables and product purchase orders, and other short term obligations coming due.  In addition, if sales in the remaining period prior to closing of the sales of our food service business fall short of our current expectations, or if our expenses exceed our expectations, or if other factors adversely affect our business or financial condition, we may be forced to explore other ways to restructure operations. There can be no assurance that we will be successful in maintaining an adequate level of cash resources.

The proposed sale of our food service business is integral to our liquidity. If the sale is not consummated on a timely basis, we do not believe that the cash generated from our operations would provide us with the cash resources necessary to fund our energy management operations in the current business environment. In that event we will need to consider other options that may be available to us including the potential liquidation of our assets or to take other necessary and appropriate matters to ensure our ability to continue operations.  There can be no assurance that we will be successful in maintaining an adequate level of cash resources.

The consummation of the proposed sale of our food service business is subject to a number of conditions that must be satisfied.

The consummation of the proposed sale of our food service business is conditioned upon a number of factors including approval by our shareholders, the accuracy of the representations and warranties of the parties and compliance by the parties with their obligations under the agreements, the receipt of certain material third-party consents, and the absence of any material adverse change related to our food service business. We can not assure you that any or all of the conditions to closing under the asset sale agreements will be satisfied or waived and that the sale will be consummated if the necessary shareholder vote is obtained.

We may be required to reduce or eliminate some or all of our sales and marketing efforts or research and development activities if we fail to obtain additional funding that may be required to satisfy future capital needs.

We plan to continue to spend substantial funds to expand our sales and marketing efforts and our research and development activities related to our energy conservation product. Although we anticipate that these activities can be adequately funded in the short term through proceeds from the proposed sale of our food service business, cash generated from the operations of the on-going business, and/or other current sources of liquidity, long-term financing of these activities could require additional funding in the future. Our future liquidity and capital requirements will depend upon numerous factors, the cost and timing of sales and marketing, manufacturing and research and development activities, and competitive developments. Any additional required financing may not be available to us on satisfactory terms or at all. If we are unable to obtain financing, we may be required to reduce or eliminate some or all of these activities.

Any decrease in capital spending by our potential “end user” customers could have a material adverse effect on our business and results of operations.

Our “end user” target markets include distribution centers, warehouses, retail store chains, parking garages and the like. The capital spending policies of our potential “end user” customers can have a significant effect on the demand for our products. Such policies are based on a variety of factors, including the resources available to make such purchases, spending priorities and policies regarding capital expenditures. Any decrease in capital spending by our potential “end user” customers could have a material adverse effect on our business and results of operations.

Any failure to obtain and sustain market acceptance of our product could have a material adverse effect on our plan for growth and on our business and results of operations.

Our product represents alternatives and new concepts to traditional instruments and methods. As a result, our product may be slow to achieve, or may not achieve, market acceptance, as customers may seek further validation of the efficiency and efficacy of our technology. This is particularly true where the purchase of the product requires a significant capital commitment. Our failure to obtain and sustain such acceptances could have a material adverse effect on our plan for growth and on our business and results of operations.

Any changes in government regulations may adversely affect consumer demand for our products.

The market for our product in the United States is subject to or influenced by various domestic laws and acts. We design, develop and market our products to meet customer needs created by existing and anticipated regulations, and any changes in these regulations may adversely affect consumer demand for our products.

Our energy management division has a limited operating history upon which to evaluate its potential for future success.  Due to our limited operating history, it is difficult to forecast the future success of our energy management division.

To date, our energy management division has generated only limited revenues.  Significant marketing investment will be required in order to establish a sufficient market for our energy conservation product and build revenues.  The technology underlying this product may not become a preferred technology to address the energy management needs of our customers and potential customers.  Failure to successfully develop and market future products on a timely and cost-effective basis could have a material adverse effect on our ability to compete in the energy management market.

The likelihood of our energy management division’s success must be considered in light of the risks and uncertainties frequently encountered by early stage companies in an evolving market.  If we are unsuccessful in addressing these risks and uncertainties, this portion of our business will be materially harmed.

Our energy services segment has incurred significant operating losses since inception and may not achieve or sustain profitability in the future.  The energy services segment’s failure to achieve profitability could result in our failure to continue as a going concern.

Our energy services segment has incurred substantial losses in fiscal 2007 of $2,044,706.  We must overcome significant sales and operational challenges.  In addition, our energy services segment may be required to reduce the prices of its services in order to increase sales.  If we reduce prices, we may not be able to decrease costs sufficiently to achieve acceptable profit margins.  As our energy services segment strives to grow its business, we expect to spend significant funds for general corporate purposes, including working capital, marketing, recruiting and hiring additional personnel, and research and development.  To the extent that revenues do not increase as quickly as these costs and expenditures, our results of operations and liquidity could be materially adversely affected.  If our energy services segment experiences slower than anticipated revenue growth or if its operating expenses exceed its expectations, we may be required to cease operations.  Even if it achieves profitability in the future, it may not be able to sustain it.

Our energy services segment currently experiences volatility in its cash flows and is subject to an extended sales cycle in connection with the bidding process, purchasing of materials and the installation and testing of electrical systems.  This business cycle could lead to significant operating losses for the foreseeable future.

Our energy services segment is currently obligated, pursuant to the majority of its installation and service contracts, to pay all the costs of materials, labor, travel and installation of its systems prior to being paid by its customers.  In addition, many of its projects extend over a lengthy period of time from the initial invitation to bid, to final installation and testing.  Although our energy services segment hopes to shorten this cycle, there can be no assurance its cash flow will improve or that it can profitably market this concept.  If this trend continues or worsens due to the inability to convince our customers to pay as the project progresses from its initial stages through completion, our energy services segment’s cash flow and operating losses will continue to be significant, and we may be required to cease operations.

Patents and other proprietary rights provide uncertain protection of our proprietary information and our inability to protect a patent or other proprietary right may harm our business.

The patent position of companies engaged in the sale of products such as ours is uncertain and involves complex legal and factual questions. Issued patents can later be held invalid by a patent office or by a court. We can not assure you that our pending patent rights to the technology for our EnerLume-EM™ will not be challenged, invalidated, or circumvented or that the rights granted thereunder will provide us a competitive advantage. In addition, many other organizations are engaged in research and development of products similar to our energy conservation analytical instrumentation. Such organizations may currently have or may obtain in the future, legally blocking proprietary rights, including patent rights, in one or more products or methods under development or consideration by us. These rights may prevent us from commercializing new technology, or may require us to obtain a license from the organizations to use their technology.

We currently have limited trademark or patent protection with respect to the energy conservation product developed.  Our failure to protect our proprietary rights could result in substantial operating losses and the failure to effectively pursue our energy conservation business plan.

We cannot assure that any patents, trademarks or copyrights or our other proprietary rights issued to, licensed or otherwise used by us, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to us.  Furthermore, others may be able independently to develop substantially equivalent or superseding proprietary technology and an equivalent product or system may be marketed in competition with our products, thereby substantially reducing the value of any proprietary rights we may obtain in the future.  We also may not be able to protect our proprietary technology from duplication.  Additionally, the prevention of unauthorized use and disclosure of our intellectual property will likely become more difficult as our business grows.  We could incur additional legal costs in defending any patent, trademark, copyright or other infringement claims or in asserting any patent rights, copyrights or other proprietary rights, including those granted by third parties, in a suit with another party.  Our failure to protect our proprietary rights could have a material adverse effect on our business, financial condition and our overall results of operations.

Successful infringement claims by third parties could result in substantial damages, lost product sales and the loss of important proprietary rights.

There has been substantial litigation regarding patent and other intellectual property in various technology industries.  In the future, we may be notified of allegations that we may be infringing on intellectual property rights with respect to the technology we are currently marketing for our light controlling device.  Should litigation be brought against us, such litigation could be extremely expensive and time consuming and could materially adversely affect our business, financial condition and results of operations, regardless of the outcome of the litigation.  Such litigation could also result in loss of certain proprietary rights, significant monetary liability and barriers to product manufacturing.

Our future in energy conservation largely depends upon the success of our EnerLume-EM™ light controller.  The light controller operation relies solely upon the inherent software and firmware for its implementation as an energy savings device, for which we have contracted with the manufacturer for the ownership of the intellectual property.  We anticipate expanding into new products utilizing this existing technology.  Any potential successful litigation would stop the progress of our product line and seriously impede our ability to expand into the energy conservation industry.  While our service division would continue to maintain contractual relationships with existing clients, our product line would cease. Any successful litigation against our intellectual property could materially harm our business.

Our energy conservation segment faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury.  Product liability claims that fall outside of our insurance coverage would further contribute to our negative cash flows.

Our energy conservation segment faces the risk that materials used in the manufacture of the final product may be flawed or faulty, causing the product to fail or malfunction.  Additionally, the product may not be used in the manner provided for in the instructions or in the way contemplated by the manufacturer.  In the event that insurance coverage or contractual indemnification is not adequate, product liability claims could have a material adverse effect on our energy conservation division.  The successful assertion or settlement of any uninsured claim, a significant number of insured claims, or a claim exceeding our insurance coverage could have a material adverse effect on our business.

Our energy conservation segment faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury.  Negative publicity related to a product liability claim could lead to the loss of customers and corresponding revenues.

Our energy conservation segment is highly dependent upon consumer perception of the safety and quality of our product, as well as similar products distributed by other companies.  While our EnerLume-EM™ light controller is listed by Underwriter’s Laboratories, a nationally recognized safety standard that tests products for reasonably foreseeable risk of fire, electric shock and related hazards, the mere publication of reports asserting that such products may be harmful could have a material adverse effect on our operations, regardless of whether such reports are scientifically supported and regardless of whether the products are being used to their specifications.

Our energy management division does not have any long-term agreements with its customers and its future success is dependent on repeat business and obtaining new customers.

Our energy management division’s success depends on attracting and retaining customers.  Although we have client purchase orders, we do not have long-term contracts and depend on fluctuating demand for our product or services. One major service customer accounted for approximately 30.9% of our revenue for the 2007 fiscal year.  There can be no assurance that we will be able to retain existing customers or attract new customers.

The failure to retain existing customers or attract new customers would likely have a material adverse effect on future profitability.

The energy management industry and products designed to maximize energy efficiency are subject to rapidly changing customer demands and preferences in light of rapid technological advances.  We will face substantial losses should our products not meet the demands of customers.

There can be no assurance that customers will continue to favor the product and services provided by our energy management division.  A significant shift in customer preferences could have a material adverse effect on our business, financial condition and results of operations.  In addition, products that gain wide acceptance with consumers may result in a greater number of competitors entering the market, which could result in downward price pressure that could adversely impact our gross profit margins.  In addition, new products would require employee retraining, which we must commit to long before the ultimate sale to our customers. There can be no assurance that sufficient consumer demand will still exist at the time a final product is available for sale or that favorable gross profit margins will be maintained.

We believe our growth will be materially dependent upon our ability to provide new technologies, processes and products necessary to meet the needs of our customers and potential customers.  The inability to anticipate and respond to these rapidly changing demands could have an adverse effect on our business.

The energy management industry is highly competitive.  Our failure to effectively compete in the industry could result in operating losses and the inability to continue as a going concern.

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

There is limited reliable, comprehensive data available regarding the size of the energy management industry and the historic and future expected growth of such industry.  We may be unable to implement our business plan, which is based on available data, resulting in operating losses and the potential inability to continue as a going concern.

Industry data and projections are inherently uncertain and subject to change.  There can be no assurance that the industry is as large as we anticipated or that projected growth will occur or continue.  In addition, underlying market conditions are subject to change based on economic conditions, consumer preferences and other factors that are beyond our control.  There can be no assurance that an adverse change in the size or growth rate of the market will not have a material adverse effect on our energy management division.

A decrease in electric retail rates could lessen demand for our energy conservation product.

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

Failure to effectively market our energy conservation product could impair our ability to sell large quantities of our product.

One of the challenges we face in commercializing our energy conservation product is demonstrating the advantages of our product over more traditional products and competitive products.  As our energy conservation segment grows, we will need to further develop our marketing and sales force.  If we are unable to expand our internal sales force, our ability to generate significant revenues could be harmed.

We depend upon our key personnel and may experience difficulty attracting and retaining key employees.  The failure to retain existing management or the failure to hire new talent as needed could result in our inability to profitably and professionally run our energy management division.

The future success of our energy conservation and services segments depends to a significant extent on the efforts and abilities of our executive officers, including David Murphy, CEO, Michael C. Malota, CFO, and Ronald Sparks, the President of RS Services.  Although we have employment agreements with these individuals, the loss of their services could have a material adverse effect on our business, financial condition and results of operations.  Mr. Sparks has highly technical, electrical skills relating to electrical services, specific knowledge of high voltage applications and extensive relationships with clients and suppliers in sales, marketing and manufacturing.  The loss of the services of Mr. Sparks and other key personnel, or our inability to attract or retain additional qualified personnel could have a material adverse effect on our business, financial condition and results of operations.  We believe that our future success in energy conservation and services will hinge upon our ability to attract, motivate and retain the current highly-skilled managerial personnel.  Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting, assimilating and retaining the personnel we require to grow and operate profitability.

Risks Related Our Common Stock

Any future fundraising efforts will dilute current shareholder ownership interests. Any investor who purchases our securities could face future dilution as we pursue future equity fundraising.

As of September 21, 2007, we had 10,878,514 outstanding shares of common stock.  Any future material equity fundraising efforts will have the effect of increasing the amount of shares outstanding, thereby creating dilution for our existing shareholders. We believe that the most efficient manner in increasing shareholder value is to properly and effectively execute our business plan, which will require raising additional capital.  We have partnered with investment banking firms to assist and achieve this initiative, and will continue our efforts to raise additional capital, via equity financings or asset monetization or otherwise, until we can achieve positive cash flow.

Our common stock currently trades on the OTCBB trading platform, which could result in limited liquidity for any investor purchasing our securities.

There is a limited trading market for our common stock on the OTCBB and the ability to trade our common stock on the OTCBB depends on the presence and investment decisions of willing buyers and sellers.  There can be no guarantee that our common stock will be accepted for quotation by any other quotation system, market or exchange.  As such, our stock has the potential for very limited liquidity and marketability.

Our common stock is considered “penny stock,” which may make selling the common stock difficult.

Our common stock is considered to be a “penny stock” under the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended.  Under the rules, stock is considered “penny stock” if:  (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on the Nasdaq Stock Market, or even if quoted, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues at less than $6.0 million for the past three years.  The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend our stock but must trade it on an unsolicited basis.

Section 15(g) of the Exchange Act and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.  Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stocks.”  Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We do not plan to pay cash dividends to holders of common stock.  Investors must rely on appreciation of our securities as the sole method to realize a gain on their investment.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends to the holders of our common stock at any time.  It is the present policy of the Board of Directors to retain all earnings to provide for our growth.  Accordingly, investors in our securities must rely upon subsequent sales after price appreciation as the sole method to realize a gain on investment.  There are no assurances that the price of common stock will ever appreciate in value.  Investors seeking cash dividends should not buy our securities.

Historically, our stock price has been volatile, which may make it more difficult to resell shares at prices that are attractive.

The trading price of our common stock has been subject to wide fluctuations.  Our stock price fluctuated in response to a number of events and factors, such as announcements from management, quarterly variations in operating results, or new customer accounts and acquisitions by us or our competitors, changes to financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets.

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

ITEM 3.  LEGAL PROCEEDINGS

Legal Proceedings

Federal Class and Derivative Actions

In August 2005 and September 2005, twelve putative class action complaints were filed in the United States District Court for the District of Connecticut, naming as defendants the Company, Geoffrey W. Ramsey, and David J. Murphy.  One or more of the complaints also named Gilbert Rossomando, Peter Sarmanian, Roger D. Lockhart and EnergyNsync, Inc.   On September 21, 2005, as amended on September 26, 2005, the Court issued a Consolidation and Scheduling Order, consolidating the actions under the caption, In re Host America Securities Litigation, Civil Action No. 05-cv-1250 (VLB) (the “Class Action”).  On February 12, 2007, lead plaintiffs filed an amended Consolidated Complaint for Violations of the Securities Laws (“Consolidated Complaint”), which named as defendants Host, Geoffrey W. Ramsey, David J. Murphy, Peter Sarmanian and Roger D. Lockhart, and purported to be brought on behalf of all persons who purchased the publicly traded securities of the Company between July 12, 2005 and September 1, 2005.  In general, plaintiffs alleged that Host’s July 12, 2005 press release contained materially false and misleading statements regarding Host’s commercial relationship with Wal-Mart. The complaint alleged that the statements harmed the purported class by artificially inflating the price of Host’s securities and that certain defendants personally benefited from the inflated price by selling stock during the alleged class period.  Plaintiffs sought unspecified damages based on alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and under Section 20A.  On March 27, 2007, all defendants filed motions to dismiss the Class Action.

Host was also named as a nominal defendant in two shareholder derivative actions filed in the United States District Court for the District of Connecticut.  The captions of those actions were Michael Freede v. Geoffrey Ramsey, et al., Civil Action No. 05-01326 (JBA)(filed August 19, 2005) and Joella W. Cheek v. Geoffrey Ramsey, et al., Civil Action No. 05-01326 (JBA)(filed September 13, 2005). The plaintiffs did not make presuit demand on the Board of Directors.  By order dated October 20, 2005, the court consolidated the derivative actions (hereinafter, the “Federal Derivative Action”), and administratively consolidated that action with the Class Action under the caption,  In re Host America Securities Litigation, Civil Action No. 05-cv-1250 (VLB). On June 22, 2006, the plaintiffs filed a Verified Amended Derivative Complaint, which named as defendants Geoffrey Ramsey, David Murphy, Anne Ramsey, Peter Sarmanian, Gilbert Rossomando, Roger Lockhart,  Host directors C. Michael Horton, Nicholas M. Troiano, Patrick J. Healy, and John D’Antona, and Host itself as a nominal defendant. The Verified Amended Derivative Complaint was based on substantially the same allegations as the Class Action Consolidated Complaint.  It asserted causes of action for breach of fiduciary duty, gross negligence, abuse of control, gross mismanagement, breach of contract, unjust enrichment, and insider trading. The complaint sought an unspecified amount of damages and other relief purportedly on behalf of Host.   On March 27, 2007, all defendants filed motions to dismiss the Federal
Derivative Action.

On May 22 and 23, 2007, Host America, its past and present directors and officers named as defendants in the Class and Derivative Actions (the “Host America defendants”), and the plaintiffs filed agreements to settle and fully resolve all claims against the Host America defendants in both actions.  In the Class Action, the Host defendants will use the available proceeds from a directors and officers insurance policy, and have released the carrier from further liability for claims concerning the Company’s July 12, 2005 press release, provided that the settlements are finally approved.  Under the Derivative Action settlement, Host has agreed to adopt certain corporate governance policies and to pay plaintiffs’ attorneys fees.  The parties have asked the Court to grant preliminary approval of both settlements.  If preliminary approval is granted, the settlements will remain subject to additional requirements, including issuance of notice to Class members and Host stockholders and final approval by the Court.  There is no assurance that the Court will grant the requisite approvals, or that the settlements will become final.  The Company will use to fund the proposed settlement payment in part from the proceeds of the Company’s insurance policy.  If the settlement agreements are approved in their present form, the available proceeds from defendants’ insurance policy will be used up, and the insurer will be released from further liability for any claims concerning the Company’s July 12, 2005 press release.

The Company believes that final settlement of the Class and Derivative actions is probable.  If the settlement does not occur and litigation against the Company continues, the Company believes that it has meritorious defenses and intends to defend the case vigorously. If the litigation continues, the Company cannot estimate whether the result of the litigation would have a material adverse effect on its financial condition, results of operations or cash flows.

State Court Derivative Action

Host was also named as a nominal defendant in a separate derivative action filed in the Connecticut Superior Court for the Judicial District of New Haven in Bart Hester v. Geoffrey W. Ramsey, et al., filed on or about September 28, 2005 (“Hester” action).  The action named as defendants Geoffrey Ramsey, David Murphy, Anne Ramsey, Peter Sarmanian, Gilbert Rossomando, Roger Lockhart, C. Michael Horton, Nicholas M. Troiano, Patrick J. Healy, and John D’Antona.  The Hester complaint contained allegations and claims substantially similar to those of the Federal Derivative Action described above, and asserted six counts for breach of fiduciary duty for insider selling and misappropriation.  On June 13, 2006, the Superior Court granted Host’s motion to stay all proceedings in Hester in light of the earlier filed Federal Derivative Action.  The Hester action will remain stayed until further order of the Court.

By motion filed on August 8, 2007, Hester has sought to intervene in the Federal Derivative Action purportedly for the purpose of objecting to the settlement.  Defendants will oppose the motion.

State Court Individual Suit

On May 2, 2006, 47 plaintiffs who alleged that they had purchased Host securities at artificially inflated prices in reliance on the July 12, 2005 press release brought suit in the Connecticut Superior Court for the Judicial District of New Haven, naming Host as the sole defendant in  Enrique Joe Contreras, et al., v. Host America Corp., Civil Action No. 064013754-S.  The Contreras complaint is based on substantially the same allegations as the Class Action. The complaint asserts causes of action for fraud, fraudulent non-disclosure, fraudulent

misrepresentations, negligent misrepresentation, and respondeat superior liability.   On January 18, 2007, the Company filed a request to revise the complaint, and has also moved to stay discovery pending a disposition on its contemplated motion to dismiss.  The Company believes it has substantial and meritorious defenses to the action.

Federal Court Individual Suit

On June 25, 2007, substantially the same group of plaintiffs in the state court Contreras matter filed a complaint in the United States District Court for the District of Connecticut against David J. Murphy, Geoffrey Ramsey, Peter Sarmanian, and Roger D. Lockhart in the matter Anil Sawant, et al. v. Geoffrey W. Ramsey, et. al., Civil Action No. 07-cv-980 (CFD).  The Company is not named as a defendant.  The Sawant complaint asserts the same allegations and claims as the Class Action Consolidated Complaint.   The Company is not aware of any service of the Sawant complaint on any defendant.

SEC Investigation

On July 19, 2005, the staff of the Securities and Exchange Commission’s Fort Worth Office initiated an informal inquiry into the facts and circumstances surrounding a press release issued by the Company on July 12, 2005.  On July 22, 2005, the SEC issued a Formal Order of Investigation into the issuance of the press release and initiated a suspension in the trading of our securities.  On July 17, 2007, we announced that the staff of the Fort Worth Regional Office of the Securities and Exchange Commission notified the Company that the Commission’s investigation has been terminated as to the Company and no enforcement action has been recommended to the Commission.

Geoffrey Ramsey Arbitration

On December 12, 2005, Geoffrey Ramsey, former President and Chief Executive Officer of the Company, filed a Demand for Arbitration with the American Arbitration Association arising from the Company’s termination of his employment in November of 2005. Mr. Ramsey alleged that the Company terminated his employment without just cause in violation of his employment contract and the covenant of good faith and fair dealing. He sought severance and fringe benefits until 2009, as well as attorneys’ fees and other economic damages.  Mr. Ramsey initially sought special severance equal to six months of his salary for each calendar year that he was employed by the Company, but subsequently withdrew this claim.

The arbitration was heard on March 26th, 27th, 28th, April 2nd and April 3rd, 2007. Simultaneous briefs were filed on May 29, 2007 and the Arbitrator issued a ruling on July 19, 2007 finding that the Company had just cause to terminate Mr. Ramsey’s employment and that Mr. Ramsey was entitled to thirteen weeks of salary from September 2, 2005 through November 28, 2005.  The Company paid Mr. Ramsey for his thirteen weeks of salary on August 16, 2007.

Anne and Debra Ramsey Arbitration

On December 2, 2005, a Demand for Arbitration was filed by Anne Ramsey and Debra Ramsey alleging that their employment was terminated in breach of employment agreements that they purportedly entered into with the Company.  Anne Ramsey, the sister of Geoffrey Ramsey, was the Company’s former Human Resource Director and formerly served on the Board of Directors.  Debra Ramsey is the wife of Geoffrey Ramsey and was a former administrative assistant for the Company. The Company terminated both individuals on November 23, 2005.  On or about March 20, 2006, the Company instituted an injunction proceeding in the New Haven Superior Court to permanently enjoin this arbitration on the basis that the Company never authorized the employment agreements relied upon by Anne and Debra and therefore such contracts were void. The matter was tried in November, 2006 and the Court rendered a decision on January 8, 2007 denying a permanent injunction. On January 26, 2007 the Company filed an appeal of the Superior Court decision in the

Connecticut Appellate Court and thereafter filed a Motion for Stay with the Superior Court which was granted.   On July 5, 2007 the Company filed its brief with the Appellate Court and it is anticipated that oral argument will occur in the next few months.

Other

In addition, there exists routine litigation incidental to our business, none of which is anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held on June 18, 2007 for the principal purpose of (a) electing one director; and (b) ratifying Mahoney Cohen & Company, CPA, P.C. as our Independent Registered Public Accounting Firm for the fiscal year ended June 30, 2007.

The following votes were cast by the shareholders with respect to the election of directors named in our proxy statement:

Nominee	Shares Voted For	Shares Voted Against	Shares Abstained
Nicholas M. Troiano	7,581,423	64,315	1,519

In addition to the directors listed above, directors who are continuing in their term of office are: David J. Murphy, Gilbert Rossomando, John D’Antona and Patrick J. Healy.

The following votes were cast by the shareholders with respect to the ratification of Mahoney Cohen & Company, CPA, P.C. as our Independent Registered Public Accounting Firm for the fiscal year ended June 30, 2007:

Proposal	Shares Voted For	Shares Voted Against	Shares Abstained
Mahoney Cohen & Company, CPA, P.C.	7,619,896	24,613	2,748

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Principal Market and Price Range of Common Stock

Our common stock has been quoted on the Over-the-Counter Bulletin Board under the symbol “CAFÉ.OB” since August 16, 2007 and was previously quoted on the Pink Sheets under the symbol “CAFÉ.PK” following our delisting from the NASDAQ Small Cap Market System effective September 12, 2005.  For the periods during our listing on the NASDAQ Small Cap Market System, the following table sets forth the high and low sales prices for our common stock.  For the periods during our quotation on the Over-the-Counter Bulletin Board and on the Pink Sheets, the following table sets forth the high and low bid quotations as by the Over-the-Counter Bulletin Board and Pink Sheets, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions.

	High	Low
Year ending June 30, 2007
First Quarter	$1.50	$1.01
Second Quarter	1.98	1.25
Third Quarter	1.95	1.50
Fourth Quarter	2.40	1.60
Year ended June 30, 2006
First Quarter	$14.58	$0.83
Second Quarter	1.70	0.80
Third Quarter	2.98	1.40
Fourth Quarter	2.10	1.03

On September 21, 2007, the closing sale price for our common stock as reported on the Over-the-Counter Bulletin Board was $2.35.  On July 21, 2007, our publicly traded warrants to purchase common stock expired by their terms.  The warrants were out of the money with a strike price of $5.50.  Accordingly, the Company filed a Form 15 to de-register the warrants with the Securities and Exchange Commission pursuant to Rule 12g-4(a)(1)(i).  The warrants were formerly traded under the symbol CAFEW.PK.

Holders

As of September 21, 2007, we had 10,878,514 shares of our common stock issued and outstanding, and there were approximately 2,400 shareholders of record.

Dividend Policy

We have not declared or paid any cash dividends on our common stock and presently intend to retain future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by shareholders and all equity compensation plans not previously approved by shareholders as of June 30, 2007.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	101,250(1) 351,000(2) 262,200(3) 493,328(4)	$3.14 $2.22 $5.92 $2.56	63,750 70,000 237,800 6,672
Equity compensation plans not approved by shareholders	12,000(5)	$5.00	-
Total	1,219,778(6)	$3.26	378,222

(1)	Issued under the Host America Corporation 1998 Stock Option Plan
(2)	Issued under the Host America Corporation 2000 Stock Option Plan
(3)	Issued under the Host America Corporation 2003 Stock Option Plan
(4)	Issued under the Host America Corporation 2005 Stock Option Plan
(5)	Issued to executive officers and directors in August 1997
(6)	Does not include 3,494,929 shares underlying outstanding warrants. The warrants were issued in a series of private placements and not pursuant to equity compensation plans.

Comparative Performance Graph

The Securities and Exchange Commission requires that the Company include in this Form 10-K a line-graph presentation comparing cumulative, five-year shareholder returns (assuming reinvestment of dividends) for the Company’s common stock with a broad-based market index and either a nationally recognized industry standard or an index of peer companies selected by Host America.  The following graph assumes $100 invested on June 30, 2002 in Host’s common stock, the S&P 500 Index, the S&P Small Cap 600 Index, the Russell 2000 Index and a peer group of companies.  The stock price performance shown on the following graph is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return Of Host America Corporation, The Standard & Poor’s 500 Index, The Standard & Poor’s Small Cap 600 Index, The Russell 2000 Index and The Peer Group of Companies from June 30, 2002 to June 30, 2007

Year	CAFÉ	S&P 500	S&P Small Cap 600	Russell 2000	Peer Group
2002	100.0	100.0	100.0	100.0	100.0
2003	72.7	98.5	95.5	96.9	60.9
2004	182.7	115.3	128.1	127.9	83.6
2005	101.3	120.4	144.0	138.3	103.6
2006	34.3	128.3	162.5	156.6	90.6
2007	73.3	151.9	188.4	181.8	102.7

Indices:

S&P 500 Index: Widely regarded as the best single gauge of the U.S. equities market, this world-renowned index includes a representative sample of 500 leading companies in leading industries of the U.S. economy. Although the S&P 500 focuses on the large-cap segment of the market, with over 80% coverage of U.S. equities, it is also an ideal proxy for the total market.

S&P Small Cap 600 Index: The S&P SmallCap 600 is fast becoming the preferred small-cap index in the U.S., covering approximately 3% of the U.S. equities market. The S&P SmallCap 600 is designed to be an efficient portfolio of companies that meet specific inclusion criteria to ensure that they are investable and financially viable. It makes up the final piece of the S&P U.S. index series that can be used as building blocks for portfolio construction.

Russell 2000: The Russell 2000 Index offers investors access to the small-cap segment of the U.S. equity universe. The Russell 2000 is constructed to provide a comprehensive and unbiased small-cap barometer and is completely reconstituted annually to ensure larger stocks do not distort the performance and characteristics of the true small-cap opportunity set. The Russell 2000 includes the smallest 2000 securities in the Russell 3000.

Peer Group:

Peer Group: CAFÉ’s Peer Group is comprised of the following companies: Buca, Inc, Champps, Applebee's International Inc., Yum! Brands Inc., Cosi Inc. and Luby’s Inc.

Methodology: In determining the index of peer group, we used a price weighted index.  This index presents that each stock influences the index in proportion to its price per share.  The value of the index is generated by adding the prices of each of the stocks in the index and dividing them by the total number of stocks. Stocks with a higher price will be given more weight and, therefore, will have a greater influence over the performance of the index.

Recent Sales of Unregistered Securities

During our fiscal year ended June 30, 2007, we issued the following securities in private transactions pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended:

Transaction Date	Amount of Securities Sold	Name of Underwriter	Consideration Received	Persons or Class of Persons to Whom the Securities Were Sold	Exemptions from Registration Claimed
July 31, 2006	500,000 shares of common stock and 150,000 warrants	None	(1)	Accredited investors	Rule 506 of Regulation D of the securities Act of 1933, as amended
October 11, 2006	627,000 shares of common stock and 188,100 warrants	None	(2)	Accredited investors	Rule 506 of Regulation D of the securities Act of 1933, as amended
October 12-19 2006	60,000 shares of common stock and 18,000 warrants	None	(3)	Accredited investors	Rule 506 of Regulation D of the securities Act of 1933, as amended
October 19, 2006	30,000 shares of common stock	None	(4)	Source Capital Group	Rule 506 of Regulation D of the securities Act of 1933, as amended
December 19, 2006	372,000 common stock purchase warrants	None	(5)	Shelter Island Opportunity Fund, LLC	Rule 506 of Regulation D of the securities Act of 1933, as amended
December 22, 2006	100,000 shares of common stock and 30,000 warrants	None	(6)	Accredited investors	Rule 506 of Regulation D of the securities Act of 1933, as amended
March 30, 2007	700,000 shares of common stock and 210,000 warrants	None	(7)	Accredited investors	Rule 506 of Regulation D of the securities Act of 1933, as amended
April 19, 2007	755,000 shares of common stock and 226,500 warrants	None	(8)	Accredited investors	Rule 506 of Regulation D of the securities Act of 1933, as amended

(1)
On July 31, 2006, we completed a private placement of an aggregate 500,000 shares of common stock and 150,000 common stock purchase warrants to a limited number of accredited investors.  The securities were sold at a price of $1.00 per share for total proceeds of $500,000.  The warrants are exercisable for an indefinite period at an exercise price of $1.75 per share. The offer and sale was made by our officers and directors and no commission or other remuneration was paid in connection with the private placement.

(2)
On October 11, 2006, we completed a private placement of 627,000 shares of common stock and 188,100 common stock purchase warrants to a limited number of accredited investors.  The warrants are exercisable for a period of the later of five years or two years after the shares underlying the warrants are listed and registered for resale pursuant to an effective registration at an exercise price of $1.75 per share. The securities were sold at a price of $1.00 per share for total proceeds of $627,000.  The offer and sale was conducted on behalf of Host by a NASD licensed broker-dealer who received a sales commission of 33,000 shares of common stock and 9,900 common stock purchase warrants exercisable at $1.75 per share.

(3)
On October 12th through the 19th, 2006, we completed a private placement of an aggregate 60,000 shares of common stock and 18,000 common stock purchase warrants to a limited number of accredited investors.  The securities were sold at a price of $1.00 per share for total proceeds of $60,000.  The warrants are exercisable for a period of the later of five years or two years after the shares underlying the warrants are listed and registered for resale pursuant to an effective registration at an exercise price of $1.75 per share. The offer and sale was conducted on behalf of Host by a NASD licensed broker-dealer who received a sales commission of 5% of the gross proceeds of the offering and 9,000 common stock purchase warrants exercisable at $1.75 per share.

(4)	On October 19, 2006, we issued 30,000 shares common stock as retainer pursuant to an engagement agreement with a NASD licensed broker-dealer to provide financial advisory services.
(5)
On December 19, 2006, in connection with the Securities Purchase Agreement with Shelter Island Opportunity Fund, LLC, we issued to Shelter Island a common stock purchase warrant for 372,000 shares of our common stock exercisable for a five-year period at a conversion price in the aggregate of $372.  The offer and sale were conducted on behalf of Host by a NASD licensed broker-dealer who received a sales commission of $69,800 in connection with the financing transaction.

(6)
On December 22, 2006, we completed a private placement of 100,000 shares of common stock and 30,000 common stock purchase warrants to a limited number of accredited investors.  The securities were sold at a price of $1.00 per share for total proceeds of $100,000.  The warrants are exercisable for a period of the later of five years or two years after the shares underlying the warrants are listed and registered for resale pursuant to an effective registration at an exercise price of $1.75 per share.  The offer and sale was conducted on behalf of Host by a NASD licensed broker-dealer who received a sales commission of 7.75% of the gross proceeds of the offering and 7,750 common stock purchase warrants exercisable at $1.75 per share.

(7)
On March 30, 2007, we completed a private placement of 700,000 shares of common stock and 210,000 common stock purchase warrants to a limited number of accredited investors.  The securities were sold at a price of $1.00 per share for total proceeds of $700,000.  The warrants are exercisable for a period of the later of five years or two years after the shares underlying the warrants are listed and registered for resale pursuant to an effective registration at an exercise price of $1.75 per share.  The offer and sale of the common stock and warrants was conducted by our officers and directors who did not receive any commissions or special remuneration and by a NASD-licensed broker-dealer who received a sales commission of $15,113 and 15,113 warrants exercisable under the same terms as those warrants sold as part of the offering.

(8)
On April 19, 2007, we completed the sale of 755,000 shares of common stock and 226,500 common stock purchase warrants to a limited number of accredited investors. The securities were sold at a price of $1.00 per share for total proceeds of $755,000. The warrants are exercisable for a period of the later of five years or two years after the shares underlying the warrants are listed and registered for resale pursuant to an effective registration at an exercise price of $1.75 per share. The offer and sale of the common stock and warrants was conducted by our officers and directors who did not receive any commissions or special remuneration and by a NASD-licensed broker-dealer who received a sales commission of $18,988 and 18,988 warrants exercisable under the same terms as those warrants sold as part of the offering.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes thereto in Item 8 of this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report.

SELECTED FINANCIAL INFORMATION
	Year ended June 30,
	2007	2006	2005(2)	2004(1)	2003
	(in thousands, except per share data)
Net revenues	$7,194	$9,654	$3,200	$58	$-

Loss from continuing operations	(5,907)	(9,200)	(7,699)	(6,712)	-
Loss from continuing operations before income taxes	(7,377)	(14,119)	(9,201)	(6,712)	-
Provision (benefit) for income taxes	-	-	-	-	-
Income (loss) from discontinued operations	1,304	1,182	(462)	(6,149)	(640)

Net loss	(6,073)	(12,937)	(9,663)	(12,861)	(640)
Net loss applicable to common stockholders	(6,105)	(12,969)	(9,695)	(13,290)	(640)
Net loss per share:
Loss from continuing operations per share	$(0.81)	$(2.02)	$(2.11)	$(1.80)	$-
Income (loss) from discontinued operations per share	0.14	0.17	(0.11)	(1.76)	(0.29)
Net loss per share: basic and diluted	$(0.67)	$(1.85)	$(2.22)	$(3.56)	$(0.29)

Weighted average common shares used in computing loss per share: basic and diluted	9,149	7,025	4,375	3,726	2,178

	June 30,
	2007	2006	2005	2004	2003
Total assets	$9,000	$9,785	$12,754	$15,691	$11,191
Total long-term liabilities, less current portion	2,021	3,226	8,139	9,311	766
______________________
Selected Financial Data Footnotes (in thousands)

1.	In 2004, we acquired all the issued and outstanding shares of GlobalNet which includes revenue of $58 and loss of $6,712.
2.	In 2005, we acquired all the issued and outstanding shares of RS Services which includes revenue of $3,200 and loss of $5,216.

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

Executive Summary

We are an outsource provider and installer of energy management and conservation products and engage in food service management, which have been reflected as discontinued operations.  Host Business Dining and Lindley Food Service currently comprise our food service division and our energy management division is comprised of RS Services, which is our energy services segment, and the newly incorporated EnerLume Corp., which comprises our energy conservation products segment.

We utilize sophisticated technologies in our management services and energy conservation products and systems. These products and systems enable us to design solutions to problems and develop cost reduction answers for building owners and managers.  We employ a professional sales and marketing force that services both national and individual accounts and is headed up by a management team that has many years of experience in food service and energy conservation management.

Results of Operations

For the Year Ended June 30, 2007 (the “2007 Period”) vs. the Year Ended June 30, 2006 (the “2006 Period”)

Note:  Our results for 2007 reflect the food service division classified as assets held for sale and reported as discontinued operations.  We anticipate the sale of the food service division to occur in our second quarter of fiscal 2008.  We have determined to seek shareholder approval to sell substantially all the assets of our food service division in order to concentrate our resources on our energy conservation and management division.

The following are our net revenues from continuing operations for:

	2007 Period	2006 Period	Variance	% Variance
Net Revenues from:
Energy Services	$6,492,489	$9,654,349	$(3,161,860)	-32.8%
Energy Conservation	701,903	-	701,903	n/a

Total Net Revenues	$7,194,392	$9,654,349	$(2,459,957)	-25.5%

We have experienced an aggregate revenue decrease from continuing operations of 25.5% as compared to the 2006 Period. The decrease in energy services revenue is a direct reflection of management’s decision to not pursue new contracts related to ground-up construction with newly established retail locations, which resulted in a decrease of approximately $3,284,000 from the 2006 Period.  We expect this unfavorable variance to continue in the future. We believe that ground-up construction type contracts are not part of our overall mission of energy management services and conservation, and that the servicing of these type contracts channel resources away from further development of our energy services and higher margin businesses.  RS Services installation and product servicing and maintenance support revenues decreased approximately $28,000 from the 2006 Period.  These variances were partially offset by switchgear and retrofit services from both contractor and subcontractor multi-location switchgear and retrofit contracts revenues of an increase approximately $150,000 from the 2006 Period.  These services include replacing older, less efficient equipment and similar electrical devices and replacing them with new, and more updated energy efficient devices, such as circuit breakers and florescent lighting tubes and ballasts. RS Services has an established business in the electrical and energy management field on a national scale as well as having a UL-approved panel shop for the assembly of products.

Our principal energy conservation product, the EnerLume-EM™, was first introduced in 2007 and is in the developmental stage.  We expect to continue to test and refine the product over the next year. We have entered into agreements with channel partner distributors and completed EnerLume-EM™ sales of approximately $445,000 in the 2007 period.  The additional revenues from energy conservation of approximately $257,000 include the installation of third party energy conservation products and services, as well as consulting and training of support for our channel partner network.  The EnerLume-EM™ is a lighting energy management system that is designed to reduce excess kilowatts ordinarily required for operating magnetic or electronic ballasts used in fluorescent lighting systems, and manages the incoming power so the ballasts draw energy when the power transmission is most efficient.  This greatly reduces energy costs while minimally reducing light levels so that virtually no light loss can be detected by the human eye.  The EnerLume-EM™ can be managed from a remote location, which provides what we believe to be a unique benefit to multi-location customers.  We intend to market the EnerLume-EM™ via channel partners to market leaders in industry segments (retail, commercial, industrial, and institutional), which we believe will lend credibility and name brand recognition to our product. In addition, we intend to establish relationships with trade organizations that will endorse our product, and offer the sale to companies that comprise their industry.  This process should facilitate our energy management and conservation operations and streamline our entry into the electrical energy marketplace.

The following are our direct costs and margins from continuing operations for:

	2007 Period	2006 Period	Variance	% Variance
Costs of revenues from:
Energy Services	$5,725,741	$8,987,026	$(3,261,285)	-36.3%
Energy Conservation	855,627	-	855,627	n/a

Total costs of revenues	$6,581,368	$8,987,026	$(2,405,658)	-26.8%

	2007 Period	2006 Period	$ Variance
Direct cost margins from:
Energy Services	11.8%	6.9%	4.9%
Energy Conservation	-21.9%	-	-21.9%

Total direct cost margins	8.5%	6.9%	1.6%

The Company’s cost of revenues from continuing operations represent the direct cost of job materials and direct wages for electrical installations relating to energy services, as well as direct product costs and labor associated with technical training and servicing our channel partners for energy conservation.  Energy services costs throughout the 2007 Period experienced a reduction directly related to the absence of construction related contracts and increased reliance on higher margin jobs which included a more labor intensive billing structure versus labor and material contracts.  We anticipate this trend to continue in the future.  Our energy conservation segment experienced an increased reliance on labor and technical training to our channel partners relating to the continued development of our EnerLume-EM™ product.  This development created downward pressure on our overall margins.

The following is our other operating costs from continuing operations for:

	2007 Period	2006 Period	Variance
Other operating costs from:
SG&A	$6,171,517	$8,677,263	$(2,505,746)
Depreciation and amortization	202,615	270,191	(67,576)
Research and development	146,377	919,406	(773,029)

Total other operating costs	$6,520,509	$9,866,860	$(3,346,351)

Selling, general and administrative expenses from continuing operations consist primarily of management and clerical salaries, legal, accounting and other professional fees, liability insurance, facility rentals, repairs, maintenance, utilities, commissions, travel and various other costs.  The large SG&A decrease over the 2006 Period is primarily attributable to the 2006 Period recording of the estimated potential accrued costs to resolve the pending lawsuits, and the inclusion of non-cash compensation for stock options. SG&A costs incurred in the 2007 Period also include the additional substantial professional fees associated with the audits and reviews of prior years and prior quarters respectively which was charged as expense in the current period.  We expect our other operating costs generally to remain flat during fiscal 2008 due to continued costs with legal and professional fees.  Depreciation and amortization decreased by $67,576 in the 2007 Period.  The balance of the decrease in operating costs and expenses is the 2006 Period research and development costs relating to the development of the EnerLume-EM™ product. We recognized a substantial decrease in research and development costs of $773,029 associated with our energy management product as development has been completed and the product is ready for market.

The following is our income from discontinued operations:

	2007 Period	2006 Period	Variance

Corporate dining	$729,623	$630,885	$98,738
Unitized meals	574,031	551,021	23,010

Total discontinued operations	$1,303,654	$1,181,906	$121,748

In the 2007 Period, corporate dining revenues were $12,896,238, cost of revenues were $11,796,100, income from operations was $744,623 and provision for income taxes were $15,000  as compared to revenues of $12,112,976, cost of revenues of $10,944,181, income from operations $642,885 and provision for income taxes of $12,000 in the 2006 Period.

In the 2007 Period, unitized meals revenues were $15,546,377, cost of revenues were $12,303,897, income from operations was $619,031 and provision for income taxes were $45,000  as compared to revenues of $15,228,113, cost of revenues of $12,051,617, income from operations $599,021 and provision for income taxes of $48,000 in the 2006 Period.

The increase in corporate dining revenue was largely due to entering into a new contract and adding new locations with an existing client and the effects being partially offset by a cancellation by a major 10% customer account due to that account being acquired by a larger firm.  Our corporate dining costs of revenue increased as compared to the 2006 Period primarily resulting from increases in non perishable product purchasing and increases in labor and associated benefits associated with our newer accounts.

Marginal revenue increases in our unitized meals division resulted from the effects of the 2007 price increases being offset by market softening in our summer feeding programs from the 2006 Period.  Our food service divisions operate primarily on a contract basis with terms ranging from one to five years, and due to the fact that most food service business is awarded as a result of a competitive bidding process, we cannot predict if either business will be successful in securing new contracts or renewing existing ones. Unitized meals gross margins were slightly increased as a similar increase in revenues from summer feeding programs effected margin results.

Other Costs:

In the 2006 Period, we recognized a Laurus warrant liability resulting from the application of EITF Issue No. 00-19, Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock, which required us to record the effects of implementing the Black-Scholes method of valuing the warrant liability on a mark-to-market basis.  The non cash loss on the fair value of the warrant liability was $1,295,160 in the 2006 Period. The 2007 Period includes a loss on the mark-to-market value of the warrant liability of $74,405 resulting from the recognition of a warrant liability with the Shelter Island Term Loan.

In the 2006 Period, we recorded the Laurus conversion of long term notes into 1,502,885 shares of our common stock at conversion prices of $3.50, $5.03 and $5.48 and exercising of 303,038 warrants at $5.98 per share.  Liabilities of approximately $7.8 million were converted into equity and Host received approximately $1.8 million from the exercise of the warrants.  As a result, the decrease in the 2007 Period for amortization of deferred financing costs as compared to the 2006 Period was $868,840, and amortization of debt discount costs decreased $1,394,434 for the 2007 Period when compared to the 2006 Period.  Additionally, interest expense increased $69,593 for the 2007 Period when compared to the 2006 Period.

Net Loss:

Host incurred a net loss of $6,072,916 for the 2007 Period, as compared to a net loss of $12,936,914 for the 2006 Period.  The net loss in the 2007 Period resulted largely from professional costs associated with the audits and reviews of prior years and prior quarters respectively, as well as continued legal costs to defend our positions from associated legal actions.  The net loss in the 2006 Period was primarily a result of non-cash charges incurred from the conversion of the Laurus notes, the loss associated with the mark-to-market of the warrant liability and additional costs incurred for legal and professional fees.

For the Year Ended June 30, 2006 (the “2006 Period”) vs. the Year Ended June 30, 2005 (the “2005 Period”)

The following is our net revenues from continuing operations for:

	2006 Period	2005 Period	Variance	% Variance
Net Revenues from:
Energy Services	$9,654,349	$3,199,161	$6,455,188	201.8%
Energy Conservation	-	-	-	-

Total Net Revenues	$9,654,349	$3,199,161	$6,455,188	201.8%

Net revenues for the fiscal year ended June 30, 2006 increased approximately 202%.  The increase in net revenues was primarily attributable to the full year inclusion in the 2006 Period of the RS Services acquisition in February 2005, resulting in the 2005 Period only including RS Services for five months. Our energy management division currently consists primarily of contract service work, contract construction, electrical switchgear and retrofit applications.

The following are our direct costs and margins from continuing operations for:

	2006 Period	2005 Period	Variance	% Variance
Costs of revenues from:
Energy Services	$8,987,026	$3,417,278	$5,569,748	163.0%
Energy Conservation	-	-	-	-

Total costs of revenues	$8,987,026	$3,417,278	$5,569,748	163.0%

	2006 Period	2005 Period	$ Variance
Direct cost margins from:
Energy Services	6.9%	-6.8%	13.7%
Energy Conservation	-	-	-

Total direct cost margins	6.9%	-6.8%	13.7%

The Company’s cost of revenues from continuing operations represent the direct cost of contracted services, job materials and wages for electrical installations. Increases in operating costs during the 2006 Period were largely attributable to the cost of revenues associated with the increase in top line revenue growth as the full year inclusion in the 2006 Period of the RS Services acquisition in February 2005.  Since our energy management operations are in the early stages, its cost of revenues was significantly higher as a percentage of net sales in the 2006 Period than what future margins are expected to be, and negatively impacted our margin for the 2005 Period.

The following are our other operating costs from continuing operations for:

	2006 Period	2005 Period	Variance
Other operating costs from:
SG&A	$8,677,263	$4,572,359	$4,104,904
Depreciation and amortization	270,191	222,711	47,480
Research and development	919,406	93,087	826,319

Total other operating costs	$9,866,860	$4,888,157	$4,978,703

The large SG&A increase over the 2005 Period is primarily attributable to the inclusion of the estimated potential costs to resolve the pending class action lawsuits and legal costs incurred in the 2006 Period of approximately $3,650,000, and the non-cash compensation for stock options of approximately $494,000.  Additional costs rose approximately $81,000.  Legal costs incurred during the 2006 Period resulted from the events surrounding the July 12, 2005 press release and the associated litigation and special investigations that ensued subsequent to the event.  Depreciation and amortization increased by $47,480 in the 2006 Period, primarily resulting from the inclusion of additional fixed assets and the non-compete amortization from the RS Services acquisition.  The balance of the increase in operating costs and expenses is the research and development costs of $826,319 relating to the development of our newly designed light controller.

The following is our income from discontinued operations:

	2006 Period	2005 Period	Variance

Corporate dining	$630,885	$600,216	$30,669
Unitized meals	551,021	(1,061,913)	1,612,934

Total discontinued operations	$1,181,906	$461,697	$1,643,603

In the 2006 Period, corporate dining revenues were $12,112,976, cost of revenues were $10,944,181, income from operations was $642,885 and provision for income taxes were $12,000 as compared to revenues of $13,135,230, cost of revenues of $12,002,099, income from operations $609,216 and provision for income taxes of $9,000 in the 2005 Period.

In the 2006 Period, unitized meals revenues were $15,228,113, cost of revenues were $12,051,617, income from operations was $599,021 and provision for income taxes were $48,000  as compared to revenues of $14,458,945, cost of revenues of $11,808,693, loss from operations of $1,031,913 and provision for income taxes of $30,000 in the 2005 Period.

Corporate dining revenue continued to decline in the 2006 Period associated with lower occupancy in multi-tenant facilities and business closures where we provide dining services.  The shortfall was partially offset by new contracts as well as a decline in the attrition of existing customer accounts. Cost of revenues within our corporate dining accounts decreased as compared to the 2005 Period primarily from the reduction in net revenue and the benefit of increased margins resulting from our efforts of re-negotiating selected account contracts and utilizing more effective measures designed to control existing costs.

An increase in unitized meals income as compared to the 2005 Period was largely attributable to additional revenues primarily generated from the incremental 3% cost of living adjustment established in the prior quarters coupled with the full year inclusion of the accounts from FoodBrokers which we acquired in the second quarter of Fiscal 2005.  These increases were partially offset by the non-renewal of the senior feeding facility in Massachusetts. The majority of unitized meals work is done on a contract basis with terms ranging from one to five years.  Due to the fact that most of unitized meals business is awarded as a result of a competitive bidding process, we cannot predict if unitized meals will be successful in securing new contracts or renewing existing ones; however, we feel in the near term that the prospect of increasing revenue for unitized meals is probable.  Unitized meals costs of revenues increased as a direct result of increased revenues.  Additionally, an impairment charge of $1,102,056 in the 2005 Period reflected the write down of Lindley goodwill from the FoodBrokers acquisition.

Other Costs:

The recognition of the Laurus warrant liability resulting from the application of EITF Issue No. 00-19, Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock, required us to record the effects of implementing the Black-Scholes method of valuing the warrant liability on a mark-to-market basis.  This accounting application of the warrant liability concluded in the third quarter of fiscal 2006, as a release and cancellation agreement was executed in January 2006.  The full year non cash loss on the fair value of the warrant liability was $1,295,160 in the 2006 Period as compared to a non-cash gain of $1,082,757 in the 2005 Period.

In July 2005, Laurus exercised their right to convert their notes into 1,502,885 shares of our common stock at conversion prices of $3.50, $5.03 and $5.48 and exercised a total of 303,038 warrants at $5.98 per share.  Liabilities of approximately $7.8 million net of debt discount, were converted into equity and Host received approximately $1.8 million from the exercise of the warrants.  Primarily as a result, amortization of deferred financing costs increased by $500,227 for the 2006 Period when compared to the 2005 Period.  Amortization of debt discount costs increased $888,252 for the 2006 Period when compared to the 2005 Period.  Interest expense decreased $331,283 for the 2006 Period when compared to the 2005 Period primarily resulting from the Laurus conversion.

Net Loss:

Host incurred a net loss of $12,936,914 for the 2006 Period, as compared to a net loss of $9,663,155 for the 2005 Period.  The large net loss in the 2006 Period was primarily a result of the non-cash charges incurred as a result of the conversion of the Laurus notes, the loss associated with the mark-to-market of the warrant liability, additional costs incurred for legal services and estimated litigation costs, non-cash compensation charges associated with a new accounting pronouncement and the full year inclusion of costs associated with our energy management division.

Liquidity and Capital Resources

The following are our contractual obligations as of June 30, 2007:

		Less than 1	1 to 3	3 to 5	More than 5
Contractual Obligations:	Total	year	years	years	years
Long-term debt obligations	431,317	155,146	259,805	16,366	-
Interest on long term obligations (1)	68,766	40,975	26,236	1,555
Unsecured debt obligations (2)	3,275,000	1,275,000	2,000,000	-	-
Interest on unsecured debt obligations	389,250	239,250	150,000	-	-
Secured debt obligations (3)	1,540,000	1,540,000	-	-	-
Interest on secured debt obligations	15,750	15,750	-	-	-
Debt advances	675,000	675,000	-	-	-
Interest (4)	81,000	81,000	-	-	-
Demand note obligations (5)	473,223	473,223	-	-	-
Interest on demand note obligations (6)	18,239	18,239	-	-	-
Operating lease obligations	200,976	99,832	95,014	6,130	-
Employment contracts	1,718,721	655,740	810,091	252,890	-
Franchise agreement	202,400	46,800	113,200	42,400	-

(1)	Interest is estimated based on average rate charged at June 30, 2007 of approximately 9.5%.
(2)	Before debt discount.
(3)	Before debt and original issue discount.
(4)	Interest is estimated based on average rate charged of 12% at June 30, 2007.
(5)	Demand note is less than one year because the financial institution may demand payment at any time.
(6)	Interest is estimated based on average rate charged at June 30, 2007 of 9.25% and assumes maturity in November 2007.

We have experienced recurring losses and cash outflows from operating activities, and have been named defendant in numerous litigations, including shareholder lawsuits.  If an adverse ruling in any or all of these legal matters occurs, we may be forced to restructure operations, sell assets, or take other necessary and appropriate matters that could potentially limit our ability to continue operations.

In fiscal 2007, we were dependent on equity private placement financings to help fund operations, product development and working capital.  We plan to improve profitability through the continued focus and promotion of our energy conservation segment.  We also plan to continue our efforts to identify ways of reducing costs and to increase liquidity through additional equity or other financing.  The continued funding and the operational initiatives are expected to further enhance our cash flow.

In fiscal 2007, our cash increased by $178,438.  This has been attributable to net cash used in operating activities from continuing operations of $5,078,769, used in investing activities from continuing operations of $68,174, provided by financing activities from continuing operations of $3,955,143 and provided by discontinued operations of $1,370,228.  Our net cash used in operating activities was primarily associated with the loss from continuing operations. Our net cash provided by financing activities were associated with proceeds from our private placements.

In fiscal 2006, our cash from continuing operations decreased by $492,741.  This was mainly attributable to net cash used in operating activities from continuing operations of $5,038,719, provided by investing activities from continuing operations of $1,065,546 and provided by financing activities from continuing operations of $2,660,368, as well as provided by discontinued operations of $820,064.  Our net cash used in operating activities was primarily associated with the loss from continuing operations being partially offset by unfunded payments with vendors from continuing operations.  Our net cash provided by financing activities were associated with proceeds from our private placements.  Investing activities consisted of a release in Laurus Master Funds restricted cash account of $1,630,000 being partially offset by equipment purchases and the payment for the purchase of the UCC lien on the former technology

We anticipate continued cash outflows in fiscal 2008 related to attorneys’ fees associated with the lawsuits filed against us as well as potential settlements that could negatively impact our cash flow.  As these actions are in preliminary stages, we cannot successfully measure the timing or the effect of the potential future cash outflow, nor are able to measure the extent of our insurance to adequately cover these potential outflows.  See“Risks Related to Host Generally.”

On April 17, 2007, the Company entered into two separate Asset Purchase Agreements with Host America Corporate Dining, Inc. and Lindley Acquisition Corporation for the sale of substantially all of the assets relating to our food service division. The aggregate consideration to be paid to us pursuant to the agreements consists of cash in the amount of $3.7 million, which is subject to adjustments based on the number of corporate dining accounts and the inventory amount.  In addition, the current obligations of the Company of $1.2 million under the Shelter Island Term Note, which is secured by a security interest in the accounts receivables of Lindley pursuant to the Term Note Security Agreement is anticipated to be paid in full upon the sale of Lindley’s assets.

On July 23, 2007, we closed the sale of $850,000 of subordinated secured convertible promissory notes in a private placement to a limited number of accredited investors.  The Notes bear interest at the rate of 12.00% per annum, payable semi-annually on December 31 and June 30.  The Notes will mature on June 30, 2008, and the unpaid principal balance due and interest accruing on the Notes is convertible at the option of the holder into our common stock at $2.12 per share.  The offer and sale of the Notes was conducted by the officers and directors of the Company who did not receive a commission or other remuneration.

Our liquidity as evidenced by our current ratio has decreased. The current ratio at June 30, 2007 and June 30, 2006 was 0.66 and 0.88, respectively.  The increases in our debt obligations becoming current and our increases in accounts payable primarily associated with legal costs contributed to the decrease in our current ratio.

We incurred net losses of $6,072,916, $12,936,914 and $9,663,155 for the years ended June 30, 2007, 2006 and 2005 respectively, and had a stockholders' deficiency of $5,358,127 as of June 30, 2007.

As discussed above, we have also suffered recurring losses from continuing operations, have negative cash flows from operations, have a stockholders’ deficiency at June 30, 2007 and are currently involved in significant litigations that can have an adverse effect on our operations. These conditions raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

We plan to improve cash flow through continued focus, deployment and promotion of our energy conservation segment and the underlying technology associated with our EnerLume-EM™ product.  We also plan to continue our efforts to identify ways of reducing our operating costs and to increase our liquidity through future potential equity fundings.  Moreover, we have entered into an agreement with an institutional investment firm that is assisting with additional equity financing. The completion of future equity funding and the operational initiatives are expected to improve our cash flow and to help foster the implementation of our current initiatives and business plan.

Accounts Receivable:

Our accounts receivable from continuing operations has remained steady since 2006.  Our receivable turnover has decreased from 5.3 in fiscal 2006 to 3.0 in fiscal 2007 primarily from the construction contracts which possess additional collection risks and who are less predictable with regards to payment.

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

Warrant, Conversion and Registration Rights Features

In connection with the Laurus transaction and with the Shelter Island Term Loan, we issued convertible notes and warrants that would require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. We account for the fair value of these outstanding warrants to purchase common stock and conversion feature of the convertible notes in accordance with SFAS No. 133, Accounting For Derivative Instruments And Hedging Activities, EITF Issue No. 00-19, Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock, and EITF Issue No. 05-04, The Effect of a Liquidated Damages Clause on a Freestanding Instrument Subject to EITF Issue No. 00-19, which requires the Company toseparately account for the warrants and the registration rights agreement as an embedded derivative contained in the Company’s convertible notes. Pursuant to these rulings, the Company allocated the fair value of the warrants from the convertible notes, and registration rights agreement and the convertible note is considered together as one unit under EITF 05-04.  The conventional convertible note was not subject to EITF 00-19.  In addition, since the effective registration of the securities underlying the warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the warrants as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these warrants on its balance sheet at fair value and unrealized changes in the values of these warrants are reflected in the consolidated statement of operation as “Gain (loss) on change in fair value of warrants.”  This non-cash charge totaled $74,405 in fiscal 2007, $1,295,160 in fiscal 2006, and a non-cash credit of $1,082,757 in fiscal 2005.

As the valuation of the warrant liability under the Black-Scholes method produced adjustments to the fair value of the warrant, we recorded those respective fair value adjustments as a component of the Statement of Operations.  Under the Black Scholes method, the mark-to-market approach was utilized to record the fair value gain or loss by including the term of the warrant of 10 years, the market value of the CAFE stock, aggregate volatility rate and the average risk free interest rate for each measurement period.  During the measurement period up to the sale of a substantial portion of the Laurus position during the first quarter of fiscal 2006, Host experienced an increase in our stock price, which created the fair value loss as the liability had increased, versus gains in fair value in 2005, when our stock price was declining, and created a decrease in liability during the fiscal 2005 year.  In fiscal 2007, during the measurement period up until the conversion of

Shelter Island’s warrants into the Company’s common stock, Shelter Island’s warrant was recorded as a liability.  As Host experienced an increase in its stock price, this created a fair value loss.

Acquisition Accounting

The acquisitions of RS Services was accounted for under the purchase method of accounting for business combinations.  Under the purchase method of accounting, the cost, including transaction costs, is allocated to the underlying net assets based on their respective estimated fair values.  The excess of the purchase price over the estimated fair values of net assets acquired was recorded as goodwill for RS Services.

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

Valuation of Deferred Tax Assets

We have established a full valuation allowance of $9,588,919 at June 30, 2007 and an allowance of $7,512,098 at June 30, 2006.  SFAS 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for income taxes, the objectives of which are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in a company’s financial statements or tax returns.  We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will not be able to realize our deferred tax asset in the future.  When a determination is made that all, or a portion, of the deferred tax assets may not be realized, an increase in income tax expense would be recorded in that period.

Allowance for Doubtful Accounts

Our accounts receivable balance for continuing operations, net of allowance for doubtful accounts, was $2,449,707 as of June 30, 2007, compared with $2,628,731 as of June 30, 2006.  The allowance for doubtful accounts as of June 30, 2007 was $102,326, compared with $164,364 as of June 30, 2006.  The allowance is based on our assessment of the collectibility of customer accounts.  We regularly review the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.  If a major customer’s credit worthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our revenue.

Stock Options

Estimates are required for stock based compensation.  The fair value of stock options and warrants issued by the Company and all pro-forma disclosures have been determined using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0% for 2007, 2006 and 2005; expected volatility range of 68% to 74% for 2007, 68% to 72% for 2006, and 72% for 2005; average risk-free interest rate range of 3.83% to 5.03% for 2007, 3.83% to 4.18% for 2006, and 4.2% for 2005; and expected option holding period of 10 years for 2007, 2006 and 2005.

Options granted to non employees are accounted for under the guidelines of EITF Issue No 96-18, Accounting for Equity Instruments that are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  The accounting for non-employee options are recorded at fair value under the Black-Scholes method with the same assumptions as described above.

Inventory

Inventory consists primarily of electrical components and is carried at the lower of cost or market on a first-in, first-out basis. Management writes down inventory for estimated obsolescence, slow moving or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Net Revenues

Our net revenues from continuing operations are primarily comprised of contract electrical installations on a percentage of completion basis and the installation of computerized products. Our net revenues from discontinued operations are primarily comprised of cafeteria and catering services, fixed priced contracts with various governmental agencies. Net revenues from cafeteria and catering services are recognized at the time of point of sale when delivery is assured and food service is performed.  Net revenues from unitized meals are recognized when the meals are delivered daily to the various congregate feeding sites and schools. Net revenues from our energy management division are recognized specifically with construction contracts on a percentage of completion basis that extend beyond the fiscal reporting periods.  These contracts are mainly for construction projects from the ‘ground up’.  As work in progress continues, the contracts specify for progress payments and the acceptance of the work from the buyer as delivered.  The measurement of performance during the recognition process is calculated by the contract value of the total work to date.  The contract billings require a set invoicing schedule either on a monthly and/or quarterly basis.  Revenue is recognized based on the performance rendered at the measurement date.  Service revenues are recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) we have performed a service in accordance with our contractual obligations; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured.

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

We warranty our products for up to one year from the date of shipment. A liability is recorded for estimated claims to be incurred under product warranties and is based primarily on historical experience. As of June 30, 2007 we had a warranty liability established in the amount of $50,000 which is included in accrued expenses on the consolidated balance sheet. We had no material warranty claims during the year ended June 30, 2007.  Should future warranty claims differ from our estimated current liability, there could be adjustments (either favorable or unfavorable) to our SG&A.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks related to our operations result primarily from interest rate exposure and stock price fluctuation.  Our interest rate exposure relates primarily to debt obligations and our demand note payable.  A significant portion of our interest expense is based upon interest from subordinated debt.  Host’s stock price fluctuation exposure is evidenced by the effects of the classification of a warrant liability derivative being subject to the guidance from EITF Issue No. 00-19, Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock.   As fair value accounting is implemented, utilizing the variable of CAFÉ.OB stock, the quarterly mark to market of a warrant liability derivative was subject to fluctuations in the Company’s stock price.  As of June 30, 2007, this risk was mitigated since there is no warrant liability.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are set forth immediately following Item 15 of this report.  Our index to the consolidated statements is set forth below.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

(a)           Evaluation of disclosure controls and financial reporting

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

In the course of the monthly and quarterly financial closing processes, our daily interactions with our control environment, our on-going efforts to redesign and implement an enhanced control environment, management identified a lack of effectiveness regarding various elements of our disclosure policies and our independent auditors identified material weaknesses with internal controls over financial reporting as of June 30, 2007 that are described in detail below.  The Public Company Accounting Oversight Board’s (“PCAOB”) Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of the material weaknesses set forth below, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports the we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and regulations.

Disclosure Control Ineffectiveness

Based on these evaluations, we discovered a lack of effectiveness in our disclosure controls and procedures which occurred during the year ended June 30, 2007.  These included, but are not limited to a lack of effectiveness in our financial reporting and disclosure in our periodic and annual reports with the SEC.

Financial Reporting Internal Control Weaknesses

Through management’s continuing review of our financial closing processes, its daily interactions with our control environment, its on-going efforts to redesign and implement an enhanced control environment, management has identified material weaknesses in our internal control over financial reporting.  These material weaknesses, are discussed below.  As of June 30, 2007, we had not identified any additional material weaknesses other than those specified below.  Management’s efforts to redesign our control environment and remediate the material weaknesses in our internal control over financial reporting continued throughout fiscal

2007 and continue into fiscal 2008.  Because management was unable to complete the remediation of these material weaknesses in our internal control over financial reporting prior to June 30, 2007, management has concluded that our internal control over financial reporting was not effective as of June 30, 2007.

A material weakness is a significant deficiency or a combination of significant deficiencies that results in there being more than a remote likelihood that a material misstatement in financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. Management has identified the following material weaknesses in its internal control over financial reporting as of June 30, 2007:

•	internal controls related to inventory items at our RS Services subsidiary need further improvement with respect to proper valuation and accountability; and
•	controls that address the adequate segregation of duties and staffing levels associated with compilation and reporting tasks need improvement.

In order to remediate these issues, we continue to work with our recently hired full time business manager at RS Services.  This will help us strengthen our internal controls at all levels of our business.

We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies by improving the supervision and training of our accounting staff.  These deficiencies have been disclosed to our Audit Committee. Additional effort is needed to fully remedy these deficiencies as we are conducting and will continue to conduct additional assessments of our internal control structure as it relates to financial reporting and will put in place procedures sufficient to evaluate the design and effectiveness of internal control operations.  Additionally, management is assessing and will continue to assess the costs associated with such controls and the related benefits given the size of our organization.

(b)           Changes in internal control over financial reporting

Except as otherwise noted above, there has been no change in our internal control over financial reporting during the full year ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Not applicable.

PART III

The information required by Part III, Item 10 “Directors and Executive Officers and Corporate Governance,” Item 11 “Executive Compensation,” Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters,” Item 13 “Certain Relationships and Related Transactions, and Director Independence,” and Item 14 “Principal Accountant Fees and Services” is incorporated by reference to the Company’s definitive Proxy Statement which will be filled with the Securities Exchange Commission in connection with the 2007 Annual Meeting of Stockholders.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1) The following documents are filed as part of this Annual Report on Form 10-K:

The following consolidated financial statements of Host America Corporation are filed as part of this report:

15(a)(2) Financial Statement Schedules. Schedules are omitted because they are not required or because the information is provided elsewhere in the financial statements.

15(a)(3) Exhibits.

Exhibit Number	Description
3.1	Delaware Certificate of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 (No. 333-50673).
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 (No. 333-50673).
3.3	Form of Specimen Common Stock Certificate (incorporated by reference to our Registration Statement on Form SB-2 (No. 333-50673).
3.4	Colorado Articles of Incorporation (incorporated by reference to our definitive proxy materials on Schedule 14A filed March 25, 1999).
3.5	Articles of Amendment to Articles of Incorporation (incorporated by reference to our definitive proxy materials on Schedule 14A filed October 17, 2000).
3.6	Articles of Amendment to Articles of Incorporation (incorporated by reference to our Form 8-K filed August 13, 2003).
10.1
Agreement of Manual and Vending Food and Refreshment Service between Oxford Health Plans and the Company dated December 28, 1993 (incorporated by reference to our Registration Statement on Form SB-2  (No. 333-50673).

10.3
Agreement of Manual and Vending Food and Refreshment Service with James River Paper Company, Inc. and the Company dated July 13, 1990 (incorporated by reference to our Registration Statement on Form SB-2  (No. 333-50673).

10.4	Agreement for Banquet Food and Beverage Services between the Town of Hamden and the Company dated June 18, 1997 (incorporated by reference to our Registration Statement on Form SB-2 (No. 333-50673).
10.14	Adoption Agreement to the Host America Corporation Defined Contribution and Trust Agreement Form 401(K) Plan. (incorporated by reference to our Form S-8 filed January 4, 1999.)**
10.16	Food Services Agreement between The Stanley Works and Host dated August 20, 1999 (incorporated by reference to our Form 10-KSB filed September 22, 1999).
10.17
Share Purchase Agreement between Host America Corporation, Lindley Food Service Corporation, and Gilbert J. Rossomando and Mark J. Cerreta, dated July 31, 2000 (incorporated by reference to our Form 8-K filed August 9, 2000).

10.18
Non-Competition, Non-Solicitation and Employment Agreement between Host America Corporation and Gilbert J. Rossomando, August 1, 2000 (incorporated by reference to our Form 8-K filed August 9, 2000).**

10.19
Non-Competition, Non-Solicitation and Employment Agreement between Host America Corporation and Mark J. Cerreta, dated August 1, 2000 (incorporated by reference to our Form 8-K filed August 9, 2000).**

10.20	Registration Rights Agreement between Host America Corporation and Gilbert J. Rossomando and Mark J. Cerreta, dated July 31, 2000 (incorporated by reference to our Form 8-K filed August 9, 2000).**
10.23	Agreement for Food Services with Trumpf, Inc. dated September 30, 1999 (incorporated by reference to our Form 10-KSB filed September 28, 2000).
10.27	Asset Purchase Agreement between Host America Corporation, Contra-Pak, Inc. and James Hairston, dated August 30, 2001 (incorporated by reference to our Form 8-K filed September 13, 2001).
10.31	Agreement for Food Services with American National Red Cross Blood Services Region dated April 2, 2001 (incorporated by reference to our Form 10-KSB filed September 26, 2001).
10.34	Merger Agreement between Host America Corporation and SelectForce, Inc., dated October 26, 2001 (incorporated by reference to our Form 8-K filed April 24, 2002).
10.35	Agreement for Food Services with Harbor Park Associates dated August 10, 2001 (incorporated by reference to our Form 10-QSB filed November 13, 2001).
10.44	Naugatuck Board of Education/Naugatuck Head Start Program dated February 2, 2002 (incorporated by reference to our Form 10-QSB filed May 10, 2002).
10.45
Boston School Department for purchase of emergency and replacement meals and sandwiches for the food services department dated April 23, 2002 (incorporated by reference to our Form 10-QSB filed May 10, 2002).

10.46	Food Preparation Agreement between Lifestream Services Inc. and Lindley Food Service Corp. dated July 1, 2002 (incorporated by reference to our Form 10-QSB filed November 19, 2002).
10.47
Emergency Food Preparation Agreement between Host America Corporation/Lindley Food Service Corp and Suburban Boston Consortium of Elder Nutrition Programs dated March 17, 2003 (incorporated by reference to our Form 10-QSB filed May 15, 2003).

10.50	GlobalNet Merger Agreement dated September 24, 2003 (incorporated by reference to our Form 8-K filed September 25, 2003).
10.51	Food Services Agreement between Host America Corporation and Pitney Bowes Inc. dated July 28, 2003 (incorporated by reference to our Form 10-QSB filed November 14, 2003).
10.52	Agreement for Food Services between Host America Corporation and Stolt-Nielsen Transportation Group, Inc. dated August 4, 2003 (incorporated by reference to our Form 10-QSB filed November 14, 2003).
10.53	Amended and Restated Merger Agreement dated December 2, 2003 (incorporated by reference to our Form 8-K filed December 4, 2003).
10.55
Food Services Agreement between Host America Corporation and Honeywell International (Teterboro Operations) dated October 8, 2003 (incorporated by reference to our Form 10-QSB filed February 17, 2004).

10.58	Asset Purchase Agreement between Host America Corporation and Advanced Refrigeration Controls, Inc. dated March 19, 2004 (incorporated by reference to our Form 8-K filed March 31, 2004).
10.60
Extension of Emergency Food Preparation Agreement between Host America Corporation and Suburban Boston Consortium of Elder Nutrition Programs dated November 12, 2003 (incorporated by reference to our Form 10-QSB filed May 20, 2004).

10.77
Agreement of Merger and Plan of Reorganization dated September 29, 2004 by and among Host America Corporation, GlobalNet Acquisition Corp., RS Services, Inc. and Ronald Ray Sparks (incorporated by reference to our Form 8-K filed October 4, 2004).

10.78	Asset Purchase Agreement among FoodBrokers, Inc., as Seller, and Host America Corporation, as Buyer, dated October 29, 2004 (incorporated by reference to our Form 8-K filed November 3, 2004).
10.79
Food Preparation Agreement between Lindley Food Service Corporation and Suburban Boston Consortium of Elder Nutrition Programs dated September 12, 2004 (incorporated by reference to our Form 10-QSB filed November 15, 2004).

10.82	Executive Employment Agreement of Ronald Sparks dated February 16, 2005 (incorporated by reference to our Form 8-K filed February 18, 2005).**
10.83	Share Purchase Agreement between Host America Corporation and T.E.D. Corporation dated March 31, 2005 (incorporated by reference to our Form 8-K filed April 4, 2005).
10.84	TEGG License Agreement dated June 25, 2005 (incorporated by reference to our Form 10-Q filed November 20, 2006).
10.85	Pyramid Technologies Industrial, LLC Letter Agreement dated June 23, 2005 (incorporated by reference to our Form 10-Q filed November 20, 2006).
10.87	Sale and Assignment Agreement between Host America Corporation and Burton M. Sack dated December 9, 2005 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed December 15, 2005).
10.88	Form of Secured Promissory Note (incorporated by reference to Exhibit 99.1 to our Form 8-K filed July 10, 2006)
10.89	Form of Security Agreement (incorporated by reference to Exhibit 99.2 to our Form 8-K filed July 10, 2006)
10.90	Shelter Island Securities Purchase Agreement dated December 19, 2006 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed December 26, 2006).
10.91	Shelter Island Secured Term Promissory Note dated December 19, 2006 (incorporated by reference to Exhibit 99.2 to our Form 8-K filed December 26, 2006).
10.92	Shelter Island Term Note Security Agreement dated December 19, 2006 (incorporated by reference to Exhibit 99.4 to our Form 8-K filed December 26, 2006).
10.93	Shelter Island Subsidiary Guaranty dated December 19, 2006 (incorporated by reference to Exhibit 99.5 to our Form 8-K filed December 26, 2006).
10.94	Shelter Island Stock Pledge Agreement dated December 19, 2006 (incorporated by reference to Exhibit 99.6 to our Form 8-K filed December 26, 2006).
10.95	Shelter Island Registration Rights Agreement dated December 19, 2006 (incorporated by reference to Exhibit 99.3 to our Form 8-K filed December 26, 2006).
10.96	Modification Agreement dated January 11, 2007 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed January 11, 2007).
10.97	Modification Agreement dated January 19, 2007 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed January 23, 2007).
10.98	Modification Agreement dated January 23, 2007 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed January 26, 2007).
10.99	Master Channel Partner Distribution Agreement dated February 7, 2007 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed February 14, 2007).
10.100	Amended Executive Employment Agreement of David Murphy dated February 23, 2007 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed February 27, 2007).**

10.101	Executive Employment Agreement of Michael C. Malota dated February 23, 2007 (incorporated by reference to Exhibit 99.2 to our Form 8-K filed February 27, 2007).**
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

10.104
First Amendment to Assets Purchase Agreement dated August 31, 2007 by and among Host America Corporate Dining, Inc., Host America Corporation and Timothy Hayes (incorporated by reference to Exhibit 99.1 to our Form 8-K filed August 31, 2007).

10.105	Host America Corporation 1998 Stock Option Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement filed October 21, 1998).**
10.106	Host America Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 2 to our Definitive Proxy Statement filed October 17, 2000).**
10.107	Host America Corporation 2003 Stock Option Plan (incorporated by reference to Annex A to our Definitive Proxy Statement filed January 30, 2003).**
10.108	Host America Corporation 2005 Stock Option Plan (incorporated by reference to Annex B to our Definitive Proxy Statement filed March 30, 2005).**
14	Code of Ethics (the document identified is incorporated by reference to our June 30, 2004 Form 10-KSB filed October 8, 2004).
21	List of Subsidiaries.*
23.1	Consent of Independent Registered Public Accounting Firm.*
24	Power of Attorney (included in signature page hereto).*
31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002*
_____________________
*   Filed herewith
** Management contracts and compensatory plans

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOST AMERICA CORPORATION

September 27, 2007	By: /s/ DAVID J. MURPHY
David J. Murphy
President, Chief Executive Officer and Director (Principal Executive Officer)

Know all persons by these presents, that each person whose signature appears below constitutes and appoints David J. Murphy or Michael C. Malota as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place, stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, including all amendments thereto, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DAVID J. MURPHY	President, Chief Executive Officer	September 27, 2007
David J. Murphy	and Director (Principal Executive Officer)

/s/ MICHAEL C. MALOTA	Chief Financial Officer	September 27, 2007
Michael C. Malota	(Principal Financial and Accounting Officer)

/s/ PATRICK J. HEALY	Director	September 27, 2007
Patrick J. Healy

/s/ JOHN D’ANTONA	Director	September 27, 2007
John D’Antona

/s/ GILBERT ROSSOMANDO	Director	September 27, 2007
Gilbert Rossomando

/s/ NICHOLAS M. TROIANO	Director	September 27, 2007
Nicholas M. Troiano

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Host America Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Host America Corporation and Subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for each of the three years in the period ended June 30, 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Host America Corporation and Subsidiaries as of June 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from continuing operations, has negative cash flows from operations, has a stockholders’ deficiency at June 30, 2007 and is currently involved in significant litigations that can have an adverse effect on the Company’s operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/ Mahoney Cohen & Company, CPA, P.C.
Mahoney Cohen & Company, CPA, P.C.
New York, New York
September 27, 2007

HOST AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 AND 2006

ASSETS
	2007	2006
CURRENT ASSETS
Cash	$458,705	$280,267
Accounts receivable, net of allowance for doubtful accounts of $102,326 and $164,364 at June 30, 2007 and 2006, respectively	2,449,707	2,628,731
Inventories	426,878	362,343
Prepaid expenses and other current assets	87,580	524,825
Assets of discontinued operations held for disposition	4,689,813	4,785,703
Total current assets	8,112,683	8,581,869

EQUIPMENT AND IMPROVEMENTS, net	502,580	773,013

OTHER ASSETS
Other	-	9,336
Deferred financing costs, net	226,979	203,487
Intangible assets, net	157,500	217,500
	384,479	430,323
Total Assets	$8,999,742	$9,785,205

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Demand note payable	$473,223	$378,646
Current portion of long-term debt	1,267,382	354,991
Current portion of unsecured debt	1,231,600	250,000
Accounts payable	3,958,996	3,571,908
Accrued expenses	2,487,760	2,988,438
Debt advances	675,000	-
Liabilities of discontinued operation to be assumed	2,243,111	2,279,326
Total current liabilities	12,337,072	9,823,309

LONG-TERM LIABILITIES
Long-term debt, less current portion	276,171	497,542
Unsecured debt, less current portion	1,744,626	2,728,136
	2,020,797	3,225,678
Total liabilities	14,357,869	13,048,987

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.001 par value, 2,000,000 shares authorized	-	-
Preferred stock, Series B, $.001 par value, 266,667 shares issued and outstanding	267	267
Common stock, $.001 par value, 80,000,000 shares authorized; 10,878,514 and 7,626,514 issued and outstanding at June 30, 2007 and 2006, respectively	10,879	7,627
Additional paid-in capital	42,415,018	38,407,699
Accumulated deficit	(47,784,291)	(41,679,375)
Total stockholders' deficiency	(5,358,127)	(3,263,782)
Total Liabilities and Stockholders’ Equity (Deficiency)	$8,999,742	$9,785,205

See accompanying notes to the consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2007, 2006 AND 2005

	2007	2006	2005
NET REVENUES	$7,194,392	$9,654,349	$3,199,661

OPERATING COSTS AND EXPENSES
Cost of revenues	6,581,367	8,987,026	3,417,278
Selling, general and administrative expenses	6,171,517	8,677,263	4,572,359
Depreciation and amortization	202,615	270,191	222,711
Research and development costs	146,377	919,406	93,087
Goodwill impairment charges	-	-	2,592,968
	13,101,876	18,853,886	10,898,403

Loss from operations	(5,907,484)	(9,199,537)	(7,698,742)

OTHER INCOME (EXPENSE)
Fair value gain (loss) on warrant	(74,405)	(1,295,160)	1,082,757
Other income	58,949	33,188	14,591
Amortization and write off of deferred financing costs	(225,224)	(1,094,064)	(593,787)
Amortization and write off of debt discount	(602,532)	(1,996,966)	(1,108,714)
Interest expense	(625,874)	(566,281)	(897,564)
	(1,469,086)	(4,919,283)	(1,502,717)

Loss from continuing operations	(7,376,570)	(14,118,820)	(9,201,459)

Income (loss) from operations classified as discontinued	1,303,654	1,181,906	(289,633)
Loss on sale of discontinued operations	-	-	(172,063)
Income (loss) from discontinued operations	1,303,654	1,181,906	(461,696)
Net loss	(6,072,916)	(12,936,914)	(9,663,155)

Preferred stock dividends	(32,000)	(32,004)	(32,000)

Net loss applicable to common stockholders	$(6,104,916)	$(12,968,918)	$(9,695,155)

Earnings (loss) per share - basic and diluted:
Loss from continuing operations	$(0.81)	$(2.02)	$(2.11)
Earnings (loss) from discontinued operations	0.14	0.17	(0.11)
Net (loss) per share	$(0.67)	$(1.85)	$(2.22)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	9,149,417	7,024,536	4,374,918

See accompanying notes to the consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE YEARS ENDED JUNE 30, 2007, 2006 AND 2005

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)

Balance, June 30, 2004	266,667	$267	4,056,991	$4,057	$20,924,003	$(19,015,302)	$1,913,025
Issuance of common stock:
In connection with the conversion of Laurus debt and interest payable			169,531	170	605,056		605,226
Upon exercise private placement warrants			169,420	169	338,671		338,840
In connection with private placement offerings			82,525	82	249,583		249,665
Upon exercise of options			16,250	16	34,890		34,906
Pursuant to RS Services acquisition			431,777	432	2,022,874		2,023,306
Beneficial conversion in connection with Laurus Fund financing					113,386		113,386
Beneficial conversion in connection with private placement offering					28,744		28,744
Value assigned to warrants in connection with Laurus Fund financing					77,000		77,000
Options issued for services rendered					340,675		340,675
Convertible preferred stock series “B” dividend declared						(32,000)	(32,000)
Net loss						(9,663,155)	(9,663,155)

Balance, June 30, 2005	266,667	267	4,926,494	4,926	24,734,882	(28,710,457)	(3,970,382)

Issuance of common stock:
In connection with the conversion of Laurus debt and interest payable	1,502,885	1,503	7,576,215		7,577,718
Upon exercise private placement warrants	76,597	77	(77)		-
In connection with private placement offerings	540,000	540	674,460		675,000
Laurus exercise of warrants	303,038	303	1,811,864		1,812,167
Laurus release and cancellation agreement	20,000	20	29,580		29,600
Pursuant to 2004 asset purchase agreement - FoodBrokers	62,500	63	240,375		240,438
Pursuant to legal claims	175,000	175	341,075		341,250
Upon exercise of options	20,000	20	46,793		46,813
Beneficial conversion in connection with Laurus Fund financing			138,583		138,583
Reclassification of warrant liability			2,216,542		2,216,542
Options issued for services rendered			103,523		103,523
Expense of Stock Options as compensation			493,884		493,884
Convertible preferred stock series “B” dividend declared				(32,004)	(32,004)
Net loss				(12,936,914)	(12,936,914)

HOST AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (continued)
FOR THE YEARS ENDED JUNE 30, 2007 2006AND 2005

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)

Balance, June 30, 2006	266,667	$267	7,626,514	$7,627	$38,407,699	$(41,679,375)	$(3,263,782)
Issuance of common stock:
In connection with private placement offerings, net of issuance costs			2,742,000	2,742	2,694,406		2,697,148
To investment company			63,000	63	38,937		39,000
In connection with employee compensation			75,000	75	141,675		141,750
Upon exercise of warrants			372,000	372	-		372
Reclassification of warrant liability					743,709		743,709
Warrants issued for deferred financing costs					114,886		114,886
Expense of stock options as compensation					72,742		72,742
Options issued for services rendered and payment of accrued expenses					200,964		200,964
Convertible preferred stock series “B” dividend declared						(32,000)	(32,000)
Net loss						(6,072,916)	(6,072,916)

Balance, June 30, 2007	266,667	$267	10,878,514	$10,879	$42,415,018	$(47,784,291)	$(5,358,127)

See accompanying notes to the consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2007, 2006 AND 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,072,916)	$(12,936,914)	$(9,663,155)
Income (loss) from discontinued operations	1,303,654	1,181,906	(289,633)
Loss on sale of discontinued operations	-	-	(172,063)
Loss from continuing operations	(7,376,570)	(14,118,820)	(9,201,459)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	398,607	466,312	296,776
Impairment charge	-	-	2,592,968
Bad debt expense and write-off of note receivable – related party	76,760	168,551	192,450
Write off of UCC lien on technology	-	771,230	-
Revaluation of warrant liability	74,405	1,295,160	(1,082,757)
Amortization and write off of debt discount	602,532	1,996,966	1,108,714
Non-cash compensation	280,150	627,007	417,675
Amortization and write off of deferred financing costs	225,224	1,094,064	593,787
Non-cash interest expense	127,097	13,641	-
Beneficial conversion charge to interest expense	-	138,583	113,386
Loss on disposal of property and equipment	-	43,445	23,766
Inventory obsolescence	-	-	123,844
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	102,264	(184,315)	(1,685,668)
Increase in inventories	(64,535)	(146,592)	(86,046)
(Increase) decrease in prepaid expenses and other current assets	437,245	(410,069)	(143,768)
Decrease in other assets	9,336	150,500	3,026
Increase in accounts payable	387,088	1,354,839	389,295
Increase (decrease) in accrued expenses	(358,372)	1,700,779	1,066,340
Net cash used in operating activities of continuing operations	(5,078,769)	(5,038,719)	(5,277,671)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of discontinued operations, net	-	-	878,522
Purchases of equipment and improvements	(68,174)	(164,454)	(155,213)
Payment for purchase of UCC lien on technology	-	(400,000)	-
Payment for purchase of RS Services, net of cash received	-	-	(278,654)
Decrease in restricted cash	-	1,630,000	2,370,000
Net cash provided by (used in) investing activities of continuing operations	(68,174)	1,065,546	2,814,655

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from demand note	94,577	378,646	-
Proceeds from issuance of common stock, net	2,697,520	2,533,980	623,411
Proceeds from secured debt	1,350,000	-	-
Proceeds from unsecured debt	-	-	250,000
Repayment of unsecured debt	(250,000)	-	-
Advances on debt	675,000	-	-
Payments for deferred financing costs	(133,830)	-	(13,959)
Principal payments on long-term debt	(478,124)	(252,258)	(1,233,845)
Net cash provided by (used in) financing activities of continuing operations	3,955,143	2,660,368	(374,393)

HOST AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED JUNE 30, 2007, 2006 AND 2005

	2007	2006	2005
Net cash used in continuing operations	$(1,191,800)	$(1,312,805)	(2,837,409)
Net cash provided by discontinued operations:
Net cash provided by operating activities	1,529,120	982,466	595,276
Net cash used in investing activities	(60,015)	(44,654)	(449,908)
Net cash used in financing activities	(98,867)	(117,748)	(330,556)
Total net cash provided by (used in) discontinued operations	1,370,238	820,064	(185,188)

NET INCREASE (DECREASE) IN CASH	178,438	(492,741)	(3,022,597)

Cash, beginning of year	280,267	773,008	3,795,605
Cash, end of year	$458,705	$280,267	$773,008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2007	2006	2005
Cash paid during the year for:
Interest – continuing operations	$486,941	$410,994	$590,990
Interest – discontinued operations	41,755	45,147	38,913
Income taxes – continuing operations	250	250	250
Income taxes– discontinued operations	93,927	33,494	21,853

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES AND OTHER INFORMATION:

The Company purchased all of the outstanding stock of RS Services and certain assets of FoodBrokers for $2,678,679 in 2005. The FoodBrokers assets are part of the assets held for sale with Lindley Food Service.   In connection with the acquisitions, liabilities were assumed as follows:

	2007	2006	2005
Fair value of assets acquired	$-	$-	$5,259,062
Less, liabilities assumed	-	-	2,580,383
Net purchase price	$-	$-	$2,678,679

Equipment acquired through assumption of notes payable and capital leases	$6,902	$102,446	$645,669
Issuance of common stock upon conversion of long-term debt and accrued interest	-	7,577,718	605,226
Dividends on preferred stock	32,000	32,004	32,000
Issuance of common stock in connection with the FoodBrokers acquisition	-	240,438	-
Reclassification of warrant liability to additional paid in capital	743,709	2,216,542	-
Issuance on note on purchase of UCC lien on technology	-	371,230	-
Issuance of common stock for legal claims previously accrued	-	341,250	-
Debt settlement on disposal of property and equipment	13,034	-	-
Repayment of accrued expense through issuance of stock options	174,306	-	-
Warrants issued for deferred financing costs	114,886	-	-

See accompanying notes to the consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Host America Corporation (“Host”) was incorporated in Delaware on February 6, 1986 with the name University Dining Services, Inc.  On March 9, 1998, Host filed a certificate of amendment changing its name to Host America Corporation, and during fiscal 1999 changed its state of incorporation from Delaware to Colorado.  Host is a contract food management and energy management organization, which specializes in providing management of corporate dining rooms and cafeterias and such ancillary services as special event catering and office coffee service to business and industry accounts located in the Northeast area of the United States.  In July 2000, Host purchased all of the issued and outstanding shares of Lindley Food Service Corporation (“Lindley”).  Lindley provides unitized meals primarily under fixed-price contracts for governmental programs.  On March 28, 2002, Host purchased all of the issued and outstanding shares of SelectForce, Inc. (“SelectForce”), a regional employment and drug screening company located in Oklahoma City, Oklahoma.  On March 31, 2005, Host and T.E.D. Corporation (“Purchaser”) entered into a Share Purchase Agreement whereby Host sold to the Purchaser all of its shares in SelectForce.  Host decided to sell SelectForce in order to concentrate its resources on its food and energy management operations, to streamline its overall operation and to raise capital.  On December 23, 2003, Host purchased all of the issued and outstanding shares of GlobalNet Energy Investors, Inc. (“GlobalNet”).  GlobalNet, which is located in Carrollton, Texas, promoted energy saving products and technology.  On October 29, 2004, Host purchased the operating assets of FoodBrokers, Inc. (“FoodBrokers”), a food service company located in Bridgeport, Connecticut. On February 16, 2005, GlobalNet Acquisition Corp. (“Global”), a newly-formed, wholly-owned subsidiary of Host, acquired and merged with RS Services, an Oklahoma corporation, pursuant to the terms and conditions of the Agreement of Merger and Plan of Reorganization dated September 29, 2004.  As a result, Global, as the surviving corporation, changed its name to RS Services, Inc. (“RS Services”), a Connecticut corporation, and will conduct the electrical services business.  On April 7, 2005, GlobalNet was merged into RS Services.  As used herein, “RS Services” or “RS” refers to RS Services, Inc. before the Merger and RS Services, Inc. together with Global after the Merger.  On April 17, 2007, Host entered into an asset purchase agreement to sell substantially all the assets of the food service division. (See Note 4)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Host and its wholly-owned subsidiaries since the date of acquisition (collectively the “Company”).  The consolidated financial statements reflect the accounts and results of corporate dining and unitized meals as discontinued operations in the 2007, 2006 and 2005 accompanying financial statements, as those assets are classified as assets held for disposition and liabilities to be assumed.  The consolidated financial statements also reflect the results of operations of SelectForce in 2005 as discontinued operations. All material intercompany transactions and balances have been eliminated in consolidation.

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

INVENTORIES

Inventories consist primarily of electrical components and are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventories from continuing operations consist of the following at June 30:

	2007	2006
Raw materials	$87,908	$362,343
Finished goods	338,970	-
Totals	$426,878	$362,343

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

DEFERRED FINANCING COSTS

Costs incurred in connection with obtaining the debt described in Notes 10 and 11, have been deferred and are being amortized over the term of the related borrowings, using the straight-line method.  Additionally, capitalized costs in connection with obtaining the Laurus debt have been expensed in July 2005 as a result of the conversion of the Laurus debt into equity.

INTANGIBLE ASSETS

Intangible assets consist of the following:

Covenant Not to Compete

The carrying value of the covenant not to compete, acquired pursuant to the RS Services acquisition on February 16, 2005, expires on February 16, 2010, and is amortized on the straight line method over 5 years.

GOODWILL

Goodwill and intangible assets deemed to have an indefinite useful life are subject to an annual review for impairment.  Goodwill and other intangible assets with indefinite useful lives are deemed impaired only when the carrying amount of a reporting unit exceeds the fair value, including goodwill, and the carrying amount of the goodwill exceeds the estimated fair value which is determined based on models that incorporate estimates of future profitability and cash flows.  As of June 30, 2005 all goodwill has been fully impaired.

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

WARRANT LIABILITY

As the valuation of the warrant liability under the Black Scholes method produced adjustments to the fair value of the Laurus and Shelter Island warrant, Host recorded those respective fair value adjustments as a component of the Statement of Operations.  Under the Black Scholes method, the mark-to-market approach was utilized to record the fair value gain or loss by including the term of the warrant of 10 years, the market value of the CAFE stock, aggregate volatility rate and the average risk free interest rate for each measurement period.  During the measurement period up to the sale of a substantial portion of the Laurus position during the first quarter of fiscal 2006, Host experienced an increase in its stock price, which created the fair value loss as the liability had increased, versus gains in fair value in 2005, when its stock price was declining, and created a decrease in liability during the fiscal 2005 year. In fiscal 2007, during the measurement period up until the conversion of Shelter Island’s warrants into the Company’s common stock, Shelter Island’s warrant was recorded as a liability.  As Host experienced an increase in its stock price, this created a fair value loss.

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

BENEFICIAL CONVERSION RIGHTS (Continued)

The market price of Host’s shares when Host committed to the initial Laurus contract was $5.05 per share and when Host amended the Laurus contract was $4.00 per share.  Host recorded a beneficial conversion charge from the amendment to interest expense of $113,386 and $138,583 in fiscal 2005 and 2006 respectively.  This allocation to debt discount was amortized over the life of the loan specific to the monthly amount conversion criteria pursuant to the terms of the Laurus note, as the Laurus terms specify monthly conversions exercisable based on the average closing price of common shares for five (5) trading days prior to conversion to be greater than or equal to 110% of the fixed conversion price of $5.03 in order for conversion to be exercisable for the Term Note A and $5.83 for the Term Note B.  The closing price of Host common shares did not meet the initial conversion criteria until fiscal 2006, when the unamortized balance was fully recognized as interest expense.  The conversion expense to interest for the amended portion of the Laurus note was recognized when principal was actually converted in those years as a result of the conversion terms as mentioned above in Term Note A and Term Note B as a variable to the stock price.  Additionally, the Note was not convertible at inception as a registration statement was not effective.

The market price of Host’s shares when Host committed to the June 17, 2005 private placement was $3.14 per share and when Host committed to the June 23, 2005 private placement was $3.02 per share.  There were no warrants issued with respect to these private placements.  Host recorded a beneficial conversion charge to interest expense in aggregate of $28,744 in fiscal 2006.  There was no expense recorded to interest expense in fiscal 2007 and 2005 relating to this beneficial conversion.

REVENUE RECOGNITION

The Company derives its revenues from continuing operations from electrical customer contracts for service work performed and from the conservation products delivered. The Company derives its revenues from discontinued operations from business dining management and the sale and delivery of unitized meals.  We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectibility is reasonably assured.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

REVENUE RECOGNITION (Continued)

Energy Management.  Our energy management division recognizes revenues from contract installations on a percentage of completion basis and the installation of computerized products when the products are delivered and the installation is complete. Contract installations with the RS Services, Inc. subsidiary specifically included construction contracts that extended beyond the fiscal reporting periods.  These contracts are mainly for construction projects from the ‘ground up’.  Host accounted for these projects on a percentage of completion basis, which is governed by SOP 81-1.  As work in progress continues, the contracts specify for progress payments and the acceptance of the work from the buyer as delivered.  The measurement of performance during the recognition process is calculated by the contract value of the total work to date.  The contract billings require a set invoicing schedule either on a monthly and/or quarterly basis.  Revenue is recognized based on the performance rendered at the measurement date.  During the fiscal year ended 2007, and in accordance with SOP 81-1, Host has incurred costs and estimated earnings in excess of billings of $54,408 and $325,774, at June 30, 2007 and 2006, respectively, which is included in accounts receivable.

Discontinued Operations. Host recognized business dining revenue at the time the cafeteria and catering services are performed.  In addition, Host recognizes commissions on vending sales from third parties during the period in which the commissions are earned. Host’s calculation of net revenues includes reductions for credit card discount fees and customer sales discounts on payments.  Host recognizes reductions for credit card discount fees from charges associated with credit card merchant service providers against our respective gross credit card sales, and recognizes customer sales discounts on payments for select clients who pay on a timely basis on a 3/14 net discount.  The net reductions are 0.2% or less of total revenue.  Most of Lindley’s unitized meals programs are awarded through a competitive bidding process for fixed priced contracts of various governmental agencies.  Lindley recognizes revenues generated by these senior feeding and school breakfast and lunch programs when the meals are delivered daily to the various congregate feeding sites and schools, respectively.  All food service operation revenues are reflected in discontinued operations in the consolidated statements of operations.

RESEARCH AND DEVELOPMENT

Research and development costs related to our energy management division are expensed when incurred.  The amount charged to expense for the years ended June 30, 2007, 2006 and 2005 was $146,377, $919,406 and $93,087 respectively.

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

The 2007 preferred stock dividend declared of $32,000 has been added to the net loss of $6,072,916 for the year ended June 30, 2007 to calculate the net loss applicable to common stockholders of $6,104,916 and the corresponding net loss per common share of $0.67.  The 2006 preferred stock dividend declared of $32,004 has been added to the net loss of $12,936,914 for the year ended June 30, 2006 to calculate the net loss applicable to common stockholders of $12,968,918 and the corresponding net loss per common share of $1.85.  The 2005 preferred stock dividend declared of $32,000 has been added to the net loss of $9,663,155 for the year ended June 30, 2005 to calculate the net loss applicable to common stockholders of $9,695,155 and the corresponding net loss per common share of $2.22.

Convertible preferred shares subject to potential dilution totaled 266,667 for 2007, 2006 and 2005.  Shares under stock purchase options totaled 1,219,778, 1,171,978 and 1,403,078 for 2007, 2006 and 2005 respectively.  Shares under warrants totaled 3,494,929, 2,414,779 and 2,763,518 for 2007, 2006 and 2005 respectively.

SEGMENT INFORMATION

The Company’s primary operating segments are the energy management segments of RS Services and energy conservation management consisting of the EnerLume-EM™.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

DERIVATIVES

The Company accounts for derivative values arising from the issuance of convertible debt and equity instruments with non-detachable conversion options and registration rights agreements pursuant to SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and incorporating the consensus of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and EITF 05-04, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19.  Such value is allocated with each respective derivative according to the method and manner prescribed within the above standard and consensus.

STOCK COMPENSATION PLANS

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123(R) (revised 2004), Share-Based Payment, which amends FASB Statement No. 123. The new standard requires the Company to expense employee stock options and other share-based payments over the service periods.  The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. The Company has adopted the standard as required on July 1, 2005 utilizing the modified prospective transition method and recorded the effects for stock option awards granted to officers, directors and employees (collectively “employees”) in accordance with the provisions of SFAS 123(R), and related interpretations of the Emerging Issues Task Force (the “EITF”) of the Financial Accounting Standards Board (the “FASB”). The fair value of any options, warrants or similar equity instruments issued is estimated based on the Black-Scholes option-pricing model.

The Company recorded the cost of stock options in the June 30, 2007 fiscal year of $72,742 and 493,884 in fiscal 2006.  Had compensation cost for the Company’s stock option plans for June 30, 2005 been determined in accordance with the fair value-based method prescribed under SFAS 123 and amortized over the vesting period, the Company’s net loss and net loss per share for the full year ended June 30, 2007, 2006 and 2005 would have approximated the pro forma amounts indicated below:

	2007	2006	2005
Net loss – as reported	$(6,072,916)	$(12,936,914)	$(9,663,155)
Add: Total stock-based employee compensation expense, included in reported net loss, net of taxes	72,742	493,884	-
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of taxes	(72,742)	(493,884)	(87,827)
Pro forma net loss	(6,072,916)	(12,936,914)	(9,750,982)
Preferred stock dividends	(32,000)	(32,004)	(32,000)

Pro forma net loss applicable to common Stockholders	$(6,104,916)	$(12,968,918)	$(9,782,982)
Net loss per common share, as reported	$(0.67)	$(1.85)	$(2.22)
Pro forma net loss per common share applicable to common stockholders	$(0.67)	$(1.85)	$(2.24)

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK COMPENSATION PLANS (Continued)

The fair value of stock options issued by the Company and all pro-forma disclosures have been determined using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0% for 2007, 2006 and 2005; expected volatility range of 68% to 74% for 2007, 68% to 72% for 2006, and 72% for 2005; average risk-free interest rate range of 3.83% to 5.03% for 2007, 3.83% to 4.18% for 2006, and 4.2% for 2005; and expected option holding period of 10 years for 2007, 2006 and 2005.

ADVERTISING

The Company expenses advertising costs when incurred.  Advertising costs incurred for continuing operations for the years ending June 30, 2007, 2006 and 2005 were $8,463, $20,426 and $12,183, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the FASB issued SFAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of SFAS No. 109 (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The evaluation of a tax position in accordance with FIN 48 is a two-step process.  We first will be required to determine whether it is more likely than not that a tax position, if any, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  A tax position that meets the “more likely than not” recognition threshold will then be measured to determine the amount of benefit or tax to recognize in the financial statements based upon the largest amount of benefit or tax that is greater than 50 percent of being realized upon ultimate settlement.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the effect that FIN 48 may have on its financial statements.

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

RECENTLY ISSUED ACCOUNTING STANDARDS (Continued

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. This statement does not permit application of this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The Company is currently evaluating the effect, if any, of SFAS 159 on its financial statements.

No other new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the consolidated financial statements.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 -	GOING CONCERN

The Company incurred net losses of $6,072,916, $12,936,914 and $9,663,155 for the years ended June 30, 2007, 2006 and 2005, respectively, and had an accumulated deficit of $47,784,291 as of June 30, 2007. The 2006 loss included charges of $4,185,392 related to the liquidation of the Laurus debt.  The 2005 losses included a full impairment of significantly all intangibles of $3,695,024.  The Company had $5,078,769, $5,038,719 and $5,277,671 of cash that was used in operating activities of continuing operations during 2007, 2006 and 2005, respectively.

In addition, as described in Note 15, the Company is currently involved in significant litigation that can have an adverse effect on the Company’s operations.  The Company has been named defendant in numerous litigations, including shareholder lawsuits. If an adverse ruling with any or all of these legal matters occurs, the Company may be forced to make material payments, restructure operations, sell off a significant portion of its assets or take other necessary and appropriate matters to ensure its ability to continue operations.

As discussed above, the Company has suffered recurring losses from continuing operations, has negative cash flows from operations, has a stockholders’ deficiency at June 30, 2007 and is currently involved in significant litigations that can have an adverse effect on the Company’s operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company plans to improve cash flow through continued focus, deployment and promotion of its energy management segment and the underlying technology associated with our newly designed light controller.  The Company also plans to continue its efforts to identify ways of reducing operating costs and to increase liquidity through additional equity and debt financings and has entered into agreements with institutional investment firms that could provide additional equity and debt financings. Additionally, the Company has entered into asset purchase agreements to sell substantially all the assets of the food service division.  The completion of these financings and the operational initiatives are expected to improve the Company’s cash flow and to help foster the implementation of the Company’s current initiatives and business plan.

NOTE 3 -	ACQUISITIONS

RS SERVICES

On February 16, 2005, Host acquired RS Services, Inc. pursuant to the terms and conditions of the Agreement of Merger and Plan of Reorganization dated September 29, 2004.  RS Services is an electrical contracting firm, which also has the initial capacity to assemble the Company’s future energy saving products in Duncan, Oklahoma.  RS Services’ panel shop is U.L. recognized and assembles the Company’s specialized panels.  Some of the factors Host considered in determining its decision to acquire RS Services were: RS had an established business in the electrical and energy management field with experience in the installation and servicing of energy savings products; RS had a U.L. approved panel shop and RS had a history of contract installations for national accounts. RS Services will conduct its electrical installation and energy management business as a wholly-owned subsidiary of Host.  The results of operations of RS Services have been included in the consolidated financial statements since the date of acquisition.

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

RS SERVICES (Continued)

The following information reflects the unaudited pro forma results of operations of the Company for the years ended June 30, 2005, assuming that the aforementioned acquisitions had occurred as of the beginning of 2005.  These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

2005
(Pro Forma)
Net revenues	$5,437,079
Loss from continuing operations	(9,823,043)
Net loss	(10,284,740)
Loss applicable to common stockholders*	(10,316,740)
Loss per common share – basic and diluted	$(2.36)

* Includes $32,000 of preferred stock dividends.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 -	DISCONTINUED OPERATIONS OF FOOD SERVICE DIVISION

SALE OF CORPORATE DINING

On April 17, 2007, Host entered into an Asset Purchase Agreement (the "Host Purchase Agreement”) with Host America Corporate Dining, Inc. (the “Host Purchaser”) for the sale of substantially all of the assets relating to the corporate dining business that specializes in the management of corporate dining rooms and cafeterias and such ancillary services as special event catering and office coffee services. The proposed sale of assets includes the “Host America” name. The President of the Host Purchaser is Timothy Hayes, the Director of Operations of our corporate dining division. The consideration to be paid pursuant to the Host Purchase Agreement consists of cash in the amount of $1.2 million, which is subject to adjustment based on the number of corporate dining accounts and the amount of inventory two days prior to closing and subject to an escrow of $196,097 out of the total purchase price consideration paid by the Host Purchaser to the Company at closing for a period of 120 calendar days after the closing date, subject to a release upon the determination by one of the Company’s current customers as to whether or not it will terminate one or more of its current corporate dining contracts.

Completion of the transaction is subject to, among other things, the Host Purchaser obtaining satisfactory financing, our receipt of shareholder approval to consummate the transaction contemplated by the agreement, the receipt of shareholder approval to amend our articles of incorporation to change our corporate name, the execution of a non-compete agreement by the Company, as well as all other customary closing conditions. In addition, Mr. David Murphy, the Company’s Chief Executive Officer is required to enter into a covenant not to compete for a period of five (5) years with the Host Purchaser. Mr. Murphy will receive $34,218 payable in 60 monthly installment payments from the Host Purchaser as consideration for entering into the agreement. As a result of this transaction, Host anticipates to realize a gain on the sale.

The Corporate Dining accounts are classified as assets held for disposition in the consolidated financial statements as of June 30, 2007 and 2006.

Summarized operating data for the discontinued operations of Corporate Dining are as follows:

	Fiscal Year 2007	Fiscal Year 2006	Fiscal Year 2005
Net revenue	$12,896,238	$12,112,976	$13,135,230
Income before taxes	744,623	642,885	609,216
Income taxes	15,000	12,000	9,000
Income from discontinued operations	$729,623	$630,885	$600,216

HOST AMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 -	DISCONTINUED OPERATIONS OF FOOD SERVICE DIVISION

SALE OF CORPORATE DINING (Continued)

Summarized balance sheet data of Corporate Dining as of June 30, 2007 and 2006 is as follows:

	June 30, 2007	June 30, 2006

Inventory	$198,897	$205,205
Other assets	75,173	-
Equipment	23,369	27,182

Assets of discontinued operations held for disposition	$297,439	$232,387

SALE OF UNITIZED MEALS

On April 17, 2007, Host and the subsidiary Lindley Food Services Corporation, (collectively, the “Lindley Seller”) entered into an Asset Purchase Agreement (the “Lindley Purchase Agreement”) with Lindley Acquisition Corporation (the “Lindley Purchaser”) for the sale of substantially all of the assets relating to the Lindley Food Services subsidiary that engages in contract packaging, school meals and senior feeding services. The President of the Lindley Purchaser is Gilbert Rossomando, the President of the Lindley Food Services subsidiary and a current director of Host. The Vice President of the Lindley Purchaser is Mark Cerreta, the Executive Vice President of the Lindley Food Services subsidiary. The consideration to be paid  pursuant to the Lindley Purchase Agreement consists of initial stated cash in the amount of $2.5 million, which is subject to adjustment based on the net asset value of the Lindley subsidiary two days prior to closing.  If the closing occurred as of June 30, 2007 the purchase price under the Asset Purchase Agreement would be $2.3 million.

Completion of the transaction is subject to, among other things, the Lindley Purchaser obtaining satisfactory financing, the receipt of shareholder approval to consummate the transaction contemplated by the agreement, the execution of non-compete agreements by the Company and Lindley Food Services, as well as all other customary closing conditions.  As a result of this transaction, Host anticipates to realize a nominal gain on the sale.

The unitized meals accounts are classified as assets held for sale in the consolidated financial statements as of June 30, 2007.

HOST AMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 -	DISCONTINUED OPERATIONS OF FOOD SERVICE DIVISION (Continued)

SALE OF UNITIZED MEALS (Continued)

Summarized operating data for the discontinued operations of unitized meals are as follows:

	Fiscal Year 2007	Fiscal Year 2006	Fiscal Year 2005
Net revenue	$15,546,377	$15,228,113	$14,458,945
Income (loss) before taxes	619,031	599,021	(1,031,913)
Income taxes	45,000	48,000	30,000
Income (loss) from discontinued operations	$574,031	$551,021	$(1,061,913)

Summarized balance sheet data of Unitized Meals as of June 30, 2007 is as follows:

	June 30, 2007	June 30, 2006

Cash	$345,606	$337,879
Accounts receivable	2,734,653	2,747,301
Inventory	441,501	433,277
Other assets	463,902	483,275
Equipment	406,711	551,584
Assets held for disposition	4,392,374	4,553,316

Accounts payable	1,481,293	1,432,407
Accrued expenses	135,474	194,475
Long-term debt	626,344	652,444
Liabilities to be assumed	2,243,111	2,279,326
Net assets of discontinued operations	$2,149,263	$2,273,990

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 -	INTANGIBLE ASSETS

At June 30, 2007 and 2006, intangible assets consist of a noncompete agreement of $157,500 and $217,500, respectively, which is net of accumulated amortization of $142,500 and $82,500, respectively.

Future amortization expense for each of the fiscal years succeeding June 30, 2007 is as follows:

Year ending June 30,
2008	60,000
2009	60,000
2010	37,500
$157,500

Aggregate amortization of intangible assets for the years ended June 30, 2007, 2006 and 2005 totaled $60,000, $45,000 and $37,500 respectively.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 -	FINANCIAL INSTRUMENTS

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable.

•
Cash – The Company places its cash and temporary cash investments with high credit quality institutions.  At times, balances may be in excess of the federal depository insurance limit.  The Company has cash balances on deposit with banks at June 30, 2007 that exceed federal depository insurance limits by approximately $705,000.

•
Accounts receivable – Two major customers comprise approximately 39.5% of accounts receivable as of June 30, 2007, and three major customers comprise approximately 38.8% of accounts receivable as of June 30, 2006.  Net revenues from individual customers which exceeded ten percent of total net revenues were 30.2%, 22.2% and 18.0% in fiscal 2007, 41.8% and 11.9% in fiscal 2006, and 36.0%, 23.6% and 11.0% for fiscal 2005. The Company reviews a customer’s credit history before extending credit and typically does not require collateral.  The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Such losses have been within management’s expectations.

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

The carrying amount of the Company’s financial instruments approximates their fair value as outlined below:

• Cash, accounts receivable and accounts payable – The carrying amounts approximate their fair value because of the short maturity of those instruments.

•
Warrant liability - The warrants issued by the Company pursuant to the Shelter Island and the Laurus transaction were classified as a liability on the Consolidated Balance Sheets prior to June 2007 when Shelter Island converted their warrants and January 2006 when the Company entered into the Release and Cancellation Agreement with Laurus. The estimated fair value of this liability was calculated using the Black Scholes model at each reporting date. The warrants were reclassified to stockholders’ equity as set forth in ETIF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 -	FINANCIAL INSTRUMENTS (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

• Long-term debt – The carrying amounts approximate their fair value as the interest rates on the debt approximate the Company’s current incremental borrowing rate.

• Unsecured debt – The carrying amounts approximate their fair value as the interest rates on the debt approximate the Company’s current incremental borrowing rate.

• Demand note – The carrying amount approximates the fair value as the interest rates on the debt is equal to the prime rate plus 1%.

The Company’s financial instruments are held for other than trading purposes.

NOTE 7 -	EQUIPMENT AND IMPROVEMENTS

A summary of equipment and improvements from continuing operations as of June 30, 2007 and 2006 is as follows:

	2007	2006
Equipment and fixtures	$692,320	$630,271
Vehicles	793,484	787,359
Leasehold improvements	50,966	50,966
	1,536,770	1,468,596
Less: accumulated depreciation and amortization	1,034,190	695,583
	$502,580	$773,013

Equipment and improvements for continuing operations include amounts acquired under capital leases of $68,992 and $62,090 with related accumulated depreciation of $55,612 and $41,865 as of June 30, 2007 and 2006, respectively.

Depreciation and amortization expense for equipment and improvements included in continuing operations for the years ended June 30, 2007, 2006 and 2005 totaled $338,607, $421,312 and $259,275 respectively.

NOTE 8 -	ACCRUED EXPENSES

Accrued expenses consist of the following as of June 30, 2007 and 2006:

	June 30, 2007	June 30, 2006
Payroll and related costs	$281,783	$266,174
Legal settlements and legal fees	1,800,000	2,170,445
Other	405,977	551,819
Total Accrued Expenses	$2,487,760	$2,988,438

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 -	DEMAND NOTE PAYABLE

RS Services has a revolving line of credit with a bank which provides for borrowings up to a maximum on $500,000 and matures on November 5, 2007.  Interest is calculated based on a variable rate index equal to the Wall Street Journal prime rate daily plus 1% per annum (9.25% at June 30, 2007).  The note is collateralized by certain assets of RS and has an outstanding balance of $473,223 and $378,646 at June 30, 2007 and 2006, respectively.

NOTE 10 -	SECURED DEBT

Secured debt from continuing operations consists of the following as of June 30, 2007 and 2006:

	2007	2006
Secured Term Promissory Note with Shelter Island Opportunity Fund, LLC net of unamortized discount of $427,764 (a)	$812,236	$-

Various vehicle notes payable at stated interest rates ranging from 6.5% to 13%, maturing through fiscal 2011. The notes are collateralized by the related vehicles, with a carrying value of $275,971.	404,769	524,677

Secured Promissory Notes (b)	300,000	-

Note payable Burton Sack (c)	-	293,891

Notes payable shareholder. There are two outstanding promissory notes to a 3.6% shareholder. These notes, which bear interest at 15%, mature in fiscal 2006 and fiscal 2007.	21,001	21,001

Various capital leases payable at stated interest rates ranging from 8.0% to 18.0%, maturing through fiscal 2008. The capital leases are collateralized by the related equipment. with a carrying value of $13,380	5,547	12,964
Total at June 30, 2007	1,543,553	852,533
Less: current portion	1,267,382	354,991
	$276,171	$497,542

Aggregate amount of maturities of secured debt at June 30, 2007 are as follows:

Year ending June 30,
2008	$1,267,382
2009	146,333
2010	113,472
2011	16,366
$1,543,553

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 -	SECURED DEBT (Continued)

Interest expense associated with secured debt was $304,648, $237,031 and $573,026 for the fiscal years ended 2007, 2006 and 2005 respectively.

(a)
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

In connection with the issuance of the note, the Company issued to Shelter Island a Common Stock Purchase Warrant for 372,000 shares of Host’s common stock exercisable for a five-year period at a conversion price in the aggregate of $372. The Company also granted Shelter Island a registration right for all of the common stock underlying the warrant, which initial registration statement is required to be filed with the SEC within 60 days of the closing of the transaction, and be declared effective within 90 days from the date of filing on June 1, 2007. Host filed a registration statement for the common stock underlying the warrants, and on June 6 Shelter Island converted their warrants into common stock.

The Company initially recorded the fair value of the warrants of $669,304, at the date of issuance, as long-term liability as it was assumed that the Company would be required to net-cash settle the underlying securities with a corresponding reduction in the note. The Company was required to carry these warrants on its balance sheet at fair value until conversion and recorded unrealized changes in the values of these warrants are reflected in the consolidated statement of operations as “Fair value gain (loss) on warrant.”  This non-cash loss totaled $74,405 for the year ended June 30, 2007.

The obligations of the Company under the note are guaranteed by Lindley Food Services, Inc., a wholly-owned subsidiary of the Company, pursuant to a Subsidiary Guaranty and a Term Note Security Agreement dated December 19, 2006. The agreements provide for the subsidiary’s full guarantee to pay the obligations underlying the note, as well as a grant to Shelter Island of a continuing security interest in all of the assets of Lindley. In addition, the obligations of the Company under the note are secured by a security interest in the accounts receivables of Lindley pursuant to the Term Note Security Agreement, as well as 300 shares of common stock and 300 shares of preferred stock of Lindley, pursuant to a Stock Pledge Agreement dated December 19, 2006.  It is anticipated for this note be paid in full upon the sale of Lindley’s assets.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 -	SECURED DEBT (Continued)

(b)
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

(c)
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

Under the terms of the sale agreement, we paid Mr. Sack the total principal and interest amount of $771,230, $400,000 of which was paid in cash at the closing and the remainder of which was paid by a promissory note in the principal amount of $371,230.  The note currently bore  an interest at a rate of 8.5%, which interest rate was subject to increases in an amount equal to the amount which the Prime Rate, as reported in the Money Rate Section of the Wall Street Journal. The note was paid in full on June 29, 2007.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 -	UNSECURED DEBT

	Unsecured debt consists of the following as of June 30, 2007 and 2006:
	2007	2006

Unsecured debt due January 31, 2008, net of unamortized debt discount of $43,400 and $130,200, respectively. On November 1, 2002, the Company commenced a private placement offering of $1,500,000 or sixty units at $25,000 per unit.  Each unit consisted of one 12% unsecured promissory note in the amount of $25,000 due January 31, 2008 and a warrant to purchase 7,080 shares of common stock at an exercise price of $2.00 per share, exercisable from December 31, 2003 until January 31, 2008.  Interest began to accrue on January 1, 2003 and is payable semi-annually on June 30 and December 31. The principal balance of the notes payable to officers, directors, and other affiliated persons totaled $450,000 and $575,000 at June 30, 2007 and 2006, respectively.  The Company sold a total of 59 units and received gross proceeds of $1,475,000 from the offering and it issued warrants to purchase 417,720 shares.  The Company paid $122,500 to the Selling Agent for commissions in connection with the 49 units that were sold by the Selling Agent.  The fair value of the warrants of $434,000 has been recorded as debt discount, resulting in a reduction in the carrying value of the related debt.  The debt discount is being amortized on a straight-line basis over the period of the related debt at an annual amount of $86,800.
	$ 1,231,600	$ 1,144,800

Unsecured debt due January 31, 2009, net of unamortized debt discount of $255,374 and $416,664, respectively. On January 8, 2004, the Company commenced a private placement offering of $2,000,000 or eighty units at $25,000 per unit.  Each unit consisted of one 7.5% unsecured promissory note in the amount of $25,000 due January 31, 2009 and warrants to purchase 7,500 shares of common stock at an exercise price of $10.00 per share, exercisable from December 31, 2004 until January 31, 2009.  Interest began to accrue from the date of issuance, payable semi-annually on June 30 and December 31.  Unsecured notes payable to directors and other affiliated persons totaled $150,000 and $175,000 at June 30, 2007 and 2006, respectively.  The Company sold a total of 80 units and received gross proceeds of $2,000,000 from the offering and issued warrants to purchase 600,000 shares.  The fair value of the warrants of $803,467 has been recorded as debt discount, resulting in a reduction in the carrying value of the related debt.  The debt discount is being amortized on a straight-line basis over the period of the related debt at an annual amount of $161,289.
	1,744,626	1,583,336

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 -	UNSECURED DEBT (Continued)
		2007	2006

On January 15, 2005, Host issued and sold one unit in a private placement to a former member of its Board of Directors.  The unit consisted of 24,390 shares of its common stock sold at $4.10 per share, the approximate fair value, or $100,000 and one 7.5% unsecured convertible promissory note sold at the gross face amount of $100,000.  The outstanding principal balance due on the promissory note was convertible at the election of the holder into shares of Host’s common stock at anytime after January 19, 2006 at $4.10 per share.  The promissory note was paid in fiscal 2007 and not converted.  The offer and sale was made by Host’s officers and directors and no commission or other remuneration was paid in connection with the private placement.
		$ -	$ 100,000

On June 7, 2005, Host issued and sold two units in a private placement to a former and a current member of its Board of Directors.  The first unit consisted of 37,037 shares of its common stock sold at $2.70 per share, the approximate fair value, or $100,000 and one 8.5% unsecured convertible promissory note sold at the gross face amount of $100,000.  The outstanding principal balance due on the promissory note was convertible at the election of the holder into shares of Host’s common stock at anytime after June 16, 2006 at $2.70 per share.  The promissory note was paid in fiscal 2007 and not converted.  The offer and sale was made by Host’s officers and directors and no commission or other remuneration was paid in connection with the private placement.  The second unit consisted of 21,098 shares of its common stock sold at $2.37 per share, the approximate fair value of the shares, or $50,000 and one 8.5% unsecured convertible promissory note sold at the face amount of $50,000.  The outstanding principal balance due on the promissory note was convertible at the election of the holder into shares of Host’s common stock at anytime after June 21, 2006 at $2.37 per share.  The promissory note was paid in fiscal 2007 and not converted.  The offer and sale was made by Host’s officers and directors and no commission or other remuneration was paid in connection with the private placement.
		-	150,000

	Total, net of unamortized debt discount of $298,774 and $546,864 respectively.	2,976,226	2,978,136

	Less: Current Portion	1,231,600	250,000
		$1,744,626	$2,728,136

HOST AMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 -	UNSECURED DEBT (Continued)

Interest expense, including amortization of debt discount associated with the unsecured debt was $569,314, $604,718 and $572,031 for the fiscal years ended 2007, 2006 and 2005 respectively.

Aggregate amount of maturities of the unsecured debt before debt discount for each of the three fiscal years succeeding June 30, 2007 are as follows:

Year ending June 30,
2008	$1,275,000
2009	2,000,000

$3,275,000

NOTE 12 -	DEBT ADVANCES

On June 29, 2007 Host recorded $675,000 of a total sale of $850,000 of subordinated secured convertible promissory notes (“Notes”) in a private placement that closed on July 23, 2007 to a limited number of accredited investors.  The Notes will bear interest at the rate of 12.00% per annum, payable semi-annually on December 31 and June 30.  The Notes will mature on June 30, 2008, and the unpaid principle balance due and interest accruing on the Notes is convertible at the option of the holder into our common stock at $2.12 per share.  The offer and sale of the Notes was conducted by the officers and directors of the Company who did not receive a commission or other remuneration. As of June 30, 2007 this liability was unsecured.  On July 23, 2007 the security for the payment of the Notes and the performance by the Company of its obligations is a security interest in all of the Company’s right, title and interest in the patent pending and brand name rights relating to the Company’s EnerLume-EM™ energy saving-device.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 -	STOCKHOLDERS’ EQUITY

STOCK OPTIONS

On March 10, 2005, the Company adopted the 2005 Stock Option Plan reserving 500,000 shares of the Company’s common stock for issuance pursuant to options at an exercise price equal to the market value at the date of grant.

The Company granted 100,000 stock options during fiscal 2007 with an exercise price ranging from $1.55 to $2.05 per share.  All of the granted stock options were issued to employees with vesting dates immediate or not exceeding 3 years.  All stock options granted have a 10 year exercise period.  Host recorded a charge to expense of $72,742 in 2007 in accordance with SFAS 123R based upon the fair value of these options.  Additionally, the Company recorded an aggregate options forfeiture of 478,222 from all stock option plans as actual terminations according to the plan policy.

HOST AMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 -	STOCKHOLDERS’ EQUITY (Continued)

STOCK OPTIONS (Continued)

A summary of the status of the Company’s stock options and changes during each year is presented below.  In all instances, the exercise price of the options equals the market price of the stock on the grant date:

The following table summarizes information about the stock options outstanding and exercisable:

	June 30, 2007			June 30, 2006			June 30, 2005
	Outstanding	Price	Weighted	Outstanding	Price	Weighted	Outstanding	Price	Weighted
			Average			Average			Average
			Exercise			Exercise			Exercise
			Price			Price			Price
Outstanding at beginning of year	1,171,978	$1.39-7.40	$3.47	1,403,078	$1.39-7.40	$4.19	1,030,650	$2.00-7.40	$4.42
Granted	100,000	$1.55-2.05	1.68	276,500	$2.87-3.15	2.91	388,678	1.39-4.04	3.45
Exercised	-	$-	-	(20,000)	$2.00-2.69	2.34	(16,250)	2.00-2.69	2.15
Forfeited	(52.200)	$2.87-7.30	5.08	(487,600)	2.00-7.40	4.66	-	-	-
Outstanding at end of year	1,219,778	$1.39-4.70	$3.26	1,171,978	$1.39-7.40	$3.47	1,403,078	$1.39-7.40	$4.15
Exercisable at end of year	1,124,215	$1.39-7.40	$3.38	1,148,145	$1.39-7.40	$3.44	1,386,578	$1.39-7.40	$4.15
Weighted average fair value of options issued during the year	$1.36			$2.23			$4.25

	Outstanding:			Exercisable:
Range of	Number	Weighted Avg.	Weighted	Exercisable	Weighted Avg.	Weighted
Exercise	Outstanding	Remaining	Avg. Exercise	at June 30,	Remaining	Avg. Exercise
Prices	at 6/30/07	Contractual Life	Price	2007	Contractual Life	Price
$1.39 -1.55	250,000	8.43 years	$1.44	175,000	8.00 years	$1.44

$2.00 to $2.87	490,100	5.89 years	$2.47	473,100	5.75 years	$2.47

$3.04 to $3.92	234,378	7.74 years	$3.72	234,378	7.74 years	$3.72

$4.00 to $5.00	81,250	3.55 years	$4.16	81,250	3.55 years	$4.16

$5.82	1,800	6.35 years	$5.82	1,800	6.35 years	$5.82

$7.05 to $7.40	162,250	6.75 years	$7.29	158,687	6.75 years	$7.29
	1,219,778			1,124,215

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 -	STOCKHOLDERS’ EQUITY (Continued)

STOCK OPTIONS (Continued)

The total intrinsic value of options exercised during the years ended June 30, 2006 and 2005 was $46,813 and $34,906 respectively.  The total fair value of shares vested during the years ended June 30, 2007, 2006 and 2005 were $72,742 $493,884 and $87,827 respectively.  The aggregate intrinsic value of options outstanding and options currently exercisable at June 30, 2007 and 2006 was $3,975,178 and $3,798,068 respectively.

A summary of the status of the Company’s non-vested shares as of June 30, 2007 and changes during the year ended June 30, 2007 is presented below:

		Weighted
		Average Grant
Non Vested Shares:	Shares	Date Fair Value

Non vested at July 1, 2006	23,833	$2.32
Granted	100,000	1.68
Vested	(28,270)	5.81

Non Vested at June 30, 2007	95,563	$1.85

All stock options are granted at fair market value of the common stock at the grant date.  As of June 30 2007, there was $137,562 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plans.  The cost is expected to be recognized over a weighted average period of approximately 2.5 years.

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

The maximum number of shares of common stock with respect to which awards may be presently granted pursuant to the 2005 Plan is 500,000 shares.  Shares issuable under the 2005 Plan may be either treasury shares or authorized but unissued shares.  The number of shares available for issuance will be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or other changes in the capitalization of the Company.  As of June 30, 2007 the Company issued 493,328 shares under the 2005 Plan.

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

The series B stock has various preferences and conversion rights, including the right to receive a cumulative dividend at the rate of 8% per share per annum, payable semi-annually on or before the last day of Host’s fiscal quarters ending December 31 and June 30.  Accordingly, the Company recorded a $32,000 dividend liability in accrued expenses, which has been reflected as an increase to the accumulated deficit during the fiscal year ended June 30, 2007 for an aggregate liability of $124,804.  Furthermore, the series B stock is convertible for a period of five years from the issue date into shares of Host’s common stock according to the conversion ratio set forth in the Articles of Amendment to the Articles of Incorporation of Host, which were filed with the Colorado Secretary of State on August 11, 2003.  The conversion price will initially be equal to the purchase price as defined, subject to anti-dilution provisions.  Except as required by law, the series B stock will vote together with the common stock.  Each series B share shall have a right to that number of votes equal to the number of shares of common stock issuable, upon conversion of such stock.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 -	STOCKHOLDERS’ EQUITY (Continued)

COMMON STOCK AND WARRANTS

The Company issued 20,000 and 16,250 shares of common stock for options exercised during the fiscal years ended June 30, 2006 and 2005, respectively.  During fiscal years ended June 30, 2006 and 2005, the Company received $46,813 and $34,906 respectively, in gross proceeds from these options, which were exercised at various prices ranging from $2.00 to $2.69 per share.

In fiscal 2005, in accordance with the terms of its Securities Purchase Agreement, Laurus Master Fund, Ltd., exercised its right to convert both principal and interest payable by the Company into shares of Host’s common stock.  Accordingly, Host issued 10,000 shares of its common stock at the initial “Fixed Conversion Price” of $5.03 per share in payment of $30,000 of principal and $20,300 of accrued interest on the Laurus Note A.  Host also issued 34,325 shares of its common stock at a mutually agreed upon one-time conversion price of $3.40 per share in payment of $99,032 of principal and $17,673 of accrued interest on the Laurus Note A.  In addition, in accordance with the terms of Amendment No. 1 and Consent to its Securities Purchase Agreement, Host issued 125,206 shares of its common stock at $3.50 per share in payment of $341,904 of principal, and $96,317 of accrued interest.

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

On January 19, 2005, Host sold 24,390 shares of its common stock with a gross fair value of $100,000 and a 7.5% per annum, unsecured, subordinated convertible promissory note with a face amount of $100,000 to Mr. C. Michael Horton, a former director through a private placement.  Mr. Horton purchased the unit for $200,000.  The note was paid in fiscal 2007.

On June 17, 2005, Host sold 37,037 shares of its common stock with a gross fair value of $100,000 and an 8.5% per annum, unsecured, subordinated convertible promissory note with a face amount of $100,000 to Mr. Patrick Healy, a current director through a private placement.  Mr. Healy purchased the unit for $200,000.  The note was paid in fiscal 2007.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 -	STOCKHOLDERS’ EQUITY (Continued)

COMMON STOCK AND WARRANTS (Continued)

On June 23, 2005, Host sold 21,098 shares of its common stock with a gross fair value of $50,000 and an 8.5% per annum, unsecured, subordinated convertible promissory note with a face amount of $50,000 to Mr. Horton, through a private placement.  Mr. Horton purchased the unit for $100,000.  The note was paid in fiscal 2007.

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

In July 2005, Laurus exercised their right to convert their notes into 1,502,885 shares of our common stock at conversion prices of $3.50, $5.03 and $5.48 and exercised a total of 303,038 warrants at $5.98 per share.  Liabilities of approximately $7.8 million net of debt discount were converted into equity and Host received approximately $1.8 million from the exercise of the warrants.  A non-cash charge of approximately $2.7 million has been recorded in fiscal 2006 associated with the write off of the unamortized debt discount and deferred financing charges.

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

COMMON STOCK AND WARRANTS (Continued)

During the first quarter of fiscal 2006, Laurus exercised 303,038 warrants at an exercise price of $5.98 per share and H.C. Wainwright & Co., the placement agency that assisted the Company in the Laurus financing, and three of its principals, exercised 182,701 warrants in a cashless exercise that resulted in the net issuance of 76,597 common shares at an exercise price of $5.43 per share.

On March 16, 2006, Host issued 175,000 shares of restricted common stock in partial consideration for the settlement of a lawsuit.  The shares of common stock that were issued in the settlement of the litigation were based on Host’s share market price on the settlement date.

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

On October 11, 2006, Host completed a private placement of 627,000 shares of common stock and 188,100 common stock purchase warrants to a limited number of accredited investors.  The warrants are exercisable for a period of the later of five years or two years after the shares underlying the warrants are listed and registered for resale pursuant to an effective registration at an exercise price of $1.75 per share. The securities were sold at a price of $1.00 per share for aggregate proceeds of $627,000.  The offer and sale was conducted on behalf of Host by a NASD licensed broker-dealer who received a sales commission of 33,000 shares of common stock and 9,900 common stock purchase warrants exercisable at $1.75 per share.

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

COMMON STOCK AND WARRANTS (Continued)

On December 22, 2006, Host closed a private placement of 100,000 shares of common stock and 30,000 common stock purchase warrants to a limited number of accredited investors.  The securities were sold at a price of $1.00 per share for aggregate proceeds of $100,000.  The warrants are exercisable for a period of the later of five years or two years after the shares underlying the warrants are listed and registered for resale pursuant to an effective registration at an exercise price of $1.75 per share.  The offer and sale was conducted on behalf of the Company by a NASD licensed broker-dealer who received a sales commission of 7.75% of the gross proceeds of the offering and 7,750 common stock purchase warrants exercisable at $1.75 per share

On February 23, 2007, pursuant to an employment contract, Host granted 100,000 shares of the Company’s common stock to the newly appointed Chief Financial Officer, Mr. Michael C. Malota, which vest 50,000 shares on February 23, 2007, 25,000 shares on August 23, 2007 and 25,000 shares on February 23, 2008, provided he is employed by the Company.  The Company also granted 25,000 shares of Host common stock to a newly hired sales executive in the Company’s energy management division.

On March 30, 2007, Host closed a private placement of 700,000 shares of common stock and 210,000 common stock purchase warrants to a limited number of accredited investors.  The securities were sold at a price of $1.00 per share for aggregate proceeds of $700,000.  The warrants are exercisable for a period of the later of five years or two years after the shares underlying the warrants are listed and registered for resale pursuant to an effective registration at an exercise price of $1.75 per share.  The offer and sale of the common stock and warrants was conducted by our officers and directors who did not receive any commissions or special remuneration and by a NASD-licensed broker-dealer who received a sales commission of $15,112 and 15,112 warrants exercisable under the same terms as those warrants sold as part of the offering.

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

On June 5, 2007, pursuant to the Securities Purchase Agreement with Shelter Island Opportunity Fund, LLC, Host issued to Shelter Island upon exercise of its warrant 372,000 shares of Host’s common stock at a conversion price of $372.

HOST AMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 -	STOCKHOLDERS’ EQUITY (Continued)

COMMON STOCK AND WARRANTS (Continued)

The following table summarizes information about the warrants outstanding at June 30, 2007:

	June 30, 2007			June 30, 2006			June 30, 2005
	Outstanding	Price	Weighted	Outstanding	Price	Weighted	Outstanding	Price	Weighted
			Average			Average			Average
			Exercise			Exercise			Exercise
			Price			Price			Price
Outstanding at beginning of year	2,414,779	$1.75-10.00	$6.19	2,763,518	$2.00-10.00	$6.37	2,710,422	$2.00-10.00	$6.17
Granted	1,452,150	.001-1.75	1.30	162,000	1.75	1.75	222,516	5.49	5.49
Exercised	(372,000)	.001	.001	(485,739)	5.43-6.23	5.77	(169,420)	2.00	2.00
Forfeited/cancelled	-	-	-	(25,000)	5.98	5.98	-	-	-
Outstanding at end of year	3,494,929	$1.75-10.00	$4.82	2,414,779	$1.75-10.00	$6.19	2,763,518	$2.00-10.00	$6.37

During fiscal 2007 and fiscal 2005 no warrants were cancelled or expired.

The following table summarizes information about the warrants outstanding at June 30, 2007:

Range of Exercise Prices	Number Outstanding at 6/30/07	Weighted Avg. Exercise Price
$1.75 to $2.00	1,469,210	$1.79

$5.43 to $5.98	1,221,007	$5.50

$6.23	146,962	$6.23

$10.00	657,750	$10.00
	3,494,929

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 -	INCOME TAXES

The provision for income taxes consists of current state income taxes of approximately $60,000, $60,000 and $39,000 for the years ended June 30, 2007, 2006 and 2005, respectively, which is included in discontinued operations.

As of June 30, 2007, the Company has federal net operating loss carryforwards of approximately $22,222,000, and state operating loss carryforwards of approximately $14,380,000 expiring through fiscal 2027.

Expected tax expense based on the federal statutory rate is reconciled with the actual expense for the years ended June 30, 2007, 2006 and 2005 as follows:

	2006	2005	2004
Statutory federal income tax benefit	34.00%	34.00%	34.00%
Statutory state income tax benefit	5.20%	5.40%	5.40%
Permanent difference impairment charge	0%	0%	-15.10%
Interest paid with equity	-4.4%	-10.50%	-0.60%
Other permanent differences	-0.6%	-3.10%	1.10%
Valuation allowance on net deferred tax assets	-34.2%	-25.80%	-24.80%

Federal Income Tax Expense	0%	0%	0%

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are presented below:

	As of June 30,
	2007	2006
Net deferred tax assets:
Net operating loss carryforwards federal	$7,555,560	$5,560,742
Net operating loss carryforwards state	806,700	587,834
Inventory obsolescence	-	190,890
Accrued legal costs	712,980	859,713
Reserves allowance	60,403	84,977
Fixed Asset depreciation	410,023	173,540
Accrued vacation	43,253	54,402
Total net deferred tax asset	9,588,919	7,512,098
Valuation allowance	(9,588,919)	(7,512,098)
Net deferred tax asset	$-	$-

The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.  The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.  For the years ended June 30, 2007, 2006 and 2005, the Company increased the valuation allowance by approximately $2,077,000 $3,339,000 and $2,393,000 respectively.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 -	COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company has several non cancelable operating leases for its office, production and warehouse facilities, including leases with related parties (See Note 16). Rent expense charged to continuing operations aggregated $129,770, $176,666 and $130,544 for the years ended June 30, 2007, 2006 and 2005, respectively.

Future minimum lease payments on all non cancelable operating leases from continuing operations for each of the fiscal years succeeding June 30, 2007 are as follows:

Year ending June 30,
2008	$99,832
2009	65,687
2010	29,327
2011	4,327
2012	1,803
$200,976

EMPLOYMENT CONTRACTS

On February 23, 2007, David J. Murphy was appointed Chief Executive Officer of Host America and his employment agreement effective January 21, 2004, was amended on February 23, 2007 to reflect his new title and current salary of $190,000 per year. Other terms of the agreement dated January 21, 2004 that carried over to the amended agreement  includes a term extending through January 21, 2009, participation in the Company’s stock option plans on a basis consistent with other officers of the Company and his salary may be increased by the Compensation Committee from time to time. In addition, the employment agreement provides that if Mr. Murphy were to terminate employment for good reason or if the Company terminated his employment for any reason except good cause (as defined), the Company would pay severance benefits constituting his salary and fringe benefits throughout the term of the agreement or for two years, whichever is greater. If such termination occurred after a change of control, the Company would pay a special severance benefit equal to six months salary, plus fringe benefits, for every calendar year of his employment with the Company. In the event that Mr. Murphy’s employment terminated because of his disability, the Company would pay a severance benefit of one year’s salary plus benefits. The employment agreement provides that any disputes will be settled by binding arbitration rather than court action.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 -	COMMITMENTS AND CONTINGENCIES (Continued)

EMPLOYMENT CONTRACTS (Continued)

On February 23, 2007, Michael C. Malota was appointed Chief Financial Officer and Secretary. Mr. Malota was employed as Director of Special Operations of the Company from July 2005 to February 2007 under a prior employment contract.  In connection with Mr. Malota’s employment, he and the Company entered into an employment agreement dated February 23, 2007. The material terms of the employment agreement are as follows: Mr. Malota will serve as Chief Financial Officer and Secretary of the Company commencing on February 23, 2007, until September 30, 2008, unless terminated earlier or renewed. The term will automatically extend for successive periods of one year each, unless either party gives written notice to the Company.  Mr. Malota will receive an annual salary of $165,000, subject to performance reviews by the Chief Executive Officer. Mr. Malota will receive health, life and disability insurance on terms offered to other officer’s of the Company and expense reimbursement for reasonable travel and other expenses for the Company’s benefit. Mr. Malota will receive 100,000 shares of the Company’s common stock which vested 50,000 shares on February 23, 2007, 25,000 shares on August 23, 2007 and 25,000 shares on February 23, 2008, provided he is employed by the Company. Mr. Malota will also be entitled to participate in any employee benefit plans including stock option plans or receive bonuses or incentive compensation under terms and conditions to be determined by the Board of Directors in its discretion.

The Company has extended employment agreements with the President and Vice President of Lindley extending to August 2008.  Both individuals receive an expense account, an automobile expense allowance, related business expenses and all other benefits afforded other employees.  The Company also provides health and disability insurance to each of these individuals.  In accordance with the terms of their employment contract, the officers were each entitled to an initial salary of $135,000 per year to be increased annually by 5%.  On June 30, 2007, the annual salaries of the President and Vice President of Lindley were $180,352 in accordance with the terms of their employment agreements. Both the President and Vice President of Lindley are principles of Lindley Acquisition Corp, buyers pursuant to the Asset Purchase Agreement of Lindley Food Service’s unitized meals (See Note 4).

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

PURCHASE COMMITMENT (Continued)

In June 2005, Host accepted a proposal from Pyramid Technologies, an outside developer and supplier to engineer, design and upgrade our new energy management technology.  The terms of the proposal includes initial consideration of $500,000, payable in installments including $250,000 upon date of acceptance, and $50,000 per month for the 5 months following the date of the agreement.  Upon completion of the project, Host energy management division will compensate Pyramid $100,000 upon delivery of all prototypes and $200,000 upon delivery of pilot units and units ready for customers.  Pyramid will also receive a royalty fee of $50 on the use of time access proprietary software on the first 20,000 controllers ordered from Pyramid. In the event that on the date three years after the first date that Host sells the proprietary software, and if Host shall not have paid Royalty Fees to Pyramid in an amount equal to at least $500,000, then Host shall pay to Pyramid an amount equal to $700,000 less the aggregate amount of Royalty Fees paid by Host to Pyramid.  As incentive for timely completion, on September 19, 2006, Host granted 175,000 stock options to Pyramid.  All amounts except for royalty payments as per the proposal, are development costs and have been expensed as incurred as per FASB Statement No. 2, Accounting for Research & Development Costs.  In fiscal 2006, Host paid $480,000 to Pyramid in accordance with the agreement.

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

FRANCHISE AGREEMENT (Continued)

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

Federal Class and Derivative Actions

In August 2005 and September 2005, twelve putative class action complaints were filed in the United States District Court for the District of Connecticut, naming as defendants the Company, Geoffrey W. Ramsey, and David J. Murphy.  One or more of the complaints also named Gilbert Rossomando, Peter Sarmanian, Roger D. Lockhart and EnergyNsync, Inc.   On September 21, 2005, as amended on September 26, 2005, the Court issued a Consolidation and Scheduling Order, consolidating the actions under the caption, In re Host America Securities Litigation, Civil Action No. 05-cv-1250 (VLB) (the “Class Action”).  On February 12, 2007, lead plaintiffs filed an amended Consolidated Complaint for Violations of the Securities Laws (“Consolidated Complaint”), which named as defendants Host, Geoffrey W. Ramsey, David J. Murphy, Peter Sarmanian and Roger D. Lockhart, and purported to be brought on behalf of all persons who purchased the publicly traded securities of the Company between July 12, 2005 and September 1, 2005.  In general, plaintiffs alleged that Host’s July 12, 2005 press release contained materially false and misleading statements regarding Host’s commercial relationship with Wal-Mart. The complaint alleged that the statements harmed the purported class by artificially inflating the price of Host’s securities and that certain defendants personally benefited from the inflated price by selling stock during the alleged class period.  Plaintiffs sought unspecified damages based on alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and under Section 20A.  On March 27, 2007, all defendants filed motions to dismiss the Class Action.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 -	COMMITMENTS AND CONTINGENCIES (Continued)

LEGAL MATTERS (Continued)

Host was also named as a nominal defendant in two shareholder derivative actions filed in the United States District Court for the District of Connecticut.  The captions of those actions were Michael Freede v. Geoffrey Ramsey, et al., Civil Action No. 05-01326 (JBA)(filed August 19, 2005) and Joella W. Cheek v. Geoffrey Ramsey, et al., Civil Action No. 05-01326 (JBA)(filed September 13, 2005). The plaintiffs did not make presuit demand on the Board of Directors.  By order dated October 20, 2005, the court consolidated the derivative actions (hereinafter, the “Federal Derivative Action”), and administratively consolidated that action with the Class Action under the caption,  In re Host America Securities Litigation, Civil Action No. 05-cv-1250 (VLB). On June 22, 2006, the plaintiffs filed a Verified Amended Derivative Complaint, which named as defendants Geoffrey Ramsey, David Murphy, Anne Ramsey, Peter Sarmanian, Gilbert Rossomando, Roger Lockhart,  Host directors C. Michael Horton, Nicholas M. Troiano, Patrick J. Healy, and John D’Antona, and Host itself as a nominal defendant. The Verified Amended Derivative Complaint was based on substantially the same allegations as the Class Action Consolidated Complaint.  It asserted causes of action for breach of fiduciary duty, gross negligence, abuse of control, gross mismanagement, breach of contract, unjust enrichment, and insider trading. The complaint sought an unspecified amount of damages and other relief purportedly on behalf of Host.   On March 27, 2007, all defendants filed motions to dismiss the Federal Derivative Action.

On May 22 and 23, 2007, Host America, its past and present directors and officers named as defendants in the Class and Derivative Actions (the “Host America defendants”), and the plaintiffs filed agreements to settle and fully resolve all claims against the Host America defendants in both actions.  In the Class Action, the Host defendants will use the available proceeds from a directors and officers insurance policy, and have released the carrier from further liability for claims concerning the Company’s July 12, 2005 press release, provided that the settlements are finally approved.  Under the Derivative Action settlement, Host has agreed to adopt certain corporate governance policies and to pay plaintiffs’ attorneys fees.  The parties have asked the Court to grant preliminary approval of both settlements.  If preliminary approval is granted, the settlements will remain subject to additional requirements, including issuance of notice to Class members and Host stockholders and final approval by the Court.  There is no assurance that the Court will grant the requisite approvals, or that the settlements will become final.  The Company will use to fund the proposed settlement payment in part from the proceeds of the Company's insurance policy, which amounts have been accrued in Fiscal 2007.  If the settlement agreements are approved in their present form, the available proceeds from defendants’ insurance policy will be used up, and the insurer will be released from further liability for any claims concerning the Company’s July 12, 2005 press release.

The Company believes that final settlement of the Class and Derivative actions is probable.  If the settlement does not occur and litigation against the Company continues, the Company believes that it has meritorious defenses and intends to defend the case vigorously. If the litigation continues, the Company cannot estimate whether the result of the litigation would have a material adverse effect on its financial condition, results of operations or cash flows.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 -	COMMITMENTS AND CONTINGENCIES (Continued)

LEGAL MATTERS (Continued)

State Court Derivative Action

Host was also named as a nominal defendant in a separate derivative action filed in the Connecticut Superior Court for the Judicial District of New Haven in Bart Hester v. Geoffrey W. Ramsey, et al., filed on or about September 28, 2005 (“Hester” action).  The action named as defendants Geoffrey Ramsey, David Murphy, Anne Ramsey, Peter Sarmanian, Gilbert Rossomando, Roger Lockhart, C. Michael Horton, Nicholas M. Troiano, Patrick J. Healy, and John D’Antona.  The Hester complaint contained allegations and claims substantially similar to those of the Federal Derivative Action described above, and asserted six counts for breach of fiduciary duty for insider selling and misappropriation.  On June 13, 2006, the Superior Court granted Host’s motion to stay all proceedings in Hester in light of the earlier filed Federal Derivative Action.  The Hester action will remained stayed until further order of the Court.

By motion filed on August 8, 2007, Hester has sought to intervene in the Federal Derivative Action purportedly for the purpose of objecting to the settlement. Defendants will oppose the motion.

State Court Individual Suit

On May 2, 2006, 47 plaintiffs who alleged that they had purchased Host securities at artificially inflated prices in reliance on the July 12, 2005 press release brought suit in the Connecticut Superior Court for the Judicial District of New Haven, naming Host as the sole defendant in  Enrique Joe Contreras, et al., v. Host America Corp., Civil Action No. 064013754-S.  The Contreras complaint is based on substantially the same allegations as the Class Action. The complaint asserts causes of action for fraud, fraudulent non-disclosure, fraudulent misrepresentations, negligent misrepresentation, and respondeat superior liability.   On January 18, 2007, the Company filed a request to revise the complaint, and has also moved to stay discovery pending a disposition on its contemplated motion to dismiss.  The Company believes it has substantial and meritorious defenses to the action.

Federal Court Individual Suit

On June 25, 2007, substantially the same group of plaintiffs in the state court Contreras matter filed a complaint in the United States District Court for the District of Connecticut against David J. Murphy, Geoffrey Ramsey, Peter Sarmanian, and Roger D. Lockhart in the matter Anil Sawant, et al. v. Geoffrey W. Ramsey, et. al., Civil Action No. 07-cv-980 (CFD).  The Company is not named as a defendant.  The Sawant complaint asserts the same allegations and claims as the Class Action Consolidated Complaint.   The Company is not aware of any service of the Sawant complaint on any defendant.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 -	COMMITMENTS AND CONTINGENCIES (Continued)

LEGAL MATTERS (Continued)

SEC Investigation

On July 19, 2005, the staff of the Securities and Exchange Commission’s Fort Worth Office initiated an informal inquiry into the facts and circumstances surrounding a press release issued by the Company on July 12, 2005.  On July 22, 2005, the SEC issued a Formal Order of Investigation into the issuance of the press release and initiated a suspension in the trading of the Company’s securities.  On July 17, 2007, Host announced that the staff of the Fort Worth Regional Office of the Securities and Exchange Commission notified the Company that the Commission’s investigation has been terminated as to the Company and no enforcement action has been recommended to the Commission.

Geoffrey Ramsey Arbitration

On December 12, 2005, Geoffrey Ramsey, former President and Chief Executive Officer of the Company, filed a Demand for Arbitration with the American Arbitration Association arising from the Company’s termination of his employment in November of 2005. Mr. Ramsey alleged that the Company terminated his employment without just cause in violation of his employment contract and the covenant of good faith and fair dealing. He seeks severance and fringe benefits until 2009, as well as attorneys’ fees and other economic damages.  Mr. Ramsey initially sought special severance equal to six months of his salary for each calendar year that he was employed by the Company, but subsequently withdrew this claim.

The arbitration was heard on March 26th, 27th, 28th, April 2nd and April 3rd, 2007. Simultaneous briefs were filed on May 29, 2007 and the Arbitrator issued a ruling on July 19, 2007 finding that the Company had just cause to terminate Mr. Ramsey’s employment and that Mr. Ramsey was entitled to thirteen weeks of salary from September 2, 2005 through November 28, 2005.  The Company has provided payment to Mr. Ramsey for his thirteen weeks of salary on August 16, 2007, which has been recorded and accrued at June 30, 2007.

Anne and Debra Ramsey Arbitration

On December 2, 2005, a Demand for Arbitration was filed by Anne Ramsey and Debra Ramsey alleging that their employment was terminated in breach of employment agreements that they purportedly entered into with the Company.  Anne Ramsey, the sister of Geoffrey Ramsey, was the Company’s former Human Resource Director and has served on the Board of Directors since June 18, 2007. Debra Ramsey is the wife of Geoffrey Ramsey and was a former administrative assistant for the Company. The Company terminated both individuals on November 23, 2005.  On or about March 20, 2006, the Company instituted an injunction proceeding in the New Haven Superior Court to permanently enjoin this arbitration on the basis that the Company never authorized the employment agreements relied upon by Anne and Debra and therefore such contracts were void. The matter was tried in November, 2006 and the Court rendered a decision on January 8, 2007 denying a permanent injunction. On January 26, 2007 the Company filed an appeal of the Superior Court decision in the Connecticut Appellate Court and thereafter filed a Motion for Stay with the Superior Court which was granted.   On July 5, 2007 the Company filed its brief with the Appellate Court and it is anticipated that oral argument will occur in the next few months.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 -	COMMITMENTS AND CONTINGENCIES (Continued)

LEGAL MATTERS (Continued)

Other

In addition, there exists routine litigation incidental to the Company’s business, none of which is anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows.

NOTE 16 -	401K PLAN

The Company maintains a 401(k) defined contribution plan which covers all participating employees who have a minimum of one year of service.  The Company provides a cash match benefit at the rate of five percent of the participating employees’ gross contributions.  Employees become fully vested in the Company’s contribution after six years of service.  The Company’s contribution for the years ended June 30, 2007, 2006 and 2005 totaled $1,392, $1,190 and $1,681, respectively.

NOTE 17 -	RELATED PARTY TRANSACTIONS

AGREEMENT FOR SALE OF FOOD SERVICE BUSINESSES

Gilbert Rossomando, a current director and the President of the Lindley subsidiary, and Mark Cerreta, the Executive Vice President of the Lindley subsidiary, are the principals of Lindley Acquisition Corp, the buyer of the Lindley Food Service assets.   Mr. Rossomando refrained from voting with respect to the Board of Directors’ approval of the Lindley Sale Agreement and the related recommendation to our shareholders.  Timothy Hayes, Host’s current Director of Operations of the Corporate Dining segment, is the principal of Host America Corporate Dining, Inc, the Corporate Dining buyer.  In connection with the Corporate Dining Sale, David Murphy, the Company’s President and Chief Executive Officer, will enter into a non-competition agreement with Corporate Dining Buyer for a period of five (5) years following the closing of the Corporate Dining Sale.  Corporate Dining Buyer will pay Mr. Murphy $34,218 as consideration for entering into the non-competition agreement.

HOST AMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 -	RELATED PARTY TRANSACTIONS (Continued)

LEASES

The Company leases land and real property from a partnership owned by Gilbert Rossomando, a current director and President of Lindley Food Service under a newly extended lease agreement which commenced in 2000 and expires in 2010.  The terms of the lease calls for an initial annual payment of $37,080 payable in monthly installments and increasing at a rate of 3% annually for the first five years. RS Services leases its facility from an employee of the Company under a lease agreement with an initial five-year term, which commenced in February 2005, at $60,000 per year, with three subsequent renewal options for two years each.  This lease will terminate pursuant to the sale of substantially all the assets of Lindley Food Service (see note 4).

PRIVATE PLACEMENTS

On July 23, 2007, Host closed the sale of $850,000 of subordinated secured convertible promissory notes (“Notes”) in a private placement to a limited number of accredited investors.  The Notes will bear interest at the rate of 12.00% per annum, payable semi-annually on December 31 and June 30.  The Notes will mature on June 30, 2008, and the unpaid principle balance due and interest accruing on the Notes is convertible at the option of the holder into our common stock at $2.12 per share.  The offer and sale of the Notes was conducted by the officers and directors of the Company who did not receive a commission or other remuneration. As of June 30, 2007 this liability was unsecured.  On July 23, 2007 the security for the payment of the Notes and the performance by the Company of its obligations is a security interest in all of the Company’s right, title and interest in the patent pending and brand name rights relating to the Company’s EnerLume-EM™ energy saving-device.  A total of $475,000 of $850,000 of the Notes was purchased by two directors of the Company on the same terms and conditions as the other purchasers.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 -	INDUSTRY SEGMENT INFORMATION

The Company has two major reportable segments: energy services and energy conservation.  RS Services is the energy services segment and EnerLume-EM™ is the energy conservation segment. The business dining segment which is operated by Host and the unitized meals which is operated by Lindley Food Service have been classified as assets held for sale and are reported as discontinued operations on the consolidated statement of operations..  The segments were determined based on the components of the Company’s business that are evaluated separately by management. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The discontinued operations also include the results of the SelectForce segment which was sold on March 31, 2005.

Business segment financial information as of and for the year ended June 30, 2007 is as follows:

	Energy Services	Energy Conservation	Corporate	Total
Sales to unaffiliated customers	$6,492,489	$701,903	$-	$7,194,392
Segment loss	(2,044,706)	(286,985)	(5,044,879)	(7,376,570)
Depreciation and amortization	357,746	3,455	37,406	398,607
Provision for income taxes	-	-	-	-
Segment assets	2,012,753	630,279	1,666,897	4,309,929
Capital expenditures	1,197	31,091	35,886	68,174

Business segment financial information as of and for the year ended June 30, 2006 is as follows:

	Energy Services	Energy Conservation	Corporate	Total
Sales to unaffiliated customers	$9,654,349	$-	$-	$9,654,349
Segment loss	(3,289,292)	-)	(10,829,528)	(14,118,820))
Depreciation and amortization	419,991	-	46,321	466,312
Provision for income taxes	-	-	-	-
Segment assets	3,554,027	-	1,445,475	4,999,502
Capital expenditures	132,501	-	33,324	165,825

Business segment financial information as of and for the year ended June 30, 2005 is as follows:

	Energy Services	Energy Conservation	Corporate	Total
Sales to unaffiliated customers	$3,199,661	$-	$-	$3,199,661
Segment loss	(5,216,176)	-	(3,985,282)	(9,201,459)
Impairment charge	2,592,968	-	-	2,592,968
Depreciation and amortization	260,251	-	36,525	296,776
Provision for income taxes	-	-	-	-

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 -	SELECTED QUARTERLY DATA (UNAUDITED)

Unaudited quarterly data for the years ended June 30, 2007 and 2006 follows.  Fiscal 2007 and 2006 reflects the results for the food service assets held for sale as discontinued operations (see Note 4).

	Fiscal 2007 Quarter Ended
	June 30, 2007	March 31, 2007	Dec 31, 2006	Sept 30, 2006
Net revenues	$1,912,722	$1,312,545	$1,636,158	$2,332,967
Loss from continuing operations	(1,628,975)	(2,094,359)	(2,051,412)	(1,601,824)
Income (loss) from discontinued operations	411,423	224,852	436,041	231,338
Net loss	(1,217,552)	(1,869,507)	(1,615,371)	(1,370,486)
Basic and diluted EPS:
Continuing operations	(0.16)	(0.23)	(0.23)	(0.20)
Discontinued operations	0.04	0.02	0.05	0.03
Net loss	(0.12)	(0.21)	(0.18)	(0.17)

	Fiscal 2006 Quarter Ended
	June 30, 2006	March 31, 2006	Dec 31, 2005	Sept 30, 2005
Net revenues	$3,460,328	$2,651,921	$1,382,315	$2,159,785
Loss from continuing operations	(1,525,625)	(1,665,966)	(2,974,821)	(7,952,408)
Income (loss) from discontinued operations	189,703	399,049	269,755	323,399
Net loss	(1,335,922)	(1,266,917)	(2,705,066)	(7,629,009)
Basic and diluted EPS:
Continuing operations	(0.20)	(0.24)	(0.44)	(1.21)
Discontinued operations	(0.02)	0.06	0.04	0.05
Net loss	(0.18)	(0.18)	(0.40)	(1.16)

NOTE 20 -	SUBSEQUENT EVENTS

Private Placement

On July 23, 2007, Host closed the sale of $850,000 of subordinated secured convertible promissory notes (“Notes”) in a private placement to a limited number of accredited investors.  The Notes will bear interest at the rate of 12.00% per annum, payable semi-annually on December 31 and June 30.  The Notes will mature on June 30, 2008, and the unpaid principle balance due and interest accruing on the Notes is convertible at the option of the holder into our common stock at $2.12 per share.  The offer and sale of the Notes was conducted by the officers and directors of the Company who did not receive a commission or other remuneration. As of June 30, 2007 this liability was unsecured.  On July 23, 2007 the security for the payment of the Notes and the performance by the Company of its obligations is a security interest in all of the Company’s right, title and interest in the patent pending and brand name rights relating to the Company’s EnerLume-EM™ energy saving-device.

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20 -	SUBSEQUENT EVENTS (Continued)

EnerLume Corp

On July 5, 2007 Host incorporated under the laws of the State of Connecticut EnerLume Corp., which is a wholly owned subsidiary of Host America Corporation.  EnerLume Corp. will be the subsidiary responsible for all sales, marketing and research and development of the Company’s energy conservation products.

SEC Investigation Completed

On July 17, 2007, Host announced that the staff of the Fort Worth Regional Office of the Securities and Exchange Commission (the “Commission”) notified Host that the Commission’s investigation, which was previously announced on July 19, 2005, has been terminated and no enforcement action has been recommended to the Commission.

Expiration of Warrants

On July 23, 2007, Host announced that the publicly traded warrants to purchase common stock (“Warrants”) expired by their terms on July 21, 2007.  The Warrants were out of the money with a strike price of 5.50.  Accordingly, Host filed a Form 15 with respect to the warrants with the Securities and Exchange Commission pursuant to Rule 12g-4(a)(1)(i).  The Warrants were traded under the symbol CAFEW.PK.  Host common stock is currently traded under the symbol CAFÉ.OB

NOTE 21 -	VALUATION AND QUALIFYING ACCOUNTS

Year ended June 30, 2007	Balance at Beginning of Period	Additions (Deletions)		Balance at End of Period
Accounts Receivable:
Allowance for doubtful accounts	$164,364	$(59,038)		$102,326

Deferred Tax Asset:
Valuation Allowance	7,512,098	2,076,821	(1)	9,588,919

Year ended June 30, 2006	Balance at Beginning of Period	Additions		Balance at End of Period
Accounts Receivable:
Allowance for doubtful accounts	$2,326	$162,038		$164,364

Deferred Tax Asset:
Valuation Allowance	4,173,431	3,338,667	(1)	7,512,098

HOST AMERICA CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21 -	VALUATION AND QUALIFYING ACCOUNTS (Continued)

Year ended June 30, 2005	Balance at Beginning of Period	Additions		Balance at End of Period
Accounts Receivable:
Allowance for doubtful accounts	$6,000	$(3,674)		$2,326

Deferred Tax Asset:
Valuation Allowance	1,780,272	2,393,159	(1)	4,173,431

(1)	Valuation allowance directly offsets deferred tax assets.