Form 10-K/A
period 2007-06-30
HOST AMERICA CORP
filed 2007-10-24
CIK 809012

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

At October 19, 2007, 11,328,514 shares of common stock of Host America Corporation were outstanding.

Documents Incorporated by Reference:
See Explanatory Note below.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K/A is to include certain information that was omitted from Part III of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 27, 2007 (the “Original Filing”) because it was incorporated by reference from the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders.  Because the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders will not be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended June 30, 2007, the information required by Part III of the Annual Report on Form 10-K cannot be incorporated by reference and therefore must be included in the Annual Report.  This Amendment No. 1 contains the information that was previously omitted from Part III of the Annual Report.

This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing, except as required to reflect the additional information included in Part III of this Form 10-K/A.  Additionally, this amended Form 10-K/A, except for the additional information included in Part III, speaks as of the filing date of the Original Filing and does not update or discuss any other Company developments after the date of the Original Filing.  All information contained in this amended Form 10-K/A and the Original Filing is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the Original Filing date with the Securities and Exchange Commission.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information concerning the current directors and executive officers of the Company:

Name	Age	Position	Director Since	Term to Expire

David J. Murphy	50	Chief Executive Officer, President and Director	1986	2007
Michael C. Malota	43	Chief Financial Officer and Corporate Secretary	*	*
Gilbert Rossomando	49	President of Lindley and Director	2000	2008
Mark Cerreta	48	Executive Vice President of Lindley	*	*
Ronald R. Sparks	45	President of RS Services	*	*
John D’Antona	64	Director	1998	2008
Patrick J. Healy	63	Director	1998	2008
Nicholas M. Troiano	50	Director	2004	2009
_____________________
*	Messrs. Malota, Cerreta and Sparks are not directors of the Company.

All directors will hold office until their successors have been elected and qualified.  Our Articles of Incorporation, as amended, provide that the members of our Board of Directors shall be divided into three classes, as nearly equal in number as possible, with one class being elected each year.  Directors in each class are elected for three-year terms.

Each of our officers provides services to us on a full time basis pursuant to employment agreements and will serve until a successor is appointed by the Board or until the earlier of his resignation or removal.  The following is a biographical summary of the business experience of our current directors and executive officers.

There are no family relationships between any directors and executive officers of the Company.

David J. Murphy – Mr. Murphy co-founded the Company and has served as President and Chief Executive Officer since February 2007 and previously served as our Acting President and Chief Executive Officer since August 2005.  Mr. Murphy has also served as a director since 1986.  From 1986 to 2007, he served as Executive Vice President and from 1998 to 2007, he also served as our Chief Financial Officer.  Mr. Murphy has more than 25 years experience in the food service industry.  Currently, he is responsible for all financial and operational aspects of the Company.  From 1984 to 1986, he was the Operations Manager for Campus Dining at the University of New Haven and served as Adjunct Professor in the Hotel, Restaurant and Tourism School. From 1983 to 1984, he was involved in operations at Hamilton College in Clinton, New York and Fairleigh Dickinson University in Madison, New Jersey.  Mr. Murphy received his B.S. degree in International Business from Quinnipiac University in Hamden, Connecticut, and a certificate in Exporting Marketing from the same college.  He has also completed post graduate courses in business.

Michael C. Malota – Mr. Malota has served as our Chief Financial Officer and Corporate Secretary since February 2007.  He has extensive financial experience with over 15 years working in corporate finance and accounting. Mr. Malota was employed as Director of Special Operations of the Company from July 2005 to February 2007.  Mr. Malota served as a consultant from June 2000 to June 2005 to multi-national and international corporations including Danzas-Air Express International from June 2000 to December 2001 and GE Capital from March 2002 to December 2004.  Prior to June 2000, he served as a corporate controller for medium size corporations in both service and manufacturing.  He has additional experience in mergers and acquisitions, corporate planning, internal controls, taxation and project management.  He graduated from

Sacred Heart University in December 1989 with a Bachelor’s Degree in Finance and earned his MS Degree in Corporate Tax from the University of New Haven in 1998.

Gilbert Rossomando – Mr. Rossomando has served as a director since July 2000 and is one of the founders of Lindley Food Services.  Mr. Rossomando served as an officer and director of Lindley from July 1995 to July 2000 and continues to serve as President of Lindley Food Services, our subsidiary, where he is responsible for cost analysis, sales and marketing, contract bidding and employee policies.  Mr. Rossomando has a Bachelor’s Degree in Business Administration and Food Service Management from the University of New Haven.

Mark Cerreta – Mr. Cerreta is a co-founder of Lindley Food Services, Inc., and since July 2000 has served as the Executive Vice President in charge of Host’s Lindley operations.  From July 1995 to July 2000, Mr. Cerreta served as an officer and director of Lindley.  Mr. Cerreta is currently responsible for customer relations, purchasing, commodity processing for donated foods and negotiating bid pricing with manufacturers.  He has a Bachelor’s Degree in Business Administration and Food Service Management from the University of New Haven.

Ronald R. Sparks – Mr. Sparks is the co-founder of RS Services, Inc. and, since October 2000, has served as its President.  Mr. Sparks has more than 27 years experience in the electrical contracting industry and holds Electrical Contractor Licenses in approximately 20 states.  Currently, he is responsible for the day-to-day management of all marketing, financial and sales activities for RS Services.  Prior to October 2000, Mr. Sparks served as Vice President and General Manager for Ellsworth Electric.  He has provided services and contracts all over the United States and Mexico.

John D’Antona – Mr. D’Antona has served as a director since February 1998.  Mr. D’Antona has 25 years experience in a variety of food service marketing and sales positions and is the New England Regional Manager for Mother Parker Tea and Coffee.  Mother Parker Tea and Coffee, a Canadian company, was established in 1912 and is the largest private label and producer of tea and coffee in North America.

Patrick J. Healy – Mr. Healy has been a director since February of 1998. He is the Senior Vice President for Finance and Administration for Quinnipiac University and has held this position for the past 20 years.  He received his Bachelor’s Degree in Accounting from Quinnipiac University, his MBA from the University of New Haven, a doctorate in Educational Leadership, Higher Education Administration from the University of Connecticut, and completed the higher education program at the Institute for Educational Management at Harvard University.  He has been on the Board of the Connecticut Chapter of the Leukemia and Lymphoma Society since 1992, where he served as Treasurer, Vice President, and Chapter President.  He was elected to the National Board of the Leukemia and Lymphoma Society in 1996, and also serves on the Board of The Children’s Corner in Ridgefield, Connecticut.

Nicholas M. Troiano – Mr. Troiano has been a director since February 2004.  Mr. Troiano is an attorney engaged in the practice of law in New Haven, Connecticut.  From 2000 to the present, he has been in private practice in New Haven, Connecticut.  He was an Assistant Town Attorney for the Town of Hamden, Connecticut from 1998 to 2000.  From 1996 to 1998, Mr. Troiano was a partner at Liberli & Troiano in New Haven, Connecticut.  From 1993 to 1996, Mr. Troiano worked in the Chief Clerk’s Office of the Superior Court of New Haven.  He served as counsel and research analyst for House Republican members of the House of Representatives of the Connecticut General Assembly from 1988 to 1991.  Mr. Troiano also served on the Hamden Legislative Council as Sixth District Councilman from 1991 to 1997.  Mr. Troiano received a B.A. from Lake Forest College and a J.D. from the University of Puget Sound School of Law.

Involvement in Certain Legal Proceedings

As disclosed in the Original Filing, certain executive officers and directors are named parties in several class action and derivative lawsuits arising from the events surrounding a July 12, 2005 press release issued by the Company.  For a more detailed description of these legal proceedings, see Legal Proceedings in Item 3 of the Original Filing.

Corporate Governance Principles and Board Matters

Host America is committed to having sound corporate governance principles and practices.  Our primary corporate governance documents, including our Code of Ethics and our Audit Committee and Compensation Committee Charters, are available to the public on our website at www.hostamericacorp.com.  The following is a discussion of our current corporate governance principles and practices.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics to provide guidance on maintaining our commitment to being honest and ethical in our business endeavors.  The Code of Ethics applies to our directors, executive officers and employees and covers a wide range of business practices, procedures and basic principles regarding corporate and personal conduct.  A copy of the code is available on our website at www.hostamericacorp.com.  In addition, we undertake to provide without charge, upon request, a copy of our Code of Ethics.  Requests should be submitted in writing to: Host America Corporation, Two Broadway, Hamden, Connecticut 06518.

Independence of Directors

The Board has determined that Messrs. D’Antona, Healy and Troiano are independent within the meaning of the director independence standards as set forth in NASDAQ Rule 4200 and have no material relationship with Host, directly or indirectly, that would interfere with the exercise of independent judgment.  Generally, the Board of Directors determines the independence of each director based on the standards adopted by the Board that comply with NASDAQ Rule 4200.

Board Meetings

Our Board of Directors held eight meetings during fiscal 2007 and took various other corporate actions pursuant to unanimous written consents.  All directors attended 100% of the board meetings and assigned committee meetings during fiscal 2007. As a general matter of policy, Board members are expected to attend our annual meetings.  The 2006 Annual Meeting of Shareholders was attended by four of the five directors comprising the Board at that time.

Committees of the Board

We have established audit, compensation, executive and public disclosure committees.  We have provided information about these committees below.  Copies of the Audit and Compensation Committee charters are available at www.hostamericacorp.com.

The Board believes that, considering our size and the members currently serving as directors, decisions relating to nominations for election to the Board can be made on a case-by-case basis by all members of the Board without the formality of a nominating committee or a nominating committee charter.

Audit Committee.  The Audit Committee is presently composed of three independent directors: Patrick Healy, Nicholas Troiano and John D’Antona.  The Chairman of the Audit Committee is Patrick Healy.  Each member of the Audit Committee satisfies the independence standards specified in NASDAQ Rule 4200 and Rule 4350(d). The Audit Committee held eleven meetings during fiscal 2007, including six meetings with our independent registered public accounting firm.  All current members of the Audit Committee are able to read and understand fundamental financial statements, including a balance sheet, income statement and cash flow statement.  The Board has determined that Mr. Healy qualifies as an audit committee financial expert as defined within Section 229.407(d)(5)(ii) of the Securities Exchange Act of 1934.  The Audit Committee has adopted a charter, which was ratified and approved by the Board, and can be found on our website at www.hostamericacorp.com.

The Audit Committee assists the Board in fulfilling its responsibilities with respect to matters involving the accounting, financial reporting and internal control functions of the Company and our subsidiaries.  This includes assisting the Board in overseeing: (i) the integrity of our financial statements; (ii) our compliance with legal and regulatory requirements; (iii) the independent registered public accounting firm’s qualifications and independence; and (iv) the performance of our independent registered public accounting firm.  The committee retains our independent registered public accounting firm, subject to shareholder ratification, and consults with and reviews the reports of our independent registered public accounting firm and those of our internal financial staff.

Compensation Committee.  The Compensation Committee is presently composed of John D’Antona, Patrick Healy and Nicholas Troiano.  The Chairman of the Compensation Committee is John D’Antona.  Each member of the Compensation Committee satisfies the independence standards specified in NASDAQ Rule 4200 and Rule 4350(c).  The Compensation Committee shall meet with such frequency and at such intervals as it shall determine is necessary to carry out its duties and responsibilities.  There were five meeting held during fiscal 2007.  The Compensation Committee has adopted a charter, which was ratified and approved by the Board, and can be found on our website at www.hostamericacorp.com.

Our Compensation Committee determines the objectives of our Company’s compensation program for executives.  The policies and procedures of the Compensation Committee are to:

•	determine and approve the compensation of the Company’s Chief Executive Officer (the “CEO”);
•
make recommendations to the Board with respect to executive compensation for non-CEO executive officers, incentive compensation for executives and equity-based plans that are subject to Board approval;

•
assist the Board in its oversight of the development, implementation and effectiveness of the Company’s policies and strategies relating to its human capital management function, including but not limited to those policies and strategies regarding recruiting, retention, career development and progression, management succession, diversity and employment practices; and

•	prepare any report on executive compensation required by the rules and regulations of the Securities and Exchange Commission.

Our CEO currently initiates compensation discussions with the Compensation Committee, providing requests and seeking approval from the committee and/or the Board of Directors before finalizing any new employment contracts or changes to existing contracts.

Our Compensation Committee has the authority to seek advice and assistance from outside consultants and our executive officers in determining and evaluating director, CEO and other executive officer compensation.  The Compensation Committee has the authority to obtain advice and assistance from any officer, the Human Resources Department, or any outside legal experts or other advisors.

Executive Committee.  The Executive Committee is presently composed of Nicholas Troiano, Patrick Healy, David Murphy and John D’Antona, and has the authority to act on behalf of the Board of Directors during periods between meetings of the Board, subject to specific statutory prohibitions mandating actions that must be taken by the full Board of Directors.  The Chairman of the Executive Committee is Nicholas Troiano.  There were six meetings held during fiscal 2006.

Public Disclosure Committee.  The Public Disclosure Committee is presently composed of Nicholas Troiano and Michael C. Malota, our Chief Financial Officer and Corporate Secretary.  This committee is assisted by David Murphy, our CEO and President, as well as our outside legal counsel.  The Chairman of the Public Disclosure Committee is Nicholas Troiano. The committee reviews public disclosures to be made by the Company and evaluates the accuracy and completeness of such disclosures.  The committee further ensures the timely dissemination of information to the public in accordance with securities laws and other applicable regulatory requirements.  As per its charter, the Public Disclosure Committee does not hold regular meetings, but is in continual communication as necessary.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the federal securities laws, Host’s directors and officers are required to report to the SEC their beneficial ownership of common stock or warrants and any changes in that ownership.  Specific dates for such reporting have been established by the SEC and we are required to report any failure to file by the established dates during fiscal year 2007.  Based solely on the review of the Forms 3, 4 and 5 furnished to us and certain representations made to us, we believe that during the year ended June 30, 2007, there were no filing deficiencies under Section 16(a).

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Programs

Our compensation programs are designed to remunerate highly-productive and process-orientated executives.  Elements of compensation for our executives include annual salary, stock option awards, health, disability and life insurance, expense allowances and minor perquisites such as auto and communications allowances.  The Company chooses to pay each element of compensation in order to incentivize executives for annual performance.  The Company has not utilized incentives related to financial performance in past compensation decisions nor during the current restructuring of executive management, as the Company has been subject to various fluctuations of net loss, including substantial non-cash charges and less predictable charges associated with litigation, including class action suits and the SEC investigation.  It is imperative for the Company to compensate the current management for their continued assistance during this time in the Company’s history in a manner that does not directly relate to specific financial goals or parameters.

The Company uses the following factors to determine the amount of salary and other benefits to pay each executive:

•	the financial stability of the Company;
•	the potential future value of the executive’s services; and
•	the value that the executive has previously provided the Company.

These elements and the Company’s decisions regarding such elements fit into the Company’s overall compensation objectives by helping to secure the future potential of our operations, facilitating the entry and enhancement of new and existing markets, providing proper compliance and regulatory guidance, and helping to create a cohesive team effort.

Our compensation program is designed to create a balanced reward, utilizing both a market-driven approach with external compensation benchmarks balanced with our current cash considerations.  The Compensation Committee is provided resources and references that include up-to-date compensation tables and charts, as well as industry benchmarks to determine market ranges.  It is important to establish a competitive working environment that includes compensation at a reasonable level.

Equity Compensation

We grant stock options as equity incentives according to the parameters of the relevant stock option plan.  The Company hopes to align the motivations of key employees with the interests of existing shareholders for mutual benefit through the grant of equity compensation. The Board of Directors grants options in its discretion and at such times as may be permitted under the Company’s Internal Trading Policy.  Pricing of stock options are measured by the closing price on the grant date, which is most often the date as referenced by Board of Director’s approval of the underlying options.  Grants of options from the 2005 Stock Option Plan are intended to be incentive stock options, within the meaning of section 422(b) of the Internal Revenue Code.

Role of Management in Awarding Executive Compensation

Our Chief Executive Officer initiates the compensation discussions with the Compensation Committee, providing requests and seeking approval from the committee and/or the full Board of Directors before finalizing any new employment contracts or changes to existing contracts.

Base Compensation

Below is a summary of each executive’s compensation during fiscal 2007.  Our compensation programs are designed to remunerate our highly productive and process oriented executives.  Elements of compensation for our executives include: annual salary, stock option awards, health, disability and life insurance, expense allowances and minor perquisites such as auto and communications allowances.  The Company chooses to pay each element of compensation in order to incentivize executives for continued performance.  The Company has not utilized incentives related to financial performance in past compensation decisions nor during the current restructuring of our food service and electrical energy management division, as the Company has been subject to various fluctuations of net loss, including substantial non-cash charges and less predictable charges associated with litigation, including class action suits and the SEC investigation.  The Company uses the following factors to determine the amount of salary and other benefits to pay each executive:  1) the financial stability of the Company; 2) the potential future value of what the executive can provide; and 3) the value that the executive has previously provided the Company.

David J. Murphy

Mr. Murphy’s employment agreement provides for annual salary increases to be approved by the Compensation Committee and/or the Board of Directors.  Mr. Murphy received a 12% salary increase effective July 1, 2005, bringing his salary to $190,000 per year.  The Board took into consideration the additional responsibilities involved with integrating new acquisitions and the focus on energy management.  Up to that point, Mr. Murphy had performed Chief Financial Officer responsibilities for two food service companies located in Connecticut. With the acquisition of RS Services, an electrical energy management company located in Oklahoma, Mr. Murphy took on additional responsibilities, as this new line of business was in addition to the existing food service businesses.  The Board also took into consideration Mr. Murphy’s past contributions and his potential future value to the Company.  Additionally, the Board considered comparable compensation provided at the time to other director level executives and determined that Mr. Murphy’s increase was warranted.  In addition to his base salary, Mr. Murphy receives health and dental insurance, long term disability insurance, life insurance and vacation.  He is provided with the opportunity to participate in the Company’s stock option plans on a basis consistent with other officers of the Company.

Mr. Murphy’s compensation package compares with that provided to chief executive officers in comparable companies as follows:  His base salary is $190,000 and his total compensation for fiscal year 2007, including health insurance and related benefits was $223,841.  According to information provided by Salary.com-CompAnalyst, in 2006, chief executive officers of New Haven, Connecticut Retail & Wholesale companies with fewer than 50 million in revenues earned an average base salary of $274,000, with an average total compensation of $466,000.  His compensation package is at the low to median range of CEOs for comparable companies.  Mr. Murphy was acting CEO from August 2005 until he accepted the role as Chief Executive Officer on February 23, 2007.  He has not received any salary increases since July 1, 2005.

Michael C. Malota

Mr. Malota’s employment agreement as Chief Financial Officer provides for a base salary of $165,000, plus benefits, including health insurance, long term disability insurance, life insurance, vacation and sick days.  He is provided with the opportunity to participate in the Company’s stock option plans on a basis consistent with other similarly situated executives of the Company.  As a condition to entering into his employment agreement, Mr. Malota was awarded with 100,000 shares of restricted common stock, vesting fully after one year.  The Board of Directors determined Mr. Malota’s salary based on his previous contributions to the Company as Director of Special Projects and as incentive for him to accept the Board’s offer of a position as Chief

Financial Officer and Corporate Secretary.  Mr. Malota’s compensation package compares with that provided to chief financial officers in comparable companies as follows:  His base salary is $165,000, and his total compensation for 2007 was $241,400, which includes partial vesting of stock compensation.  According to information provided by Salary.com-CompAnalyst, in 2006, chief financial officers of New Haven, Connecticut Retail & Wholesale companies with fewer than 50 million in revenues earned an average base salary of $191,800, with an average total compensation of $267,500.  His base compensation package is at the low to median range of CFOs for comparable companies, and his equity compensation is at the median range.  We believe Mr. Malota’s compensation package was appropriate given his past contributions as Director of Special Operations of the Company from July 2005 to February 2007.   Mr. Malota’s potential future value to the Company is considered to be high given his level of experience and educational background, and he is expected to be a key employee instrumental in the success of the Company.  Mr. Malota has extensive financial experience with over 15 years working in corporate finance and accounting and served as consultant and corporate controller to large multi-national and international corporations.  He has additional experience in mergers and acquisitions, corporate planning, internal controls, taxation and project management.

Gilbert Rossomando

Mr. Rossomando’s employment agreement as President of Lindley states that the executive receives an annual 5% increase throughout the term of the agreement, currently through August 2008.  Mr. Rossomando received his stated increase on August 1, 2006.  Mr. Rossomando’s salary is $181,182; his   employment agreement also provides for benefits generally available to senior management of the Company.  The Board of Directors determined Mr. Rossomando’s salary based on his previous contributions to the Company as President of Lindley as well as his potential future value to the Company, including his ability to acquire new clients and retain current clients by overseeing the operations of Lindley.  His base salary is $181,182 and his total compensation for fiscal year 2007 was $205,699.  According to information provided by Salary.com-CompAnalyst, in 2006, top sales and marketing executives of New Haven, Connecticut Retail & Wholesale companies with fewer than 50 million in revenues earned an average base salary of $183,900, with an average total compensation of $253,200.  His compensation package is at the median range of top sales and marketing executives for comparable companies.

Mark Cerreta

Mr. Cerreta’s employment agreement as Executive Vice President of Lindley states that the executive receives an annual 5% increase throughout the term of the agreement, currently through August 2008.  Mr. Cerreta received his stated increase on August 1, 2006.  Mr. Cerreta’s salary is $181,182; his employment agreement also provides for benefits generally available to senior management of the Company.  The Board of Directors determined Mr. Cerreta’s salary based on his previous contributions to the Company as Executive Vice President of Lindley as well as his potential future value to the Company, including his ability to acquire new clients and retain current clients by overseeing the operations of Lindley.  His base salary is $181,182 and his total compensation for fiscal year 2007 was $204,556.  According to information provided by Salary.com-CompAnalyst, in 2006, top sales and marketing executives of New Haven, Connecticut Retail & Wholesale companies with fewer than 50 million in revenues earned an average base salary of $183,900, with an average total compensation of $253,200.  His compensation package is at the median range of top sales and marketing executives for comparable companies.

Ronald R. Sparks

Mr. Sparks’ employment agreement as President of RS Services provides for annual salary increases commencing on January 1, 2005.  Mr. Sparks has received an increase in his base salary to $163,240 due to his increased responsibilities resulting from the energy management division’s newly focused marketing and sales efforts.  Mr. Sparks’ employment agreement also provides for benefits generally available to senior management of the Company.  The Board of Directors determined Mr. Sparks’ salary based on his extensive experience in the electrical field and his previous contributions to the Company as President of RS Services, Inc. as well as his potential future value to the Company, including his technical ability, his ability to acquire new clients and his ability to retain current clients by overseeing the operations of RS Services.   His base

salary is $163,240 and his total compensation for fiscal year 2007 was $183,903.  According to current information provided by Salary.com-CompAnalyst, of all company sizes in 2006 top operations executives in the Duncan, Oklahoma area earned an average base salary of approximately $229,457 with an average total compensation of $311,832.  Mr. Sparks’ compensation package is at the low range of top operational executives in the Duncan, Oklahoma area.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee in fiscal 2007 were John D’Antona, Patrick Healy and Nicholas Troiano. None of the Compensation Committee members were at any time during fiscal 2007, or at any other time, an officer or employee of Host America Corporation or any of our subsidiaries. No member on the Compensation Committee serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based on the committee’s review and discussions with management, has recommended to the full Board of Directors that the Compensation Discussion and Analysis be included in our annual report on Form 10-K, as amended, for the year end June 30, 2007.

Respectfully submitted by the Compensation Committee of the Board of Directors:

John D’Antona (Chairman)
Patrick Healy
Nicholas Troiano

Summary Compensation Table

The following table sets forth information with respect to the compensation earned by our Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers (the “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)

David J. Murphy, Chief Executive Officer and President(2)	2007 2006	$190,000 $189,532	-0- -0-	-0- -0-	-0- $111,286	$27,577 $23,424	$223,841 $324,242
Michael C. Malota, Chief Financial Officer(3)	2007 2006	$142,789 $132,000	-0- -0-	$94,500 -0-	-0- $65,140	$4,111 -0-	$241,400 $197,140
Gilbert Rossomando, President of Lindley(4)	2007 2006	$180,352 $171,764	-0- -0-	-0- -0-	-0- $16,693	$25,347 $22,193	$205,699 $210,650
Mark Cerreta, Exec. Vice President of Lindley(5)	2007 2006	$180,352 $171,764	-0- -0-	-0- -0-	-0- $16,693	$24,204 $21,958	$204,556 $210,415
Ronald R. Sparks, President of RS Services(6)	2007 2006	$163,240 $153,359	-0- -0-	-0- -0-	-0- -0-	$24,995 $22,281	$188,235 $175,640

(1)
The value of stock and option awards is the compensation expense amount recognized in the applicable fiscal year for financial statement reporting purposes in accordance with FAS 123R.  The grant date fair value of stock awards for financial statement reporting purposes in accordance with FAS 123R is included in the “Grants of Plan-Based Awards in 2007” table below.  A discussion of the relevant fair value assumptions is set forth in Note 1 to the Company’s consolidated financial statements in the Annual Report on Form 10-K for the year ended June 30, 2007.

(2)
As set forth under “All Other Compensation” during fiscal year 2007, Mr. Murphy received health insurance benefits totaling $11,564, car payment allowance of $6,264, disability and life insurance of $5,417, 401K benefits of $2,918 and dental insurance benefit of $1,414.  During fiscal year 2006, Mr. Murphy received health insurance benefits totaling $10,792, car payment allowance of $6,678, disability and life insurance of $3,664, 401K benefits of $475 and dental insurance benefit of $1,815.  He was appointed as our President and Chief Executive Officer by the Board of Directors on February 23, 2007.

(3)
As set forth under “All Other Compensation” during fiscal year 2007, Mr. Malota received health insurance of $4,111.  Mr. Malota served as Director of Special Operations during the fiscal year ended June 30, 2006.  He was appointed as Chief Financial Officer by our Board of Directors on February 23, 2007.

(4)
As set forth under “All Other Compensation” during fiscal year 2007, Mr. Rossomando received health insurance benefits totaling $11,564, car payment allowance of $7,281, disability and life insurance of $4,028, 401K benefits of $1,158 and dental insurance benefit of $1,316.  During fiscal year 2006, Mr. Rossomando received health insurance benefits totaling $10,792, car payment allowance of $7,115, disability and life insurance of $4,028 and 401K benefits of $258.

(5)
As set forth under “All Other Compensation” during fiscal year 2007, Mr. Cerreta received health insurance benefits totaling $11,564, car payment allowance of $7,281, disability and life insurance of $3,629, 401K benefits of $1,046 and dental insurance benefit of $684.  During fiscal year 2006, Mr. Cerreta received health insurance benefits totaling $10,792, car payment allowance of $7,279, disability and life insurance of $3,629 and 401K benefits of $258.

(6)
As set forth under “All Other Compensation” during fiscal year 2007, Mr. Sparks received health insurance benefits totaling $9,513, car payment allowance of $10,200, disability and life insurance of $5,282.  During fiscal year 2006, Mr. Sparks received health insurance benefits totaling $9,513, car payment allowance of $10,200, disability and life insurance of $2,568.

Grants of Plan-Based Awards in 2007

The following table provides information about equity and non-equity awards granted to the Named Executive Officers in 2007.

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Full Grant Date Fair Value ($)(2)
		Threshold (#)	Target (#)	Maximum (#)

David J. Murphy	—–	—–	—–	—–	—–	—–	—–	—–
Michael C. Malota	2/23/07	—–	—–	—–	100,000	—–	—–	$189,000
Gilbert Rossomando	—–	—–	—–	—–	—–	—–	—–	—–
Mark Cerreta	—–	—–	—–	—–	—–	—–	—–	—–
Ronald R. Sparks	—–	—–	—–	—–	—–	—–	—–	—–

(1)
This amount includes 100,000 shares of restricted stock granted to Mr. Malota on February 23, 2007 at a market price of $1.89, in connection with his appointment as Chief Financial Officer.  Of this amount, 50,000 shares vested immediately, 25,000 shares vested on August 23, 2007 and 25,000 shares are scheduled to vest on February 23, 2008.

(2)
The value of stock awards is the grant date fair value determined under FAS 123R  A discussion of the relevant fair value assumptions is set forth in Note 1 to the Company’s consolidated financial statements in the Annual Report on Form 10-K for the year ended June 30, 2007.

Employment Agreements with Named Executive Officers

Murphy Agreement

We have an employment agreement with David Murphy for a term extending through 2009.  Mr. Murphy’s agreement provides for a current salary of $190,000 and for stock options, not specified in amount but on a basis consistent with those offered to other officers.  As of June 30, 2007, the annual salary of Mr. Murphy was $190,000.  In addition, the employment agreement provides that if the executive were to terminate employment for good reason or if we terminated his employment for any reason except good cause (as defined), we would pay severance benefits constituting his salary and fringe benefits throughout the term of the agreement or for two years, whichever is greater.   If such termination occurred after a change of control, we would pay a special severance benefit equal to six months salary, plus fringe benefits, for every calendar year of his employment with the Company.  In the event that the executive’s employment terminated because of his disability, we would pay a severance benefit of one year’s salary plus benefits.   The employment agreement provides that any disputes will be settled by binding arbitration.

Malota Agreement

We have an employment agreement with Michael C. Malota through 2008, which commenced on February 23, 2007.  Mr. Malota receives a base salary of $165,000 a year plus benefits, including health, life and disability insurance. He is also eligible to receive common stock pursuant to the following vesting schedule:  (i) 50,000 shares upon execution of his employment agreement; (ii) 25,000 shares vested on August 23, 2007; and (iii) 25,000 shares that will vest on February 23, 2008.

Sparks Agreement

We have a three-year employment agreement with Ronald Sparks, which commenced on February 16, 2005.  Mr. Sparks receives a base salary of $163,240 a year plus benefits, including a car allowance and health, life and disability insurance. He is also eligible to receive incentive bonuses based upon the performance of the RS Services operations.

Rossomando and Cerreta Agreements

We have employment agreements with Gilbert Rossomando and Mark Cerreta for terms extending through August 1, 2008.  Messrs. Rossomando and Cerreta each receive a base salary of $180,352 plus benefits, including a car allowance and health and disability insurance.  The agreements provided that their base salaries would increase annually by 5%, subject to approval by our Board of Directors.  These agreements are expected to terminate following the completion of the proposed sale of our food service business as disclosed in our Original Filing.

Outstanding Equity Awards at 2007 Fiscal Year-End

The following table sets forth information about the outstanding equity awards for each of the Named Executive Officers as of June 30, 2007.

	Option Award					Stock Awards
Name	Number of Securities Underlying Unexercised Options – Exercisable (#)	Number of Securities Underlying Unexercised Options – Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares Or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares or Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)

David Murphy	5,000 30,000 25,000 20,000 50,000 50,000 50,000 50,000	-0-	-0-	$ 5.00 $ 2.25 $ 4.00 $2.6875 $ 2.45 $ 2.00 $ 7.30 $ 2.87	08/10/07 08/17/09 05/17/10 12/04/10 02/12/12 03/26/13 03/31/14 07/07/15
Michael C. Malota	40,000	-0-	-0-	$ 3.15	07/01/15	50,000	$105,000
Gilbert Rossomando	12,000 18,000 5,500 18,000 7,500	-0-	-0-	$2.6875 $ 2.45 $ 2.00 $ 7.30 $ 2.87	12/04/10 02/12/12 03/26/13 03/13/14 07/07/15
Mark Cerreta	12,000 18,000 5,500 18,000 7,500	-0-	-0-	$2.6875 $ 2.45 $ 2.00 $ 7.30 $ 2.87	12/04/10 02/12/12 03/26/13 03/13/14 07/07/15
Ronald R. Sparks	18,000	-0-	-0-	$ 4.04	03/16/15

(1)
The amount set forth equals the number of shares of restricted stock indicated multiplied by the closing price of our common stock on June 29, 2007 of $2.10.  The amount assumes the maximum percentage of shares of restricted common stock will vest based on the passage of time and is not necessarily indicative of the amount that may be realized by our Named Executive Officers.

Option Exercises and Stock Vested in 2007

The following table sets forth information about stock awards that vested during 2007.  There were no stock option exercises by Named Executive Officers during 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)

David Murphy	—–	—–	—–	—–
Michael C. Malota(2)	—–	—–	50,000	$94,500
Gilbert Rossomando	—–	—–	—–	—–
Mark Cerreta	—–	—–	—–	—–
Ronald Sparks	—–	—–	—–	—–

(1)	The value realized on vesting was calculated by multiplying our closing price of our common stock on the date of vesting, February 23, 2007, of $1.89 by the amount of shares that had vested.
(2)	Mr. Malota was granted 100,000 shares of restricted common stock on February 23, 2007, 50,000 shares of which vested on that date.

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

Potential Payments Upon Termination or Change-of-Control

Our Company has entered into employment agreements with each of the Named Executive Officers.  Specific provisions regarding payments on termination are provided below.  Dollar amounts are estimates based on salary as of June 30, 2007 and benefits paid to the Named Executive Officer in fiscal year 2007.

David J. Murphy

Voluntary Termination by the Executive or Termination on Account of Death:

Mr. Murphy is entitled to the following benefits upon voluntary termination or termination upon death: salary accrued through the date of termination not to exceed $190,000; accrued but previously unpaid bonuses; and benefits accrued by or reimbursable to Mr. Murphy through the date of termination, not to exceed $23,424.  Stock options granted to Mr. Murphy, which are governed by the applicable stock option plan, will terminate 30 days after voluntary termination, and will terminate 12 months after termination on account of death.

Termination by the Company without Cause or by the Executive for Good Reason:

If Mr. Murphy is terminated by the Company without cause or if Mr. Murphy voluntarily terminates his employment for good reason, he is entitled to the following benefits:  salary throughout the term of the employment agreement or for two years, whichever is greater, with total salary paid not to exceed $570,000; and fringe benefits throughout the term of the agreement or for two years, whichever is greater, with total benefits not to exceed $70,272.  Mr. Murphy may elect to receive payment to which he is entitled in either a single lump sum within thirty days after the termination date, or paid out in monthly, quarterly, annual or other periodic payments.  Stock options granted to Mr. Murphy, which are governed by the applicable stock option plan, will terminate 30 days after termination without cause or by the executive for good reason.

Termination by the Company Because of Disability:

Mr. Murphy is entitled to a severance benefit of one year’s salary, not to exceed $190,000, and benefits, not to exceed $23,424, if he is terminated from the Company by reason of disability.  Stock options granted to Mr. Murphy, which are governed by the applicable stock option plan, will terminate 12 months after termination on account of disability.

Termination Following a Change in Control:

If Mr. Murphy is terminated following a change in control of the Company, he is entitled to a special severance benefit equal to six months salary, plus fringe benefits, for every calendar year of his employment with the Company.  Salary shall not exceed $1,900,000 and benefits shall not exceed $234,240. Mr. Murphy may elect to receive payment to which he is entitled in either a single lump sum within thirty days of the termination date, or to be paid out in monthly, quarterly, annual or other periodic payments.  Stock options granted to Mr. Murphy, which are governed by the applicable stock option plan, will terminate 30 days after termination due to change in control.

Michael C. Malota

Voluntary Termination by the Executive or Termination on Account of Death:

Mr. Malota is entitled to the following benefits upon voluntary termination or termination upon death:  salary accrued through the date of termination not to exceed $165,000; accrued but previously unpaid bonuses; and benefits accrued by or reimbursable to Mr. Malota through the date of termination, not to exceed $21,450.  Stock options granted to Mr. Malota, which are governed by the applicable stock option plan, will terminate 30 days after voluntary termination, and will terminate 12 months after termination on account of death.

Termination by the Company without Cause or by the Executive for Good Reason:

If Mr. Malota is terminated by the Company without cause or if Mr. Malota voluntarily terminates his employment for good reason, he is entitled to the following benefits:  salary throughout the term of the employment agreement with total salary paid not to exceed $247,500; and fringe benefits throughout the term of the agreement, with total benefits not to exceed $32,175.  Stock options granted to Mr. Malota, which are governed by the applicable stock option plan, will terminate 30 days after termination without cause or by the executive for good reason.

Termination by the Company Because of Disability:

Mr. Malota is entitled to a severance benefit of one year’s salary, not to exceed $165,000, and benefits, not to exceed $21,450, if he is terminated from the Company by reason of disability.  Stock options granted to Mr. Malota, which are governed by the applicable stock option plan, will terminate 12 months after termination on account of disability.

Gilbert Rossomando

Termination upon Death:

Upon death, Mr. Rossomando’s estate is entitled to his base salary, not to exceed $180,352, and his benefits through date of termination, not to exceed $25,348.  Stock options granted to Mr. Rossomando, which are governed by the applicable stock option plan, will terminate 30 days after voluntary termination, and will terminate 12 months after termination on account of death.

Termination upon Disability:

Upon disability, Mr. Rossomando is entitled to his base salary for the remainder of the calendar month during which termination is effective and for the lesser of three consecutive months thereafter or the period until disability insurance benefits commence, which amount shall not exceed $180,352.  Stock options granted to Mr. Rossomando, which are governed by the applicable stock option plan, will terminate 12 months after termination on account of disability.

Termination by Company for Cause:

If Mr. Rossomando is terminated by the Company for cause, he is entitled to his base salary to the date of termination, amount not to exceed $180,352.  Stock options granted to Mr. Rossomando, which are governed by the applicable stock option plan, will terminate immediately for cause.

Mark Cerreta

Termination upon Death:

Upon death, Mr. Cerreta’s estate is entitled to his base salary, not to exceed $180,352, and his benefits through date of termination, not to exceed $24,204.  Stock options granted to Mr. Cerreta, which are governed by the applicable stock option plan, will terminate 12 months after termination on account of death.

Termination upon Disability:

Upon disability, Mr. Cerreta is entitled to his base salary for the remainder of the calendar month during which termination is effective and for the lesser of three consecutive months thereafter or the period until disability insurance benefits commence, which amount shall not exceed $180,352.  Stock options granted to Mr. Cerreta, which are governed by the applicable stock option plan, will terminate 12 months after termination on account of disability.

Termination by Company for Cause:

If Mr. Cerreta is terminated by the Company for cause, he is entitled to his base salary to the date of termination, amount not to exceed $180,352.  Stock options granted to Mr. Cerreta, which are governed by the applicable stock option plan, will terminate immediately for cause.

Ronald J. Sparks

Voluntary Termination, Death or Certain Other Terminations:

Upon voluntary termination, death or other certain terminations, Mr. Sparks is entitled to the following benefits:  all salary accrued through the termination date, not to exceed $163,240; any accrued but previously unpaid bonuses; and all other benefits accrued by or reimbursable through the termination date, not to exceed $20,663.  Stock options granted to Mr. Sparks, which are governed by the applicable stock option plan, will terminate 30 days after voluntary termination, and will terminate 12 months after termination on account of death.

Termination by the Company without Cause or by the Executive for Good Reason:

If Mr. Sparks is terminated by the Company without cause or if Mr. Sparks voluntarily terminates his employment for good reason, he is entitled to the following benefits:  salary that would have been paid through the expiration date of the agreement, not to exceed $163,240, and all other benefits accrued by or reimbursable through the termination date, not to exceed $20,663.  Stock options granted to Mr. Sparks, which are governed by the applicable stock option plan, will terminate 30 days after termination without cause or by the executive for good reason.

Termination by Company Because of Disability:

Upon disability, Mr. Sparks is entitled to all salary for one year following the termination date, not to exceed $163,240, and all other benefits accrued by or reimbursable through the termination date, not to exceed $20,663.  The Company shall make all payments of salary on a weekly basis.  Stock options granted to Mr. Sparks, which are governed by the applicable stock option plan, will terminate 12 months after termination on account of disability.

Non-Employee Director Compensation

Our non-employee directors receive $500 for each meeting attended in person, $250 for participation in each telephonic meeting of the Board of Directors, and $250 for participation, in person or by telephone conference, in each committee meeting.  In addition, directors are reimbursed for out-of-pocket expenses for attending meetings of the Board of Directors or committees.

The Compensation Committee of the Board of Directors had generally awarded options to directors annually in the prior fiscal years, with such award grants based on the responsibility level of the director.  The Compensation Committee has not awarded stock options to directors since July 2005 and the Board has not yet adopted any formal option award policy to compensate directors annually or periodically.  The purpose of awarding stock options as compensation to the directors is to provide supplemental compensation in addition to the cash component and to continue to align directors’ interests with shareholders.  Our overall goal is to attract, retain, and motivate our directors and to align the directors with the creation of shareholder value.

The following table sets forth certain information regarding compensation earned by or awarded to each non-employee director who served on our Board of Directors in 2007.  Directors who are employees of Host are not compensated for their services as directors.

Name(1)	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Total ($)

John D’Antona	$ 7,500	-0-	-0-	$ 7,500
Patrick J. Healy	$ 8,750	-0-	-0-	$ 8,750
Nicholas M. Troiano	$11,500	-0-	-0-	$11,500
FORMER DIRECTORS
Anne L. Ramsey(2)	$ 3,000	-0-	-0-	$ 3,000
Peter Sarmanian(3)	$ 2,500	-0-	-0-	$ 2,500
C. Michael Horton(4)	$ 1,500	-0-	-0-	$ 1,500

(1)
David J. Murphy, our President and Chief Executive Officer and Gilbert Rossomando, the President of Lindley, are not included in this table as Messrs. Murphy and Rossomando are current employees and receive no compensation for their service as directors.  The compensation received by Messrs. Murphy and Rossomando as employees is set forth in the Summary Compensation Table.

(2)	Ms. Ramsey served as a director until June 18, 2007 when her term as a director expired and she was not re-nominated to serve on the Board.
(3)	Mr. Sarmanian resigned from the Board on February 23, 2007 to pursue personal business interests.
(4)	Mr. Horton resigned from the Board on February 23, 2007 to pursue personal business interests.

As of June 30, 2007, each non-employee director had the following number of options and restricted stock awards outstanding: Mr. D’Antona 64,500 options and no restricted stock awards; Mr. Healy 83,000 options and no restricted stock awards; and Mr. Troiano 25,500 options and no restricted stock awards. Additional information concerning the security ownership of our directors is set forth in Item 12 of this report.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of our shares of common stock as of October 19, 2007 (except where another date is indicated) by: each person known by us to beneficially own more than five percent of our common stock, each director and nominee for director, each of the Named Executive Officers listed in the Summary Compensation Table, and all of our directors and executive officers as a group.   This information is based upon filings made by such persons with the Securities and Exchange Commission and upon information provided to us.

Beneficial ownership is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options or warrants held by that person that are currently exercisable or that are or may become exercisable within 60 days of October 19, 2007 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and under applicable community property laws, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite the shareholder’s name. Applicable percentage ownership in the following table is based on 11,328,514 shares of common stock outstanding as of October 19, 2007.

Unless otherwise indicated below, the address of each of the principal shareholders is c/o Host America Corporation, Two Broadway, Hamden, Connecticut 06518.

Security Ownership of Certain Beneficial Owners
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common Stock Outstanding

MidSouth Investor Fund LP 201 4[t]h Avenue North, Suite 1950 Nashville, Tennessee 37219	729,000	(1)	6.44%

First New York Securities L.L.C. 850 Third Avenue, 17th Floor New York, New York 10022	610,015	(2)	5.39%

(1)
Lyman O. Heidtke, as the President of Heidtke & Company, which serves as the manager and investment advisor for MidSouth Investor Fund, LP, has discretionary authority to vote and dispose of the securities held by MidSouth Investor Fund, LP, and thus is deemed to have indirect beneficial ownership thereof. MidSouth Investor Fund, LP owns 400,000 shares of common stock and warrants to purchase 147,000 shares of common stock.  Additionally, Mr. Heidtke directly owns 140,000 shares of common stock and warrants to purchase 42,000 shares of common stock, which have been aggregated with the beneficial ownership of MidSouth Investor Fund, LP.

(2)
Amount beneficially owned as a group pursuant to Section 13(d)(3) of the Exchange Act.  Includes 277,015 shares of common stock beneficially owned by First New York Securities L.L.C. (“FNYS”), 84,000 shares of common stock and warrants to purchase 15,000 shares of common stock beneficially owned by Steve Heinemann, an employee of FNYS, 109,500 shares of common stock and warrants to purchase 15,000 shares of common stock beneficially owned by Doug Lipton, a partner of FNYS, and 109,500 shares of common stock beneficially owned by Jay Goldstein, a partner of FNYS.

Security Ownership of Management

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common Stock Outstanding

David J. Murphy, Chief Executive Officer	529,180	(1)	4.56%
Michael C. Malota, Chief Financial Officer	140,000	(2)	1.23%
Gilbert Rossomando, President, Lindley	102,395	(3)	*
Mark Cerreta, Executive Vice President, Lindley	114,895	(4)	1.01%
Ronald R. Sparks, President, RS Services	510,277	(5)	4.50%
John D’Antona, Director	64,574	(6)	*
Patrick J. Healy, Chairman of the Board	327,084	(7)	2.82%
Nicholas M. Troiano, Director	73,920	(8)	*
All Directors and Executive Officers as a Group (8 persons)	1,862,325		16.22%

*	Less than 1%.
(1)	Mr. Murphy is the beneficial owner of 242,100 shares of Common Stock, options to purchase 280,000 shares of Common Stock and warrants to purchase 7,080 shares of Common Stock.
(2)	Mr. Malota is the beneficial owner of 100,000 shares of Common Stock, and options to purchase 40,000 shares of Common Stock.
(3)	Mr. Rossomando is the beneficial owner of 41,395 shares of Common Stock and options to purchase 61,000 shares of Common Stock.
(4)	Mr. Cerreta is the beneficial owner of 53,895 shares of Common Stock and options to purchase 61,000 shares of Common Stock.
(5)	Mr. Sparks is the beneficial owner of 492,277 shares of Common Stock and 18,000 stock options.
(6)	Mr. D’Antona is the beneficial owner of 74 shares of Common Stock, options to purchase 64,500 shares of Common Stock.
(7)
Mr. Healy is the beneficial owner of 38,037 shares of Common Stock, options to purchase 83,000 shares of Common Stock, warrants to purchase 29,160 shares of Common Stock and 176,887 shares of Common Stock issuable upon the conversion of a convertible secured promissory note.

(8)
Mr. Troiano is the beneficial owner of 1,250 shares of Common Stock, options to purchase 25,500 shares of Common Stock and 47,170 shares of Common Stock issuable upon the conversion of a convertible secured promissory note.

Changes in Control

There is no agreement or understanding known to us, including any pledge by any person of our securities, the operation of which would at a subsequent date result in a change in control.

Securities Authorized for Issuance under Equity Compensation Plans

The information required pursuant to Item 201(d) of Regulation S-K can be found under Item 5 of the Original Report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENENCE

Review, Approval or Ratification of Transactions with Related Persons

Our Executive Committee and Audit Committee have adopted written policies and procedures relating to approval or ratification of related party transactions. Under the adopted policies and procedures, our Audit Committee is to review the material facts of all interested transactions that require the Committee's review and either approve or disapprove of an entry into the interested transactions, subject to certain exceptions, by taking into account, among other factors it deems appropriate, whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person's interest in the transaction. No director may participate in any discussion or approval of an interested transaction for which he or she is a related party. If an interested transaction will be ongoing, the Committee may establish guidelines for our management to follow in its ongoing dealings with the related party and then at least annually must review and assess ongoing relationships with the related party.

To assist the Audit Committee in showing that a financial benefit, such as the awarding of a contract to a company in which a director is a partner, is given on arm’s length terms, the approval process outlined below will be followed. The Committee has also resolved that where applications are made by a related party to a director or officer, the director or officer shall exclude himself/herself from the approval process.

Approval Process

The Committee is required to evaluate the following factors of any potential related party interest, including evaluating relevant supporting documentation, to determine if an interest constitutes a related person transaction requiring approval:

•	financial conditions of the transaction;
•	the conditions of the contract, and special consideration, if applicable;
•	the potential benefits to Host; and
•	the comparability and compatibility to an external arms length transaction.

The Committee should be comprised of independent directors with relevant skills and knowledge appropriate for assessing the value and importance of the work being tendered and be free of any conflict of interest that might undermine the objectivity of the assessment.  During the decision process, the Committee should ensure that a fair and equitable procedure has been carried out by considering the following factors pertaining to the potential transaction:

•	open and effective competition;
•	value for money;
•	the benefit of the transaction in enhancing Host’s business and industry;
•	potential risks, opportunity and protections; and
•	ethical behavior and fair dealing.

The Committee shall approve or deny all related person transactions. Any approval shall be in writing and contain detailed information so that the selection is fully justifiable.  Any person with an interest in either the recommended transaction or another related person transaction should not be present for the discussion of the recommended transaction and may not vote to approve or disapprove the recommended transaction.

A Related Party is identified as:

•	any director or executive officer of Host;
•	a spouse or de facto spouse of a director or officer, or a parent, son or daughter of a director or officer or their spouse or de facto spouse;
•	any entity over which a director or officer or family member of a director or officer has a controlling interest;
•	any nominee for election as a director; or
•	any security holder who beneficially owns more than 5% of any class of voting securities.

A Related Person Transaction is identified as follows:

•	any transaction in which a related party has a direct or indirect material interest and which transaction exceeds $100,000;
•
any transaction that includes payment of property or services in excess of 5% of Host’s consolidated gross revenues from an entity that is owned 10% or more by a related party, or as executive officer of such entity; or

•	any other relationship that is substantially similar in nature and scope to the above transactions.

Such related person transactions shall be disclosed in our public filings with the Securities and Exchange Commission with the following information:

•	the participant in a transaction having a direct or indirect material interest;
•	the nature, amount and duration of such transaction, and the potential future transactions resulting from such transaction; and
•	a description of any relationships not otherwise disclosed that were included during such transaction.

We expect our directors, officers and employees to act and make decisions that are in our best interests and encourage them to avoid situations which present a conflict between our interests and their own personal interests.  Our directors, officers and employees are prohibited from taking any action that may make it difficult for them to perform their duties, responsibilities and services to Host in an objective and fair manner.

Agreement for Sale of Food Service Businesses

Corporate Dining

On April 17, 2007, we entered into an Asset Purchase Agreement with Host America Corporate Dining, Inc. (the “Host Purchaser”) for the sale of substantially all of the assets relating to our corporate dining business that specializes in the management of corporate dining rooms and cafeterias and such ancillary services as special event catering and office coffee services. The proposed sale of assets includes the “Host America” name. The President of the Host Purchaser is Timothy Hayes, a current employee as the Director of Operations of our corporate dining division. The consideration to be paid to us pursuant to the Host Purchase Agreement consists of cash in the amount of $1.2 million, which is subject to adjustment based on the number of corporate dining accounts and inventory amounts two days prior to closing.

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

On August 31, 2007, we entered into an amendment to the Asset Purchase Agreement dated April 17, 2007.  Pursuant to the Amendment, $196,097 out of the total purchase price consideration paid by Host Purchaser to the Company at closing will be held in escrow by an escrow agent for a period of 120 calendar days after the closing date, subject to release upon the determination by one of the Company’s current customers as to whether or not it will terminate one or more of its current corporate dining contracts.  In the event that the customer notifies Host Purchaser during the escrow period of its decision to terminate one or more of the contracts, all or a portion of the escrow (as determined by an adjustment schedule set forth in the Amendment) will be paid to Host Purchaser.  All or any portion of the escrow not paid to Host Purchaser at the end of the escrow period will be paid to the Company.  In the event that the customer decides to maintain all of its contracts with Host Purchaser, the entire escrow will be paid to the Company.

On October 19, 2007, our shareholders approved the sale of our corporate dining business and we expect the transaction to close on October 26, 2007.

Lindley Food Services

On April 17, 2007, we and our subsidiary Lindley Food Services entered into an Asset Purchase Agreement with Lindley Acquisition Corporation for the sale of substantially all of the assets relating to our Lindley Food Services subsidiary that engages in contract packaging, school meals and senior feeding services. The President of the Lindley Purchaser is Gilbert Rossomando, the President of our Lindley Food Services subsidiary and a current director of Host. The Vice President of the Lindley Purchaser is Mark Cerreta, the Executive Vice President of our Lindley Food Services subsidiary. The consideration to be paid to us pursuant to the Lindley Purchase Agreement consists of cash in the amount of $2.5 million, which is subject to adjustment based on the net asset value of the Lindley subsidiary two days prior to closing. Mr. Rossomando has abstained from voting on this transaction.

Completion of the transaction is subject to, among other things, the Lindley Purchaser obtaining satisfactory financing, our receipt of shareholder approval to consummate the transaction contemplated by the agreement, the execution of non-compete agreements by us and Lindley Food Services, as well as all other customary closing conditions.

On October 19, 2007, our shareholders approved the sale of our Lindley Food Services business and we expect the transaction to close on October 26, 2007.

Leases

Lindley

We lease land and real property in Bridgeport, Connecticut for our Lindley operations from a partnership owned by Gilbert Rossomando and Mark Cerreta under a newly-extended lease agreement expiring in 2010.  The lease provides for an initial annual payment of $37,080 payable in monthly installments and increasing at a rate of 3% annually for the next five years.  We believe this is a competitive lease rate for similar real estate in Bridgeport, Connecticut.  As described above, we anticipate closing the sale of our Lindley Food Services business on October 26, 2007 and at such time, we will no longer be subject to the Bridgeport, Connecticut lease.

RS Services

RS Services leases its facility in Duncan, Oklahoma from Ronald Sparks under a lease agreement with an initial five-year term at $60,000 per year, with three subsequent renewal options for two years each.  We believe this is a competitive lease rate for similar real estate in Duncan, Oklahoma.

Private Placements

On July 5, 2006, we completed the private placement of $350,000 aggregate principal amount of secured promissory notes with five insiders, including certain officers and directors, and entered into a security agreement with respect to the notes. The notes bear interest at the rate of ten percent per annum and may be prepaid in whole or in part at any time without penalty, but in no event later than 180 days from the date of issuance. On January 11, 2007, we entered into a Modification Agreement with four of the five noteholders to extend the final maturity date to January 5, 2008.  However, all indebtedness owing by us to Shelter Island Opportunity Fund, LLC must be paid in full before any principal payments may be made under the notes.  On January 11, 2007, the balance of the notes was $300,000.

On July 23, 2007, we sold $850,000 of subordinated secured convertible promissory notes (“Notes”) in a private placement to a limited number of accredited investors.  The Notes bear interest at the rate of 12.00% per annum, payable semi-annually on December 31 and June 30.  The Notes will mature on June 30, 2008, and the unpaid principle balance due and interest accruing on the Notes is convertible at the option of the holder into our common stock at $2.12 per share.  The offer and sale of the Notes was conducted by the officers and directors of the Company who did not receive a commission or other remuneration.  As security for the payment of the Notes and the performance by its obligations, we assigned to the Note holders a security interest in all of its right, title and interest in the patent pending and brand name rights relating to the Company’s EnerLume-EM™ energy saving-device.  A total of $475,000 of $850,000 of the Notes was purchased by two directors of the Company on the same terms and conditions as the other purchasers.

Director Independence

The Board has determined that Messrs. D’Antona, Healy and Troiano are independent within the meaning of the director independence standards as set forth in NASDAQ Rule 4200 and have no material relationship with Host, directly or indirectly, that would interfere with the exercise of independent judgment.  Generally, the Board of Directors determines the independence of each director based on the standards adopted by the Board that comply with NASDAQ Rule 4200.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to Host for professional services by Mahoney Cohen & Company, CPA, P.C. and J.H. Cohn LLP for the fiscal years 2007 and 2006, respectively:

	Fiscal 2007	Fiscal 2006
Audit Fees	$777,311	$223,391
Audit-Related fees	-	1,550
Tax Fees	63,192	12,202
All Other Fees	-	-
Total Fees	$840,503	$237,143

Audit Fees.  This category includes the aggregate fees billed for professional services rendered for the audits of Host’s consolidated financial statements in fiscal years 2007 and 2006, for the reviews of the financial statements included in Host’s quarterly reports on Form 10-Q in fiscal 2007 and 2006, and for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.  We engaged Mahoney Cohen & Company, CPA, P.C., as our independent registered public accounting firm on June 29, 2006.  On May 2, 2006, J.H. Cohn, LLP resigned as our independent public accounting firm. As a result, fees reflected in the table are those fees billed by Mahoney Cohen & Company, CPA, P.C and J.H. Cohn for the services listed.  Mahoney Cohen & Company, CPA, P.C. provided services to us, in our 2007 fiscal year, for the restatement of our 2004 fiscal year end audit as well as the completion of our 2005 fiscal year end audit.  J.H. Cohn provided services to Host for the 2004 fiscal year end audit and 2005 audit and quarterly reviews. There were no fees billed by Mahoney Cohen & Company, CPA, P.C. in the fiscal year 2006.  Fees billed by J.H. Cohn LLP in fiscal 2006 related to audit fees were $223,391.

Audit-Related Fees.  This category includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by the independent auditors that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under “Audit Fees,” and generally consist of fees for due diligence in connection with accounting consultation.  Fees billed by J.H. Cohn LLP for fiscal 2006 audit related fees were $1,550.

Tax Fees.  This category includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice.  Fees billed by J.H. Cohn LLP in fiscal 2006 tax fees were $12,202.

All Other Fees.  This category includes the aggregate fees billed in each of the last two fiscal years for products and services provided by the independent auditors that are not reported above under “Audit Fees,” “Audit-Related Fees,” or “Tax Fees.”

Pre-Approval of Audit and Non-Audit Services

In accordance with the pre-approval policies established by the audit committee charter, the committee pre-approved approximately 90% of the audit related fees, tax fees and other fees during the fiscal year ended 2007, and approximately 87% of such fees during the fiscal year ended 2006.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(3) Exhibits.

Exhibit Number	Description
23.1	Consent of Independent Registered Public Accounting Firm.*
24	Power of Attorney (included in signature page hereto).*
31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002*
_____________________
*   Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOST AMERICA CORPORATION

October 24, 2007	By: /s/ DAVID J. MURPHY
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DAVID J. MURPHY	President, Chief Executive Officer	October 24, 2007
David J. Murphy	and Director (Principal Executive Officer)

/s/ MICHAEL C. MALOTA	Chief Financial Officer	October 24, 2007
Michael C. Malota	(Principal Financial and Accounting Officer)

/s/ PATRICK J. HEALY	Director	October 24, 2007
Patrick J. Healy

/s/ JOHN D’ANTONA	Director	October 24, 2007
John D’Antona

/s/ GILBERT ROSSOMANDO	Director	October 24, 2007
Gilbert Rossomando

/s/ NICHOLAS M. TROIANO	Director	October 24, 2007
Nicholas M. Troiano