Form 10-Q
period 2007-09-30
EnerLume Energy Management Corp.
filed 2007-11-14
CIK 809012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number: 0-16196

 ENERLUME ENERGY MANAGEMENT CORP.
(Exact name of registrant as specified in its charter)

Colorado	06-1168423
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2 Broadway Hamden, Connecticut	06518-2697
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (203) 248-4100

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐  Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No☒

On November 12, 2007, there were 11,328,514 shares of the registrant’s common stock, $.001 par value, outstanding.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2007 (Unaudited)	June 30, 2007 (Audited)
CURRENT ASSETS
Cash and cash equivalents	$462,264	$458,705
Accounts receivable, net of allowance for doubtful accounts of $141,005 and $102,326 at September 30 and June 30, 2007	2,101,860	2,449,707
Inventories	424,066	426,878
Prepaid expenses and other current assets	60,763	87,580
Assets of discontinued operations held for disposition	4,595,018	4,689,813
Total current assets	7,643,971	8,112,683

EQUIPMENT AND IMPROVEMENTS, net	430,164	502,580

OTHER ASSETS
Other	10,000	-
Deferred financing costs, net	141,423	226,979
Intangible assets, net	142,500	157,500
	293,923	384,479
Total Assets	$8,368,058	$8,999,742

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Demand note payable	$473,223	$473,223
Current portion of long-term debt	2,159,705	1,267,382
Current portion of unsecured debt	1,253,300	1,231,600
Accounts payable	3,587,925	3,958,996
Accrued expenses	2,654,910	2,487,760
Debt advances	-	675,000
Liabilities of discontinued operation to be assumed	2,374,692	2,243,111
Total current liabilities	12,503,755	12,337,072

LONG-TERM LIABILITIES
Long-term debt, less current portion	241,380	276,171
Unsecured debt, less current portion	1,784,948	1,744,626
	2,026,328	2,020,797
Total liabilities	14,530,083	14,357,869

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $.001 par value, 2,000,000 shares authorized	-	-
Preferred stock, Series B, $.001 par value, 266,667 shares issued and outstanding	267	267
Common stock, $.001 par value, 80,000,000 shares authorized; 10,903,514 and 10,878,514 issued and outstanding at September 30 and June 30, 2007, respectively	10,904	10,879
Additional paid-in capital	42,759,171	42,415,018
Accumulated deficit	(48,932,367)	(47,784,291)
Total stockholders’ deficiency	(6,162,025)	(5,358,127)
Total Liabilities and Stockholders’ Equity (Deficiency)	$8,368,058	$8,999,742

See accompanying notes to the condensed consolidated financial statements.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

	2007	2006

NET REVENUES	$2,177,061	$2,332,967

OPERATING COSTS AND EXPENSES
Cost of revenues	1,485,955	2,047,448
Selling, general and administrative expenses	1,452,151	1,492,761
Depreciation and amortization	43,034	55,359
Research and development costs	2,364	137,117
	2,983,504	3,732,685

Loss from operations	(806,443)	(1,399,718)

OTHER INCOME (EXPENSE)
Other income	961	2,058
Amortization of deferred financing costs	(85,556)	(23,378)
Amortization of debt discount	(229,348)	(62,022)
Interest expense	(238,923)	(118,764)
	(552,866)	(202,106)
Loss from continuing operations	(1,359,309)	(1,601,824)

Income from operations classified as discontinued	219,233	231,338

Net loss	(1,140,076)	(1,370,486)

Preferred stock dividends	(8,000)	(8,000)

Net loss applicable to common stockholders	$(1,148,076)	(1,378,486)

Net earnings (loss) per share – basic and diluted:
Loss per share from continuing operations	$(0.13)	$(0.20)
Earnings per share from discontinued operations	0.02	0.03

Net loss per share	$(0.11)	$(0.17)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,880,416	8,071,840

See accompanying notes to the condensed consolidated financial statements.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,140,076)	$(1,370,486)
Income from discontinued operations	219,233	231,338
Loss from continuing operations	(1,359,309)	(1,601,824)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	92,841	103,640
Bad debt expense	37,379	13,751
Non cash interest expense	104,500	-
Non cash rent expense	-	22,084
Amortization of debt discount	229,348	62,022
Non-cash compensation	112,141	89,431
Amortization of deferred financing costs	85,556	23,378
Loss on disposal of property and equipment	597	-
Changes in operating assets and liabilities	118,175	123,565
Net cash used in operating activities of continuing operations	(578,772)	(1,163,953)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	300	-
Purchases of equipment and improvements	(6,321)	(4,910)
Net cash used in investing activities of continuing operations	(6,021)	(4,910)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from demand note	-	113,600
Proceeds from issuance of common stock, net	-	905,000
Proceeds from long-term debt	175,000	350,000
Principal payments on long-term debt	(32,258)	(35,858)
Net cash provided by financing activities of continuing operations	142,742	1,332,742

Net cash provided by (used) in continuing operations	(442,051)	163,879

Net cast provided by discontinued operations:
Net cash provided by operating activities	483,575	234,508
Net cash used in investing activities	(9,159)	(15,543)
Net cash used in financing activities	(28,806)	(25,111)
Total net cash provided by discontinued operations	445,610	193,854

NET INCREASE IN CASH	3,559	357,733

Cash, beginning of period	458,705	280,267

Cash, end of period	$462,264	$638,000

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED) (Continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
	2007	2006

Cash paid during the quarter for:
Interest – continuing operations	$33,785	$24,984
Interest – discontinuing operations	10,586	10,544
Income taxes– continuing operations	-	-
Income taxes– discontinuing operations	9,900	16,553

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	2007	2006

Equipment acquired through assumption of notes payable and capital leases	$-	$6,910
Dividends on preferred stock	8,000	8,000
Promissory note issued for rental expense	-	22,084
Debt forgiven on disposal of property – discontinued operations	-	13,034
Beneficial conversion charge on convertible debt	232,037	-

See accompanying notes to the condensed consolidated financial statements.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

EnerLume Energy Management Corp., formerly Host America Corporation, (“EnerLume”, “Host” or the “Company”) was incorporated in Delaware on February 6, 1986 under the name University Dining Services, Inc.  On March 9, 1998, the Company filed a certificate of amendment changing its name to Host America Corporation, and during fiscal 1999 changed its state of incorporation from Delaware to Colorado.  On October 24, 2007, Host America Corporation filed a certificate of amendment changing its name from Host America Corporation to EnerLume Energy Management Corp.  Currently, EnerLume is an energy management organization, which specializes in providing management of electricial energy conservation and services.  In July 2000, the Company purchased all of the issued and outstanding shares of Lindley Food Service Corporation (“Lindley”).  Lindley provided unitized meals primarily under fixed-price contracts for governmental programs.  On March 28, 2002, the Company purchased all of the issued and outstanding shares of SelectForce, Inc. (“SelectForce”), a regional employment and drug screening company located in Oklahoma City, Oklahoma.  On March 31, 2005, the Company and T.E.D. Corporation (“Purchaser”) entered into a Share Purchase Agreement whereby the Company sold to the Purchaser all of its shares in SelectForce.  The Company decided to sell SelectForce in order to concentrate its resources on its food and energy management operations, to streamline its overall operation and to raise capital.  On December 23, 2003, the Company purchased all of the issued and outstanding shares of GlobalNet Energy Investors, Inc. (“GlobalNet”).  GlobalNet, located in Carrollton, Texas, promoted energy saving products and technology.  On October 29, 2004, the Company purchased the operating assets of FoodBrokers, Inc. (“FoodBrokers”), a food service company located in Bridgeport, Connecticut. On February 16, 2005, GlobalNet Acquisition Corp. (“Global”), a newly-formed, wholly-owned subsidiary, acquired and merged with RS Services, an Oklahoma corporation, pursuant to the terms and conditions of the Agreement of Merger and Plan of Reorganization dated September 29, 2004.  As a result, Global, as the surviving corporation, changed its name to RS Services, Inc. (“RS Services”), a Connecticut corporation, which conducts the electrical services business.  On April 7, 2005, GlobalNet was merged into RS Services.  As used herein, “RS Services” or “RS” refers to RS Services, Inc. before the Merger and RS Services, Inc. together with Global after the Merger.  On October 26 and October 31, 2007, the Company sold substantially all the assets of its Corporate Dining and Lindley unitized meals food service division. (See Note 2).

GOING CONCERN

The Company incurred net losses of $1,140,076 and $1,370,486 for the quarter ended September 30, 2007 and 2006, respectively. The Company had $578,772 and $1,163,953 of cash that was used in operating activities in continuing operations for the three months ended September 30, 2007 and 2006, respectively.  At September 30, 2007 the Company had a working capital deficiency and a stockholders’ deficiency of $4,859,784 and $6,162,025 respectively.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

GOING CONCERN (Continued)

In addition, as described in Note 7, the Company is currently involved in significant litigation that can have an adverse effect on the Company’s operations.  The Company has been named defendant in numerous litigations, including shareholder lawsuits. If an adverse ruling with any or all of these legal matters occurs, the Company may be forced to make material payments, restructure operations, sell off a significant portion of its assets or take other necessary and appropriate matters to ensure its ability to continue operations.

As discussed above, the Company has suffered recurring losses from continuing operations, has negative cash flows from operations, has a stockholders’ deficiency at September 30, 2007 and is currently involved in significant litigations that can have an adverse effect on the Company’s operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company plans to improve cash flow through continued focus, deployment and promotion of its energy management segment and the underlying technology associated with our newly designed light controller.  The Company also plans to continue its efforts to identify ways of reducing operating costs and to increase liquidity through additional equity and debt financings and has entered into agreements with institutional investment firms that could provide additional equity and debt financings. Additionally, the Company sold substantially all the assets of the food service division.  The completion of these financings and the operational initiatives are expected to improve the Company’s cash flow and to help foster the implementation of the Company’s current initiatives and business plan.

BASIS OF PRESENTATION

The condensed consolidated financial statements of EnerLume Energy Management Corp. and subsidiaries for the three months ended September 30, 2007 and 2006 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) and disclosures necessary to present fairly the financial position, results of operations and cash flows for the periods presented.  The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the SEC.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007, previously filed under the name Host America Corporation.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of EnerLume and its wholly-owned subsidiaries since the date of acquisition.  The consolidated financial statements reflect the accounts and results of corporate dining and unitized meals as discontinued operations for the three months ended September 30, 2007 and 2006 within the accompanying financial statements, as those assets are classified as assets held for disposition and liabilities to be assumed.

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

Inventories consist of the following as of September 30 and June 30, 2007:

	September 30, 2007	June 30, 2007

Raw materials	$92,596	$87,908
Finished goods	331,470	338,970

Totals	$424,066	$426,878

REVENUE RECOGNITION

The Company derives its revenues from continuing operations from electrical customer contracts for service work performed and from the conservation products delivered. The Company derives its revenues from discontinued operations from business dining management and the sale and delivery of unitized meals (food service division).  We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectibility is reasonably assured.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

REVENUE RECOGNITION (Continued)

Energy Management.  Our energy management division recognizes revenues from contract installations on a percentage of completion basis and the installation of computerized products when the products are delivered and the installation is complete. Contract installations with the RS Services, Inc. subsidiary specifically included service related contracts that extended beyond the fiscal reporting periods.  EnerLume accounted for these projects on a percentage of completion basis, which is governed by SOP 81-1.  As work in progress continues, the contracts specify for progress payments and the acceptance of the work from the buyer as delivered.  The measurement of performance during the recognition process is calculated by the contract value of the total work to date.  The contract billings require a set invoicing schedule either on a monthly and/or quarterly basis.  Revenue is recognized based on the performance rendered at the measurement date.  The Company has incurred costs and estimated earnings in excess of billings of $42,088 and $54,408 at September 30, 2007 and June 30, 2007, respectively, which are included in accounts receivable.

Discontinued Operations. The Company recognizes business dining revenue at the time the cafeteria and catering services are performed.  In addition, the Company recognizes commissions on vending sales from third parties during the period in which the commissions are earned. The Company’s calculation of net revenues includes reductions for credit card discount fees and customer sales discounts on payments.  The Company recognizes reductions for credit card discount fees from charges associated with credit card merchant service providers against our respective gross credit card sales, and recognizes customer sales discounts on payments for select clients who pay on a timely basis on a 3/14 net discount.  The net reductions are 0.2% or less of total revenue.  Most of Lindley’s unitized meals programs are awarded through a competitive bidding process for fixed priced contracts of various governmental agencies.  Lindley recognizes revenues generated by these senior feeding and school breakfast and lunch programs when the meals are delivered daily to the various congregate feeding sites and schools, respectively.  All food service operation revenues are reflected in discontinued operations in the consolidated statements of operations.

RESEARCH AND DEVELOPMENT

Research and development costs related to our energy management division are charged to expense when incurred.  The amount charged to expense for the three months ended September 30, 2007 and 2006 was $2,364 and $137,117 respectively.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

Net loss per common share was computed based upon 10,880,416 and 8,071,840 weighted average number of common shares outstanding during the three months ended September 30, 2007 and 2006, respectively.

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

The September 30, 2007 preferred stock dividend declared of $8,000 has been added to the net loss of $1,140,076 for the quarter ended September 30, 2007 to calculate the net loss applicable to common stockholders of $1,148,076 and the corresponding net loss per common share of $0.11.  The 2006 preferred stock dividend declared of $8,000 has been added to the net loss of $1,370,486 for the quarter ended September 30, 2006 to calculate the net loss applicable to common stockholders of $1,378,486 and the corresponding net loss per common share of $0.17.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NET EARNINGS (LOSS) PER COMMON SHARE (Continued)

Convertible preferred shares subject to potential dilution totaled 266,667 for the quarters ended September 30, 2007 and 2006. Shares under stock purchase options totaled 1,143,278 and 1,171,478 for the quarters ended September 30, 2007 and 2006, respectively.  Shares under warrants totaled 2,344,929 and 2,701,279 for the quarters ended September 30, 2007 and 2006, respectively.  Convertible notes subject to potential dilution totaled 82,524 shares for the quarter ended September 30, 2006.

SEGMENT INFORMATION

The Company’s primary operating segments are the energy services segments of RS Services and energy conservation management segment consisting of EnerLume Corp.

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

The Company recorded the cost of stock options in the September 30, 2007 period of $6,141 and in the September 30, 2006 period of $23,773.  There were no stock options granted to employees during the September 30, 2007 and 2006 period.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – An Interpretation of SFAS No. 109’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for the financial statement disclosure of tax positions taken, or expected to be taken, on a tax return.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on July 1, 2007 and the adoption did not have a material impact on the consolidated financial statements.  The Company classifies any interest and penalty payments or accruals within operating expenses on the financial statements. There were no accruals of interest and penalties, nor were there any unrecognized tax benefits at the date of adoption of FIN 48. The Internal Revenue Service has yet to review the Company's income tax returns; however, management believes that the probability of material changes to the tax returns filed by the Company are remote.

In September 2006, the FASB issued SFAS 157 Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, that application of this Statement will change current practice.  The effective date is for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently evaluating the effect, if any, of SFAS 157 on its financial statements.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

In February 2007, the FASB issued SFAS 159, The Fair Value Option For Financial Assets and Financial Liabilities-Including an amendment of FASB Statements No. 115.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  This Statement does not permit application of this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption.  The Company is currently evaluating the effect, if any, of SFAS 159 on its financial statements.

No other new accounting pronouncement issued or effective during this interim period has had or is expected to have a material impact on the consolidated financial statements.

SALE OF CORPORATE DINING

On October 19, 2007, the holders of a majority of shares of the Company’s outstanding common stock approved the sale of substantially all of the assets comprising our contract food management division pursuant to the Asset Purchase Agreement dated April 17, 2007 and amended on August 31, 2007 by and between the Company, Timothy Hayes and an entity formed by Mr. Hayes to facilitate the transaction. The transaction closed on October 26, 2007 and the principal assets of this division sold in the transaction consisted of the corporate name, customer accounts, inventory, equipment, intellectual property and promotional and marketing materials.

The Asset Purchase Agreement provided for a cash purchase price of $1.2 million dollars subject to certain adjustments prior to closing based upon the remaining corporate dining accounts and inventory on hand from the date of the original agreement and the closing. In addition, $196,097 of the total purchase price is being held in an escrow account for a period of 120 calendar days from closing to determine the number of key accounts that have been retained by this division. Based upon the aforementioned adjustments made at closing, the final cash purchase price paid to the Company was $1,137,077 which includes the amount in escrow.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 2 -	DISCONTINUED OPERATIONS OF FOOD SERVICE DIVISION (Continued)

SALE OF CORPORATE DINING (Continued)

Mr. Hayes formerly served as the director of operations for the corporate dining division and resigned from the Company effective at the closing date. The Company believes the sale was fair to the Company and its shareholders based upon a fairness opinion provided by Marshall & Stevens, an independent valuation firm. In addition, the Company’s audit committee reviewed the transaction and the Company’s board of directors approved the transaction based upon the conclusion the terms were no less favorable than generally available to an independent third party.

David Murphy, the Company’s chief executive officer and a director, entered into a non-compete agreement with the purchaser for a period of five years and was paid $34,218 over a five year period as consideration for entering into a non-compete agreement.

The Corporate Dining accounts are classified as discontinued operations in the consolidated financial statements as of and for the three months ended September 30, 2007 and 2006, and were subsequently sold on October 26, 2007 (See Note 9).

Summarized operating data for the discontinued operations of Corporate Dining are as follows:

	Sept 30, 2007	Sept 30, 2006
Net revenue	$2,937,382	$3,157,447
Income before taxes	140,638	187,830
Income taxes	3,000	3,000
Income from discontinued operations	$137,638	$184,830

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 2 -	DISCONTINUED OPERATIONS OF FOOD SERVICE DIVISION (Continued)

SALE OF CORPORATE DINING (Continued)

Summarized balance sheet data of Corporate Dining as of September 30, and June 30, 2007 is as follows:

	Sept 30, 2007	June 30, 2007

Inventory	$166,552	$198,897
Other assets	82,904	75,173
Equipment	20,869	23,369

Assets of discontinued operations held for disposition	$270,325	$297,439

SALE OF UNITIZED MEALS

On October 19, 2007, the holders of a majority of shares of the Company’s outstanding common stock approved the sale of substantially all the assets of Lindley Food Services Corporation, our supplier of fresh unitized meals to schools and senior feeding programs. Pursuant to the Asset Purchase Agreement dated April 17, 2007, the Company sold to Lindley Acquisition Corporation substantially all the assets and liabilities of this division which consisted of equipment, inventory, accounts receivable, intellectual property, contracts and agreements, cash and real estate and capital services leases. The transaction closed on October 31, 2007.

The Asset Purchase Agreement provided for a cash purchase price of $2,500,000 subject to an adjustment based on the net asset value of the division two days prior to closing. As a result of the aforementioned adjustments, the Company received net proceeds of $2,251,202 from the sale of this division.

Prior to the transaction, Gilbert Rossomando was the president of this division and Mark Cerreta was the executive vice president of this division. Messrs. Rossomando and Cerreta are the sole shareholders of Lindley Acquisition Corporation. Mr. Rossomando will remain a director of the Company, however, Messrs. Rossomando and Cerreta resigned as officers of the Company effective at the closing date. The Company believes the sale was fair to the Company and its shareholders based upon a fairness opinion provided by Marshall & Stevens, an independent valuation firm. In addition, the Company’s audit committee reviewed the transaction and the Company’s board of directors approved the transaction based upon the conclusion the terms were no less favorable than generally available to an independent third party.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 2 -	DISCONTINUED OPERATIONS OF FOOD SERVICE DIVISION (Continued)

SALE OF UNITIZED MEALS (Continued)

The unitized meals accounts are classified as discontinued operations in the consolidated financial statements as of and for the three months ended September 30, 2007 and 2006, and were subsequently sold as of October 31, 2007 (See Note 9).

Summarized operating data for the discontinued operations of unitized meals are as follows:

	Sept 30, 2007	Sept 30, 2006
Net revenue	$3,793,967	$3,624,396
Income before taxes	93,595	58,508
Income taxes	12,000	12,000
Income from discontinued operations	$81,595	$46,508

Summarized balance sheet data of Unitized Meals as of September 30, and June 30, 2007 is as follows:

	Sept 30, 2007	June 30, 2007

Cash	$353,481	$345,606
Accounts receivable	2,650,521	2,734,653
Inventory	493,244	441,501
Other assets	477,343	463,902
Equipment	350,104	406,711
Assets held for disposition	4,324,693	4,392,374

Accounts payable	1,628,078	1,481,293
Accrued expenses	149,076	135,474
Long-term debt	597,538	626,344
Liabilities to be assumed	2,374,692	2,243,111
Net assets of discontinued operations	$1,950,001	$2,149,263

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 3 -	DEMAND NOTE PAYABLE

RS Services has a revolving line of credit with a bank that provides for borrowings up to a maximum of $500,000 and a maturity of less than one year.  Interest is calculated based on a variable rate index equal to the Wall Street Journal prime rate daily plus 1% per annum (8.75% at September 30, 2007).  The note is collateralized by certain assets of RS and has an outstanding balance of $473,223 at September 30, 2007.

NOTE 4 -	SECURED DEBT

On July 23, 2007, the Company closed the sale of $850,000 of subordinated secured convertible promissory notes (“Notes”) in a private placement to a limited number of accredited investors. The Notes bear interest at the rate of 12.00% per annum, payable semi-annually on December 31 and June 30. The Notes will mature on June 30, 2008, and the unpaid principal balance due and interest accruing on the Notes is convertible at the option of the holder into the Company’s common stock at $2.12 per share. The offer and sale of the Notes was conducted by the officers and directors of the Company who did not receive a commission or other remuneration. As security for the payment of the Notes and the performance by the Company of its obligations, the Company assigned to the Note holders a security interest in all of its right, title and interest in the patent pending and brand name rights relating to the Company’s EnerLume | EM™ energy saving-device. On June 30, 2007, a portion of the proceeds of the Notes were held as current liabilities and were classified as debt advances.

Pursuant to EITF No. 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, an embedded beneficial conversion feature has been recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in-capital.  That amount is calculated at the commitment date of July 23, 2007 as the difference between the conversion price and the fair value of the common stock.  The recorded discount resulting from allocation of proceeds to the beneficial conversion feature is amortized and recognized as interest expense over the minimum period from the date of issuance to the date at which the debt holder can realize that return using the effective yield method.   The market price of the Company’s shares when the Company committed to the July 23, 2007 private placement was $2.70 per share and the exercise price of the Note is at $2.12 per share. On July 23, 2007, the Company recorded a beneficial conversion feature charge of $232,037.  There were no warrants issued with respect to these private placements.  For the three months ended September 30, 2007 the beneficial interest recorded as interest expense was $44,500.

NOTE 5 -	STOCKHOLDERS’ EQUITY

The Company did not grant any stock options during the quarter and recorded forfeitures of 76,500 as actual terminations according to the plan policy.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 5 -	COMMON STOCK AND WARRANTS

On July 23, 2007, EnerLume announced that the publicly traded warrants to purchase common stock (“Warrants”) expired by their terms on July 21, 2007.  The Warrants were out of the money with a strike price of $5.50.  Accordingly, EnerLume filed a Form 15 with respect to the warrants with the Securities and Exchange Commission pursuant to Rule 12g-4(a)(1)(i).  The Warrants were traded under the symbol CAFEW.PK.

On September 12, 2007, EnerLume granted 100,000 shares of common stock vesting at various dates through June 1, 2008 as retainer to an institutional investment firm for engagement fees pursuant to a one year contract.  The securities issued on September 12, 2007 were issued at a market price of $2.00 and recorded as expense at fair value of $50,000.

NOTE 6 -	INCOME TAXES

The provision for income taxes for discontinued operations consists of current state income taxes of $15,000 each for the three months ended September 30, 2007 and 2006.

As of September 30, 2007, the Company has federal net operating loss carryforwards of approximately $23,014,000 expiring through fiscal 2028.

The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.  The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.  At September 30, 2007, the Company has recorded a valuation allowance for all of its net deferred tax assets and for the quarter ended September 30, 2007 the Company increased the valuation allowance by approximately $331,000.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 7 -	CONTINGENCIES

LEGAL MATTERS

The Company has established an accrual for all maximum estimated potential losses that it expects to incur from the below actions pursuant to SFAS 5, “Accounting for Contingencies”.

Federal Class and Derivative Actions

In August 2005 and September 2005, twelve putative class action complaints were filed in the United States District Court for the District of Connecticut, naming as defendants the Company, Geoffrey W. Ramsey, and David J. Murphy.  One or more of the complaints also named Gilbert Rossomando, Peter Sarmanian, Roger D. Lockhart and EnergyNsync, Inc.  On September 21, 2005, as amended on September 26, 2005, the Court issued a Consolidation and Scheduling Order, consolidating the actions under the caption, In re Host America Securities Litigation, Civil Action No. 05-cv-1250 (VLB) (the “Class Action”).  On February 12, 2007, lead plaintiffs filed an amended Consolidated Complaint for Violations of the Securities Laws (“Consolidated Complaint”), which named as defendants Host, Geoffrey W. Ramsey, David J. Murphy, Peter Sarmanian and Roger D. Lockhart, and purported to be brought on behalf of all persons who purchased the publicly traded securities of the Company from July 12, 2005 to September 1, 2005.  In general, plaintiffs alleged that the Company’s July 12, 2005 press release contained materially false and misleading statements regarding Host’s commercial relationship with Wal-Mart. The complaint alleged that the statements harmed the purported class by artificially inflating the price of Host’s securities through close of trading on July 22, 2005, and that certain defendants personally benefited from the inflated price by selling stock during the alleged class period.  Plaintiffs sought unspecified damages based on alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and under Section 20A.  On March 27, 2007, all defendants filed motions to dismiss the Class Action.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 7 -	CONTINGENCIES (Continued)

LEGAL MATTERS (Continued)

Federal Class and Derivative Actions (Con’t)

The Company was also named as a nominal defendant in two shareholder derivative actions filed in the United States District Court for the District of Connecticut.  The captions of those actions were Michael Freede v. Geoffrey Ramsey, et al., Civil Action No. 05-01326 (JBA)(filed August 19, 2005) and Joella W. Cheek v. Geoffrey Ramsey, et al., Civil Action No. 05-01326 (JBA)(filed September 13, 2005). The plaintiffs did not make presuit demand on the Board of Directors.  By order dated October 20, 2005, the court consolidated the derivative actions (hereinafter, the “Federal Derivative Action”), and administratively consolidated that action with the Class Action under the caption,  In re Host America Securities Litigation, Civil Action No. 05-cv-1250 (VLB). On June 22, 2006, the plaintiffs filed a Verified Amended Derivative Complaint, which named as defendants Geoffrey Ramsey, David Murphy, Anne Ramsey, Peter Sarmanian, Gilbert Rossomando, Roger Lockhart,  Host directors C. Michael Horton, Nicholas M. Troiano, Patrick J. Healy, and John D’Antona, and Host itself as a nominal defendant. The Verified Amended Derivative Complaint was based on substantially the same allegations as the Class Action Consolidated Complaint.  It asserted causes of action for breach of fiduciary duty, gross negligence, abuse of control, gross mismanagement, breach of contract, unjust enrichment, and insider trading. The complaint sought an unspecified amount of damages and other relief purportedly on behalf of Host.  On March 27, 2007, all defendants filed motions to dismiss the Federal Derivative Action.

On May 22 and 23, 2007, the Company and its past and present directors and officers named as defendants in the Class and Derivative Actions (the “Host America defendants”), and the plaintiffs filed agreements to settle and fully resolve all claims against the Host America defendants in both actions.  On October 18 and 19, 2007, the District Court granted preliminary approval of the Class and Derivative settlements.  The Court has scheduled fairness hearings on the settlements for January 28, 2008.  The Class Action settlement calls for a gross payment of $2.45 million, of which $1.7 million will be funded by defendants’ insurer, to the class in exchange for a release of all claims against the Host America defendants based on the July 12, 2005 press release.  Under the Derivative Action settlement, the Company has agreed to adopt certain therapeutic corporate governance policies and to payment of plaintiffs’ attorneys fees and costs of $140,000.  The settlements remain subject to additional requirements, including issuance of notice to Class members and the Company stockholders and final approval by the Court.  There is no assurance that the settlements will become final.  If the settlement agreements are granted final approval, the available proceeds from the Host defendants’ insurance policy will be exhausted.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 7 -	CONTINGENCIES (Continued)

LEGAL MATTERS (Continued)

State Court Derivative Action

On or about September 28, 2005, the Company was named as a nominal defendant in a separate derivative action filed in the Connecticut Superior Court in Bart Hester v. Geoffrey W. Ramsey, et al.,  Docket No. UWY-CV-05-5001448-S (“Hester” action).  The action named as defendants Geoffrey Ramsey, David Murphy, Anne Ramsey, Peter Sarmanian, Gilbert Rossomando, Roger Lockhart, C. Michael Horton, Nicholas M. Troiano, Patrick J. Healy, and John D’Antona.  The Hester complaint contained allegations and claims substantially similar to those of the Federal Derivative Action described above, and asserted six counts for breach of fiduciary duty for insider selling and misappropriation.  On June 13, 2006, the Superior Court granted Host’s motion to stay all proceedings in Hester in light of the earlier filed Federal Derivative Action.  The Hester action will remained stayed until further order of the Superior Court.

By motion filed on August 8, 2007, Hester sought to intervene in the Federal Derivative Action purportedly for the purpose of objecting to the settlement. Defendants have opposed Hester’s motion.

State Court Individual Suit

On May 2, 2006, 47 plaintiffs who alleged that they had purchased the Company’s securities at artificially inflated prices in reliance on the July 12, 2005 press release brought suit in the Connecticut Superior Court, naming Host as the sole defendant in  Enrique Jose Contreras, et al., v. Host America Corp., Docket No. No. UWY-CV-06-4013754-S (“Contreras” action). The Contreras complaint is based on substantially the same allegations as the Class Action. The complaint asserts causes of action for fraud, fraudulent non-disclosure, fraudulent misrepresentations, negligent misrepresentation, and respondeat superior liability.  On January 18, 2007, the Company filed a request to revise the complaint, and has also moved to stay discovery pending a disposition on its contemplated motion to dismiss.  The Company believes it has substantial and meritorious defenses to the action.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 7 -	CONTINGENCIES (Continued)

LEGAL MATTERS (Continued)

Federal Court Individual Suit

On June 25, 2007, substantially the same group of plaintiffs in the state court Contreras matter filed a complaint in the United States District Court for the District of Connecticut against David J. Murphy, Geoffrey Ramsey, Peter Sarmanian, and Roger D. Lockhart in the matter Anil Sawant, et al. v. Geoffrey W. Ramsey, et. al., Civil Action No. 07-cv-980 (RNC).  The Sawant complaint asserts substantially the same allegations and claims as the Class Action Consolidated Complaint.  The Company is not named as a defendant in the Sawant suit.

Anne and Debra Ramsey Arbitration

On December 2, 2005, a Demand for Arbitration was filed by Anne Ramsey and Debra Ramsey alleging that their employment was terminated in breach of employment agreements that they purportedly entered into with the Company.  Anne Ramsey, the sister of Geoffrey Ramsey, was the Company’s former Human Resource Director and had served on the Board of Directors until June 18, 2007. Debra Ramsey is the wife of Geoffrey Ramsey and was a former administrative assistant for the Company. The Company terminated both individuals on November 23, 2005.  On or about March 20, 2006, the Company instituted an injunction proceeding in the New Haven Superior Court to permanently enjoin this arbitration on the basis that the Company never authorized the employment agreements relied upon by Anne and Debra and therefore such contracts were void. The matter was tried in November, 2006 and the Court rendered a decision on January 8, 2007 denying a permanent injunction. On January 26, 2007 the Company filed an appeal of the Superior Court decision in the Connecticut Appellate Court and thereafter filed a Motion for Stay with the Superior Court which was granted.   On July 5, 2007 the Company filed its brief with the Appellate Court and it is anticipated that oral argument will occur in the next few months.

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

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 7 -	CONTINGENCIES (Continued)

LEGAL MATTERS (Continued)

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

The arbitration was heard on March 26th, 27th, 28th, April 2nd and April 3rd, 2007. Simultaneous briefs were filed on May 29, 2007 and the Arbitrator issued a ruling on July 19, 2007 finding that the Company had just cause to terminate Mr. Ramsey’s employment and that Mr. Ramsey was entitled to thirteen weeks of salary from September 2, 2005 through November 28, 2005.  The Company has provided payment to Mr. Ramsey for his thirteen weeks of salary on August 16, 2007.

Other

In addition, there exists routine litigation incidental to the Company’s business, none of which is anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 8 -	INDUSTRY SEGMENT INFORMATION

The Company has two major reportable segments: energy services and energy conservation.  RS Services is the energy services segment and EnerLume Corp. is the energy conservation segment. The business dining segment which is operated by EnerLume and the unitized meals which is operated by Lindley Food Service have been classified as assets held for sale and are reported as discontinued operations on the consolidated statement of operations.  The segments were determined based on the components of the Company’s business that are evaluated separately by management. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Business segment financial information as of and for the three months ended September 30, 2007 is as follows:

	Energy Services	Energy Conservation	Corporate	Total
Sales to unaffiliated customers	$2,161,919	$15,142	$-	$2,177,061
Segment profit (loss)	177,183	(207,005)	(1,329,487)	(1,359,309)
Depreciation and amortization	82,619	2,719	7,503	92,841
Provision for income taxes	-	-	-	-
Segment assets	2,057,702	433,169	1,282,169	3,773,040

Business segment financial information for the three months ended September 30, 2006 is as follows:

	Energy Services	Energy Conservation	Corporate	Total
Sales to unaffiliated customers	$2,332,967	$-	$-	$2,332,967
Segment profit (loss)	(502,058)	-	(1,099,766)	(1,601,824)
Depreciation and amortization	93,495	-	10,145	103,640
Provision for income taxes	-	-	-	-

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 9 -	SUBSEQUENT EVENTS

SALE OF CORPORATE DINING

On October 19, 2007, the holders of a majority of shares of the Company’s outstanding common stock approved the sale of substantially all of the assets comprising our contract food management division pursuant to the Asset Purchase Agreement dated April 17, 2007 and amended on August 31, 2007 by and between the Company, Timothy Hayes and an entity formed by Mr. Hayes to facilitate the transaction. The transaction closed on October 26, 2007 and the principal assets of this division sold in the transaction consisted of the corporate name, customer accounts, inventory, equipment, intellectual property and promotional and marketing materials.

SALE OF UNITIZED MEALS

On October 19, 2007, the holders of a majority of shares of the Company’s outstanding common stock approved the sale of substantially all the assets of Lindley Food Services Corporation, our supplier of fresh unitized meals to schools and senior feeding programs. Pursuant to the Asset Purchase Agreement dated April 17, 2007, the Company sold to Lindley Acquisition Corporation substantially all the assets and liabilities of this division which consisted of equipment, inventory, accounts receivable, intellectual property, contracts and agreements, cash and real estate and capital services leases. The transaction closed on October 31, 2007.

CORPORATION NAME CHANGE

At a special meeting of shareholders of the Company held on October 19, 2007, the holders of a majority of shares of the Company’s outstanding common stock approved a proposal that the Company amend its articles of incorporation and change its name from “Host America Corporation” to “EnerLume Energy Management Corp.”.  On October 24, 2007, the Company filed articles of amendment to amend its articles of incorporation with the office of the Secretary of State of the State of Colorado to effect this change of name.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  “Forward-looking statements” are those statements that describe management’s beliefs and expectations about the future.  Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the “Risk Factors” section of our 2007 Annual Report on Form 10-K, previously filed under the name Host America Corporation.

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

We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this Quarterly Report on Form 10-Q to identify forward-looking statements.  These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements.  The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our ability to develop, retain and renew Master Channel Partner and service related contracts;
•	uncertainties in the competitive bidding process;
•	our dependence on key personnel;
•	the outcome of existing litigation and the potential for new litigation;
•	intense competition in the industry segments in which we operate on a local and national level;
•	the integration and success of the early stage energy management division and its ability to produce favorable revenue and profitability; and
•	other factors including those discussed under “Risk Factors” in Item 1A of our 2007 Annual Report on Form 10-K, previously filed under the name Host America Corporation.

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

Overview

We, through our subsidiaries, provide energy management conservation products and services in the United States. Our main focus is our energy conservation product, which includes a proprietary digital microprocessor for reducing energy consumption on lighting systems, and the installation and design of electrical systems, energy management systems, telecommunication networks, control panels, lighting systems, and alarm systems.   We were founded in 1986, and are based in Hamden, Connecticut.

We utilize sophisticated technologies in our management services and energy conservation products and systems. These products and systems enable us to design solutions to problems and develop cost reduction answers for building owners and managers.  We employ a professional sales and marketing force that services both national and individual accounts and is headed up by a management team that has many years experience in energy conservation management.

Recent Developments

This section covers developments beginning in the first quarter of fiscal 2008 (beginning July 1, 2007), the last period for which reports were provided to shareholders.

Sale of Corporate Dining

On October 19, 2007, the holders of a majority of shares of the Company’s outstanding common stock approved the sale of substantially all of the assets comprising our contract food management division pursuant to the Asset Purchase Agreement dated April 17, 2007 and amended on August 31, 2007 by and between the Company, Timothy Hayes and an entity formed by Mr. Hayes to facilitate the transaction.  The transaction closed on October 26, 2007 and the principal assets of this division sold in the transaction consisted of the Host America name, customer accounts, equipment, inventory, intellectual property and promotional and marketing materials. The Asset Purchase Agreement provided for a cash purchase price of $1.2 million dollars subject to certain adjustments prior to closing based upon the remaining corporate dining accounts and inventory on hand from the date of the original agreement to the closing.  In addition, $196,097 of the total purchase price is being held in an escrow account for a period of 120 calendar days from closing to determine the number of key accounts that have been retained by this division.  Based upon the aforementioned adjustments made at closing, the final cash purchase price paid to the Company was $1,137,077. Mr. Hayes formerly served as the director of operations for the corporate dining division and resigned from the Company effective at the closing date.  The Company believes the sale was fair to the Company and its shareholders based upon a fairness opinion provided by Marshall & Stevens, an independent valuation firm.  In addition, the Company’s audit committee reviewed the transaction and the Company’s board of directors approved the transaction based upon the conclusion the terms were no less favorable than generally available to an independent third party. David Murphy, the Company’s chief executive officer and a director, entered into a non-competition agreement with the purchaser for a period of five years and was paid $34,218 as consideration for entering into the non-compete agreement.

Sale of Unitized Meals

On October 19, 2007, the holders of a majority of shares of the Company’s outstanding common stock approved the sale of substantially all the assets of Lindley Food Services Corporation, our supplier of fresh unitized meals to schools and senior feeding programs.  Pursuant to the Asset Purchase Agreement dated April 17, 2007, the Company sold to Lindley Acquisition Corporation substantially all the assets of this division which consisted of equipment, inventory, accounts receivable, intellectual property, contracts and agreements, cash and real estate and capital services leases.  The transaction closed on October 31, 2007.  The Asst Purchase Agreement provided for a cash purchase price of $2,500,000 subject to an adjustment based on the net asset value of the division two days prior to closing.  As a result of the aforementioned adjustments, the Company received net proceeds of $2,251,202 from the sale of this division.  Prior to the transaction, Gilbert Rossomando was the president of this division and Mark Cerreta was the executive vice president of this division.  Messrs. Rossomando and Cerreta are the sole shareholders of Lindley Acquisition Corporation.  Mr. Rossomando will remain a director of the Company, however, Messrs. Rossomando and. Cerreta resigned as officers of the Company effective at the closing date.  The Company believes the sale was fair to the Company and its shareholders based upon a fairness opinion provided by Marshall & Stevens, an independent valuation firm.  In addition, the Company’s audit committee reviewed the transaction and the Company’s board of directors approved the transaction based upon the conclusion the terms were no less favorable than generally available to an independent third party.

Corporation Name Change

At a special meeting of shareholders of the Company held on October 19, 2007, the holders of a majority of shares of the Company’s outstanding common stock approved a proposal that the Company amend its articles of incorporation and change its name from “Host America Corporation” to “EnerLume Energy Management Corp.”.  On October 24, 2007, the Company filed articles of amendment to amend its articles of incorporation with the office of the Secretary of State of the State of Colorado to effect this change of name.

Outlook

We are currently involved in significant litigation that can have an adverse effect on our operations.  We had been named defendant in numerous litigations, including shareholder lawsuits.  If an adverse ruling with any or all of these legal matters occurs, we may be forced to either restructure operations, or take other necessary and appropriate matters that could potentially limit our ability to continue operations.

We plan to improve cash flow through continued focus, deployment and promotion of our energy management segment and the underlying technology associated with our newly designed light controller. We also plan to continue our efforts to identify ways of reducing operating costs and to increase liquidity through additional equity and debt financings and have entered into agreements with institutional investment firms that could provide additional equity and debt financings. Additionally, we sold substantially all the assets of the food service division.  The completion of these financings and the operational initiatives are expected to improve our cash flow and to help foster the implementation of our current initiatives and business plan.

We believe in our plan to grow our business and obtain profitability through sales growth, cost reductions and through future strategic alliances.

Results of Operations
Three months ended September 30, 2007 (the “2007 Period”) vs. three months ended September 30, 2006 (the “2006 Period”)

Note:  Our results reflect the food service division classified as assets held for sale and reported as discontinued operations.  The sale of the food service division occurred in our second quarter of fiscal 2008.  We have sold substantially all the assets of our food service division in order to concentrate our resources on energy conservation products and services.

The following are our net revenues from continuing operations for:

	2007 Period	2006 Period	Variance	% Variance

Energy Services	$2,161,919	$2,332,967	$(171,048)	-7.3%
Energy Conservation	15,142	-	15,142	-

Total Revenues	$2,177,061	$2,332,967	$(155,906)	-6.7%

We have experienced an aggregate revenue decrease from continuing operations of 6.7% as compared to the 2006 Period. The decrease in energy services revenue is a direct reflection of management’s decision to not pursue new contracts related to ground-up construction with newly established retail locations, which resulted in an unfavorable variance of approximately $1,565,000. We expect this unfavorable variance to continue into the next fiscal quarter. We believe that ground-up construction type contracts were not part of our overall mission of energy management services and conservation, and that the servicing of these type contracts channel resources away from further development of our energy services and higher margin businesses.  RS Services installation and product servicing and maintenance support revenues increased approximately $1,167,000 from the 2006 Period, and switchgear and retrofit services from both contractor and subcontractor multi-location contract revenues increased approximately $227,000 from the 2006 Period.  These services include replacing older, less efficient equipment and similar electrical devices with new, and more updated energy efficient devices, such as circuit breakers and florescent lighting tubes and ballasts. RS Services has an established business in the electrical and energy management field on a national scale as well as having a UL-approved panel shop for the assembly of products.

Our principal energy conservation product, the EnerLume-EM™, was first introduced in 2007 and is in the developmental stage.  We expect to continue to test and refine the product over the next year.  Revenues from energy conservation of approximately $15,000 include the services, as well as consulting and training of support for our channel partner network.  The EnerLume-EM™ is a lighting energy management system that is designed to reduce excess kilowatts ordinarily required for operating magnetic or electronic ballasts used in fluorescent lighting systems, and manages the incoming power so the ballasts draw energy when the power transmission is most efficient.  This greatly reduces energy costs while minimally reducing light levels so that virtually no light loss can be detected by the human eye.  The EnerLume-EM™ can be managed from a remote location, which provides what we believe to be a unique benefit to multi-location customers.  We intend to market the EnerLume-EM™ via channel partners to market leaders in industry segments (retail, commercial, industrial, and institutional), which we believe will lend credibility and name brand recognition to our product. In addition, we intend to establish relationships with trade organizations that will endorse our product, and offer the sale to companies that comprise their industry.  This process should facilitate our energy management and conservation operations and streamline our entry into the electrical energy marketplace.

The following are our direct costs and margins from continuing operations for:

	2007 Period	2006 Period	Variance	% Variance
Cost of revenues from:
Energy Services	$1,417,955	$2,047,448	$(629,493)	-30.7%
Energy Conservation	68,000	-	68,000	n/a

Total costs of revenues	$1,485,955	$2,047,448	$(561,493)	-27.4%

	2007 Period	2006 Period	Variance
Direct cost margins from:
Energy Services	34.4%	12.2%	22.2%
Energy Conservation	-349.1%	-	-349.1%

Total direct cost margin	31.7%	12.2%	19.5%

The Company’s cost of revenues from continuing operations represent the direct cost of job materials and direct wages for electrical installations relating to energy services, as well as direct product costs and labor associated with technical training and servicing our channel partners for energy conservation.  Energy services costs throughout the 2007 Period experienced a reduction directly related to the absence of construction related contracts and increased reliance on higher margin services which included a more labor intensive billing structure versus labor and material contracts.  We anticipate this trend to continue in the future.  Our energy conservation segment experienced an increased reliance on labor of approximately $50,000, technical training of approximately $10,000 and materials of approximately $8,000 to our channel partners relating to the continued development of our EnerLume|EM™ product.  This development created downward pressure on our overall margins.

The following is our other operating costs from continuing operations for:

	2007 Period	2006 Period	Variance

SG&A	$1,452,151	$1,492,761	$(40,610)
Depreciation and amortization	43,034	55,359	(12,325)
Research and development	2,364	137,117	(134,753)

Total other operating costs	$1,497,549	$1,685,237	$(187,688)

Selling, general and administrative expenses from continuing operations consist primarily of management and clerical salaries, legal, accounting and other professional fees, liability insurance, facility rentals, repairs, maintenance, utilities, commissions, travel and various other costs.  The nominal SG&A decrease over the 2006 Period is primarily attributable to the reduction in legal and other professional fees.  We expect this favorable trend to continue due to decreasing costs associated with legal representation, and due to decreasing reliance with professional and accounting fees.  Depreciation and amortization decreased by $12,325 in the 2007 Period.  The balance of the decrease in operating costs and expenses is the 2006 Period research and development costs relating to the development of the EnerLume|EM™ product. We recognized a substantial decrease in research and development costs of $134,753 associated with our energy management product as development has been completed and the product is ready for market.

The following is our income from discontinued operations:

	2007 Period	2006 Period	Variance

Corporate dining	$137,638	$184,830	$(47,192)
Unitized meals	81,595	46,508	35,087

Total discontinued operations	$219,233	$231,338	$(12,105)

In the 2007 Period, corporate dining revenues were $2,937,382, cost of revenues were $2,696,116, income from operations was $140,638 and provision for income taxes were $3,000 as compared to revenues of $3,157,447, cost of revenues of $2,887,483, income from operations $187,830 and provision for income taxes of $3,000 in the 2006 Period.

In the 2007 Period, unitized meals revenues were $3,793,967, cost of revenues were $3,0680,356, income from operations was $93,595 and provision for income taxes were $12,000 as compared to revenues of $3,624,396, cost of revenues of $2,916,443, income from operations of $58,508 and provision for income taxes of $12,000 in the 2006 Period.

Other Costs:

In the 2007 Period, we recorded the amortization of the Shelter Island debt discount and reported additional debt discount costs from the 2006 Period of $167,326. As a result of the Shelter Island loan, the increase in the 2007 Period for amortization of deferred financing costs as compared to the 2006 Period was $62,178.  Additionally, interest expense increased $120,159 for the 2007 Period when compared to the 2006 Period.  We recorded a beneficial conversion charge of $44,500 as interest expense in the 2007 Period to reflect the conversion feature of the 12% Convertible note issued in July 2007.

Net Loss:

EnerLume incurred a net loss of $1,140,076 for the 2007 Period, as compared to a net loss of $1,370,486 for the 2006 Period.  The net loss in the 2007 Period resulted largely from selling, general and administrative costs incurred associated with corporate overhead and non cash charges of debt discount amortization, beneficial conversion charges and deferred financing costs associated with our debt financings.  The large net loss in the 2006 Period primarily resulted from professional costs incurred which included substantial professional fees associated with the audits and reviews of prior years and prior quarters respectively.

Liquidity and Capital Resources

In fiscal 2007, we were dependent on debt and equity financings to fund our operations, product development, working capital and acquisitions.  Our cash flow had been mainly consumed by costs associated with legal and professional fees resulting from the events and circumstances surrounding the press release of July 12, 2005, and from increasing research and development of our newly-designed light controller.  We expect to continue to secure additional debt and equity financings until we can sustain positive free cash flow.

We plan to obtain profitability through increased sales and services revenues associated with higher margin services and product revenues within energy management and conservation segments.  We also plan to continue our strategic review of our business operations and efforts to obtain positive free cash flow by seeking and implementing our business plan to secure master channel partner relationships associated with our EnerLume | EM™ product. To fund the execution of our strategic plans we will pursue equity financings through institutional capital sources.  Ongoing funding efforts and our business and operational initiatives are expected to achieve our forecast for profitability and positive cash flow.  However, there can be no assurance that we will be successful with any or all of our strategic initiatives.

We have experienced a nominal cash increase in the 2007 Period of $3,559.  The net cash used in operating activities of continuing operations was $578,772.  Net cash used in investing activities of continuing operations for purchases of equipment was a nominal $6,021.  This was funded by net cash received from financing activities of continuing operations of $142,742 as a result of the cash received from equity and debt fundraisings.  Cash provided by discontinuing operations was $445,610.

We anticipate additional cash outflows in fiscal 2008 to support the growth anticipated in energy conservation through our EnerLume Corp. subsidiary, the pay down of outstanding payables, continued attorney fees and the anticipated payment associated with the recently approved preliminary class action settlement.

EnerLume’s current ratio at September 30, 2007 was .61 and June 30, 2007 was .66.  Our current assets decreased approximately 6% from the June 30, 2007 period and our current liabilities increased approximately 1% in the same period.

We have received court approval for preliminary settlement with respect to our federal class and derivative actions, which will require us to fund the portion of the preliminary settlement not covered by our insurance carrier.  This exposure of approximately $750,000 is anticipated to be funded in our third fiscal quarter for the federal class action.

At September 30, 2007 the Company had a working capital deficiency and a stockholders’ deficiency of $4,859,784 and $6,162,025 respectively, and a net loss of $1,140,076 for the three months ended September 30, 2007. These matters raise substantial doubt about our ability to continue as a going concern.

Private Placements:

On July 23, 2007, we closed the sale of $850,000 of subordinated secured convertible promissory notes (“Notes”) in a private placement to a limited number of accredited investors. The Notes bear interest at the rate of 12% per annum, payable semi-annually on December 31 and June 30. The Notes will mature on June 30, 2008, and the unpaid principal balance due and interest accruing on the Notes is convertible at the option of the holder into the Company’s common stock at $2.12 per share. The offer and sale of the Notes was conducted by the officers and directors of the Company who did not receive a commission or other remuneration.

As security for the payment of the Notes and the performance by the Company of its obligations, the Company assigned to the Note holders a security interest in all of its right, title and interest in the patent pending and brand name rights relating to the Company’s EnerLume | EM™ energy saving-device.

Sale of Food Service Assets

October 26, 2007 and October 31, 2007 we completed the sale of substantially all the assets of our Corporate Dining and Unitized Meals food service segments respectively. The final cash purchase price paid to the Company was an aggregate $3,388,279, pursuant to post closing balance adjustments, and includes an escrow amount of $196,097.  Proceeds of the sale will pay in full the Shelter Island term loan of $1,240,000 and will help pay down outstanding payables.

Critical Accounting Policies

There have been no major changes to the critical accounting policies as outlined in the Company’s June 30, 2007 Annual Report on Form 10-K filed under the name Host America Corporation.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

Market risks for operations in fiscal 2008 will result primarily from interest rate exposure.  Our interest rate exposure relates primarily to long-term debt and demand note obligations.  A portion of our interest expense is based upon a variable interest rate at a rate of prime plus 1% on the demand notes as discussed in our 2007 Annual Report on Form 10-K in Note 10 of the Notes to Consolidated Financial Statements.  As of September 2007, there was no market risk associated with stock price fluctuation.

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

In the course of the monthly and quarterly financial closing processes, our daily interactions with our control environment, our on-going efforts to redesign and implement an enhanced control environment, management identified a lack of effectiveness regarding various elements of our disclosure policies and identified material weaknesses with internal controls over financial reporting as of September 30, 2007 that are described in detail below.  The Public Company Accounting Oversight Board’s (“PCAOB”) Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of the material weaknesses set forth below, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports the we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and regulations.

Disclosure Control Ineffectiveness

Based on these evaluations, we discovered a lack of effectiveness in our disclosure controls and procedures which continued during the quarter ended September 30, 2007.  These included, but are not limited to a lack of effectiveness in our financial reporting and disclosure in our periodic and annual reports with the SEC.

Financial Reporting Internal Control Weaknesses

Through management’s continuing review of our financial closing processes, its daily interactions with our control environment, its on-going efforts to redesign and implement an enhanced control environment, management has identified material weaknesses in our internal control over financial reporting.  These material weaknesses, are discussed below.  As of September 30, 2007, we had not identified any additional material weaknesses other than those specified below.  Management’s efforts to redesign our control environment and remediate the material weaknesses in our internal control over financial reporting continued through September 2007 and continue into fiscal 2008.  Because management was unable to complete the remediation of these material weaknesses in our internal control over financial reporting prior to September 30, 2007, management has concluded that our internal control over financial reporting was not effective as of September 30, 2007.

A material weakness is a significant deficiency or a combination of significant deficiencies that results in there being more than a remote likelihood that a material misstatement in financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. Management has identified the following material weaknesses in its internal control over financial reporting as of September 30, 2007:

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

(b)           Changes in internal control over financial reporting

Except as otherwise noted above, there has been no change in our internal control over financial reporting during the first quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

Federal Class and Derivative Actions

In August 2005 and September 2005, twelve putative class action complaints were filed in the United States District Court for the District of Connecticut, naming as defendants the Company, Geoffrey W. Ramsey, and David J. Murphy.  One or more of the complaints also named Gilbert Rossomando, Peter Sarmanian, Roger D. Lockhart and EnergyNsync, Inc.  On September 21, 2005, as amended on September 26, 2005, the Court issued a Consolidation and Scheduling Order, consolidating the actions under the caption, In re Host America Securities Litigation, Civil Action No. 05-cv-1250 (VLB) (the “Class Action”).  On February 12, 2007, lead plaintiffs filed an amended Consolidated Complaint for Violations of the Securities Laws (“Consolidated Complaint”), which named as defendants Host, Geoffrey W. Ramsey, David J. Murphy, Peter Sarmanian and Roger D. Lockhart, and purported to be brought on behalf of all persons who purchased the publicly traded securities of the Company from July 12, 2005 to September 1, 2005.  In general, plaintiffs alleged that the Company’s July 12, 2005 press release contained materially false and misleading statements regarding Host’s commercial relationship with Wal-Mart. The complaint alleged that the statements harmed the purported class by artificially inflating the price of Host’s securities through close of trading on July 22, 2005, and that certain defendants personally benefited from the inflated price by selling stock during the alleged class period.  Plaintiffs sought unspecified damages based on alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and under Section 20A.  On March 27, 2007, all defendants filed motions to dismiss the Class Action.

The Company was also named as a nominal defendant in two shareholder derivative actions filed in the United States District Court for the District of Connecticut.  The captions of those actions were Michael Freede v. Geoffrey Ramsey, et al., Civil Action No. 05-01326 (JBA)(filed August 19, 2005) and Joella W. Cheek v. Geoffrey Ramsey, et al., Civil Action No. 05-01326 (JBA)(filed September 13, 2005). The plaintiffs did not make presuit demand on the Board of Directors.  By order dated October 20, 2005, the court consolidated the derivative actions (hereinafter, the “Federal Derivative Action”), and administratively consolidated that action with the Class Action under the caption,  In re Host America Securities Litigation, Civil Action No. 05-cv-1250 (VLB). On June 22, 2006, the plaintiffs filed a Verified Amended Derivative Complaint, which named as defendants Geoffrey Ramsey, David Murphy, Anne Ramsey, Peter Sarmanian, Gilbert Rossomando, Roger Lockhart,  Host directors C. Michael Horton, Nicholas M. Troiano, Patrick J. Healy, and John D’Antona, and Host itself as a nominal defendant. The Verified Amended Derivative Complaint was based on substantially the same allegations as the Class Action Consolidated Complaint.  It asserted causes of action for breach of fiduciary duty, gross negligence, abuse of control, gross mismanagement, breach of contract, unjust enrichment, and insider trading. The complaint sought an unspecified amount of damages and other relief purportedly on behalf of Host.  On March 27, 2007, all defendants filed motions to dismiss the Federal Derivative Action.

On May 22 and 23, 2007, the Company and its past and present directors and officers named as defendants in the Class and Derivative Actions (the “Host America defendants”), and the plaintiffs filed agreements to settle and fully resolve all claims against the Host America defendants in both actions.  On October 18 and 19, 2007, the District Court granted preliminary approval of the Class and Derivative settlements.  The Court has scheduled fairness hearings on the settlements for January 28, 2008.  The Class Action settlement calls for a gross payment of $2.45 million, of which $1.7 million will be funded by defendants’ insurer, to the class in exchange for a release of all claims against the Host America defendants based on the July 12, 2005 press release.  Under the Derivative Action settlement, the Company has agreed to adopt certain therapeutic corporate governance policies and to payment of plaintiffs’ attorneys fees and costs of $140,000.  The settlements remain subject to additional requirements, including issuance of notice to Class members and the Company stockholders and final approval by the Court.  There is no assurance that the settlements will become final.  If the settlement agreements are granted final approval, the available proceeds from the Host defendants’ insurance policy will be exhausted.

State Court Derivative Action

On or about September 28, 2005, the Company was named as a nominal defendant in a separate derivative action filed in the Connecticut Superior Court in Bart Hester v. Geoffrey W. Ramsey, et al.,  Docket No. UWY-CV-05-5001448-S (“Hester” action).  The action named as defendants Geoffrey Ramsey, David Murphy, Anne Ramsey, Peter Sarmanian, Gilbert Rossomando, Roger Lockhart, C. Michael Horton, Nicholas M. Troiano, Patrick J. Healy, and John D’Antona.  The Hester complaint contained allegations and claims substantially similar to those of the Federal Derivative Action described above, and asserted six counts for breach of fiduciary duty for insider selling and misappropriation.  On June 13, 2006, the Superior Court granted Host’s motion to stay all proceedings in Hester in light of the earlier filed Federal Derivative Action.  The Hester action will remain stayed until further order of the Superior Court.

By motion filed on August 8, 2007, Hester sought to intervene in the Federal Derivative Action purportedly for the purpose of objecting to the settlement.  Defendants have opposed Hester’s motion.

State Court Individual Suit

On May 2, 2006, 47 plaintiffs who alleged that they had purchased the Company’s securities at artificially inflated prices in reliance on the July 12, 2005 press release brought suit in the Connecticut Superior Court, naming Host as the sole defendant in  Enrique Jose Contreras, et al., v. Host America Corp., Docket No. No. UWY-CV-06-4013754-S (“Contreras” action). The Contreras complaint is based on substantially the same allegations as the Class Action. The complaint asserts causes of action for fraud, fraudulent non-disclosure, fraudulent misrepresentations, negligent misrepresentation, and respondeat superior liability.   On January 18, 2007, the Company filed a request to revise the complaint, and has also moved to stay discovery pending a disposition on its contemplated motion to dismiss.  The Company believes it has substantial and meritorious defenses to the action.

Federal Court Individual Suit

On June 25, 2007, substantially the same group of plaintiffs in the state court Contreras matter filed a complaint in the United States District Court for the District of Connecticut against David J. Murphy, Geoffrey Ramsey, Peter Sarmanian, and Roger D. Lockhart in the matter Anil Sawant, et al. v. Geoffrey W. Ramsey, et. al., Civil Action No. 07-cv-980 (RNC).  The Sawant complaint asserts substantially the same allegations and claims as the Class Action Consolidated Complaint.  The Company is not named as a defendant in the Sawant suit.

Anne and Debra Ramsey Arbitration

On December 2, 2005, a Demand for Arbitration was filed by Anne Ramsey and Debra Ramsey alleging that their employment was terminated in breach of employment agreements that they purportedly entered into with the Company.  Anne Ramsey, the sister of Geoffrey Ramsey, was the Company’s former Human Resource Director and had served on the Board of Directors until June 18, 2007. Debra Ramsey is the wife of Geoffrey Ramsey and was a former administrative assistant for the Company. The Company terminated both individuals on November 23, 2005.  On or about March 20, 2006, the Company instituted an injunction proceeding in the New Haven Superior Court to permanently enjoin this arbitration on the basis that the Company never authorized the employment agreements relied upon by Anne and Debra and therefore such contracts were void. The matter was tried in November, 2006 and the Court rendered a decision on January 8, 2007 denying a permanent injunction. On January 26, 2007 the Company filed an appeal of the Superior Court decision in the Connecticut Appellate Court and thereafter filed a Motion for Stay with the Superior Court which was granted.  On July 5, 2007 the Company filed its brief with the Appellate Court and it is anticipated that oral argument will occur in the next few months.

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

The arbitration was heard on March 26th, 27th, 28th, April 2nd and April 3rd, 2007. Simultaneous briefs were filed on May 29, 2007 and the Arbitrator issued a ruling on July 19, 2007 finding that the Company had just cause to terminate Mr. Ramsey’s employment and that Mr. Ramsey was entitled to thirteen weeks of salary from September 2, 2005 through November 28, 2005.  The Company has provided payment to Mr. Ramsey for his thirteen weeks of salary on August 16, 2007.

Other

In addition, as with most business, there exists routine litigation incidental to our business, none of which is anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows.

Item 1A.     Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for fiscal year 2007.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2007, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Form 8-K.

Item 3.     Defaults Upon Senior Securities

Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.     Other Information

Not Applicable

Item 6.      Exhibits

(a)	Exhibits
3.1	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on October 25, 2007).
10.1
First Amendment to Asset Purchase Agreement dated August 31, 2007 by and among Host America Corporate Dining, Inc., Host America Corporation and Timothy Hayes (incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 31, 2007).

31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERLUME ENERGY MANAGEMENT CORP.

Date: November 14, 2007	By: /s/ David J. Murphy
David J. Murphy, President and Chief Executive Officer

Date: November 14, 2007	By: /s/ Michael C. Malota
Michael C. Malota Chief Financial and Accounting Officer