Form 10-Q
period 2007-12-31
EnerLume Energy Management Corp.
filed 2008-02-14
CIK 809012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

      Large accelerated filer ☐  Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

On February 12, 2008, there were 13,240,730 shares of the registrant’s common stock, $.001 par value, outstanding.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2007

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2007 (Unaudited)	June 30, 2007 (Audited)
CURRENT ASSETS
Cash	$1,716,421	$458,705
Restricted cash	178,770	-
Accounts receivable, net of allowance for doubtful accounts of $103,626 and $102,326 at December 31 and June 30, 2007	1,379,836	2,449,707
Inventories	426,878	426,878
Prepaid expenses and other current assets	149,266	87,580
Assets of discontinued operations held for disposition	-	4,689,813
Total current assets	3,851,171	8,112,683

EQUIPMENT AND IMPROVEMENTS, net	398,923	502,580

OTHER ASSETS
Other	10,000	-
Deferred financing costs, net	63,216	226,979
Intangible assets, net	127,500	157,500
	200,716	384,479
Total Assets	$4,450,810	$8,999,742

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Demand note payable	$373,223	$473,223
Current portion of long-term debt	1,013,622	1,267,382
Current portion of unsecured debt	162,500	1,231,600
Accounts payable	2,279,428	3,958,996
Accrued expenses	2,296,264	2,487,760
Debt advances	-	675,000
Liabilities of discontinued operation to be assumed	-	2,243,111
Total current liabilities	6,125,037	12,337,072

LONG-TERM LIABILITIES
Long-term debt, less current portion	192,857	276,171
Unsecured debt, less current portion	1,825,270	1,744,626
	2,018,127	2,020,797
Total liabilities	8,143,164	14,357,869

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $.001 par value, 2,000,000 shares authorized	-	-
Preferred stock, Series B, $.001 par value, 266,667 shares issued and outstanding at June 30, 2007	-	267
Common stock, $.001 par value, 80,000,000 shares authorized; 12,766,810 and 10,878,514 issued and outstanding at December 31 and June 30, 2007, respectively	12,767	10,879
Additional paid-in capital	47,176,342	42,415,018
Accumulated deficit	(50,881,463)	(47,784,291)
Total stockholders’ deficiency	(3,692,354)	(5,358,127)
Total Liabilities and Stockholders’ Equity (Deficiency)	$4,450,810	$8,999,742

See accompanying notes to the condensed consolidated financial statements.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006 (UNAUDITED)

	2007	2006

NET REVENUES	$2,222,727	$1,636,158

OPERATING COSTS AND EXPENSES
Cost of revenues	1,209,722	1,960,816
Selling, general and administrative expenses	2,368,260	1,531,707
Depreciation and amortization	46,789	52,982
Research and development costs	6,946	409
	3,631,717	3,545,914

Loss from operations	(1,408,990)	(1,909,756)

OTHER INCOME (EXPENSE)
Fair value gain on warrant	-	93,001
Other income	23,692	2,186
Amortization of deferred financing costs	(78,207)	(30,733)
Amortization of debt discount	(209,557)	(81,814)
Interest expense	(1,085,896)	(124,297)
	(1,349,968)	(141,657)
Loss from continuing operations	(2,758,958)	(2,051,413)

Income from discontinued operations	96,190	436,041
Gain on sale of discontinued operations	716,339	-
Income from operations classified as discontinued	812,529	436,041

Net loss	(1,946,429)	(1,615,372)

Preferred stock dividends	(2,667)	(8,000)

Net loss applicable to common stockholders	$(1,949,096)	(1,623,372)

Net earnings (loss) per share – basic and diluted:
Loss per share from continuing operations	$(0.24)	$(0.23)
Earnings per share from discontinued operations	0.07	0.05

Net loss per share	$(0.17)	$(0.18)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,795,101	8,861,597

See accompanying notes to the condensed consolidated financial statements.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006 (UNAUDITED)

	2007	2006

NET REVENUES	$4,399,788	$3,969,125

OPERATING COSTS AND EXPENSES
Cost of revenues	2,695,677	4,008,264
Selling, general and administrative expenses	3,820,411	3,024,468
Depreciation and amortization	89,823	108,341
Research and development costs	9,310	137,526
	6,615,221	7,278,599

Loss from operations	(2,215,433)	(3,309,474)

OTHER INCOME (EXPENSE)
Fair value gain on warrant	-	93,001
Other income	24,653	4,244
Amortization of deferred financing costs	(163,763)	(54,111)
Amortization of debt discount	(438,905)	(143,836)
Interest expense	(1,324,819)	(243,061)
	(1,902,834)	(343,763)
Loss from continuing operations	(4,118,267)	(3,653,237)

Income from discontinued operations	315,423	667,379
Gain on sale of discontinued operations	716,339	-
Income from discontinued operations	1,031,762	667,379

Net loss	(3,086,505)	(2,985,858)

Preferred stock dividends	(10,667)	(16,000)

Net loss applicable to common stockholders	$(3,097,172)	(3,001,858)

Net loss per share – basic and diluted:
Loss from continuing operations	$(0.36)	$(0.43)
Income from discontinued operations	0.09	0.08

Net loss per share	$(0.27)	$(0.35)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,337,758	8,466,718

See accompanying notes to the condensed consolidated financial statements.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006 (UNAUDITED)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,086,505)	$(2,985,858)
Income from discontinued operations	315,423	667,379
Gain on sale of discontinued operations	716,339	-
Loss from continuing operations	(4,118,267)	(3,653,237)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	185,852	204,901
Revaluation of warrant liability	-	(93,001)
Bad debt expense (recovery)	(913)	13,751
Non cash interest expense	1,079,656	-
Amortization of debt discount	438,905	150,933
Non-cash compensation	1,187,146	108,911
Amortization of deferred financing costs	163,763	54,111
Loss on disposal of property and equipment	597	-
Changes in operating assets and liabilities	(658,243)	201,208
Net cash used in operating activities of continuing operations	(1,721,504)	(3,012,423)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	300	-
Purchases of equipment and improvements	(53,092)	(19,929)
Increase in restricted cash	(178,770)	-
Cash received from sale of food services	3,012,747	-
Net cash provided by (used in) investing activities of continuing operations	2,781,185	(19,929)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) demand note	(100,000)	113,600
Proceeds from issuance of common stock, net	978,100	1,287,000
Proceeds from long-term debt	175,000	1,350,000
Payments for deferred financing costs	-	(133,830)
Principal payments on long-term debt	(1,320,782)	(36,893)
Net cash provided by (used in) financing activities of continuingoperations	(267,682)	2,579,877

Net cash provided by (used in) continuing operations	791,999	(451,475)

Net cash provided by discontinued operations:
Net cash provided by operating activities	664,231	862,345
Net cash used in investing activities	(32,153)	(27,408)
Net cash used in financing activities	(166,361)	(48,883)
Total net cash provided by discontinued operations	465,717	786.054

NET INCREASE IN CASH	1,257,716	333,579

Cash, beginning of period	458,705	280,267

Cash, end of period	$1,716,421	$613,846

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006 (UNAUDITED) (Continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
	2007	2006

Cash paid during the quarter for:
Interest – continuing operations	$232,858	$213,025
Interest – discontinued operations	13,083	20,750
Income taxes– continuing operations	-	-
Income taxes– discontinued operations	36,400	10,003

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	2007	2006

Equipment acquired through assumption of notes payable and capital leases	$-	$44,411
Dividends on preferred stock	10,667	16,000
Promissory note issued for rental expense	-	22,084
Debt forgiven on disposal of property – discontinued operations	-	13,034
Beneficial conversion charge on convertible debt	232,037	-
Repayment of accrued expense through issuance of stock options	-	174,306
Warrants issued for deferred financing cost	-	114,886
Interest converted to equity	17,917	-
Unsecured debt converted into common stock and warrants	1,112,500	-
Secured debt converted into common stock and warrants	300,000	-
Accrued dividends converted into note payable	135,471	-
Receivable recorded pertaining to issuance of common shares	71,000	-

See accompanying notes to the condensed consolidated financial statements.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

EnerLume Energy Management Corp., formerly Host America Corporation, (“EnerLume”, “Host”, or the “Company”) was incorporated in Delaware on February 6, 1986 under the name University Dining Services, Inc.  On March 9, 1998, the Company filed a certificate of amendment changing its name to Host America Corporation, and during fiscal 1999 changed its state of incorporation from Delaware to Colorado.  On October 24, 2007, Host America Corporation filed a certificate of amendment changing its name from Host America Corporation to EnerLume Energy Management Corp.  Currently, EnerLume is an energy management organization, which specializes in providing management of electrical energy conservation and services.  In July 2000, the Company purchased all of the issued and outstanding shares of Lindley Food Service Corporation (“Lindley”).  Lindley provided unitized meals primarily under fixed-price contracts for governmental programs.  On December 23, 2003, the Company purchased all of the issued and outstanding shares of GlobalNet Energy Investors, Inc. (“GlobalNet”).  GlobalNet, located in Carrollton, Texas, promoted energy saving products and technology. On February 16, 2005, GlobalNet Acquisition Corp. (“Global”), a newly-formed, wholly-owned subsidiary, acquired and merged with RS Services, an Oklahoma corporation, pursuant to the terms and conditions of the Agreement of Merger and Plan of Reorganization dated September 29, 2004.  As a result, Global, as the surviving corporation, changed its name to RS Services, Inc. (“RS Services”), a Connecticut corporation, which conducts the electrical services business.  On April 7, 2005, GlobalNet was merged into RS Services.  As used herein, “RS Services” or “RS” refers to RS Services, Inc. before the Merger and RS Services, Inc. together with Global after the Merger.  On October 26 and October 31, 2007, the Company sold substantially all the assets of its Corporate Dining and Lindley unitized meals food service division. (See Note 2).

GOING CONCERN

The Company incurred net losses of $3,086,505 and $2,985,858 for the period ended December 31, 2007 and 2006, respectively. The Company had $1,721,504 and $3,012,423 of cash that was used in operating activities in continuing operations for the six months ended December 31, 2007 and 2006, respectively.  At December 31, 2007 the Company had a working capital deficiency and a stockholders’ deficiency of $2,273,866 and $3,692,354 respectively.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

GOING CONCERN (Continued)

In addition, as described in Note 7, the Company is currently involved in litigation that can have an adverse effect on the Company’s operations.  If an unfavorable ruling with any or all of these legal matters occurs, the Company may be forced to make material payments, restructure operations, sell off a significant portion of its assets or take other necessary and appropriate matters to ensure its ability to continue operations.

As discussed above, the Company has suffered recurring losses from continuing operations, has negative cash flows from operations, has a stockholders’ deficiency at December 31, 2007 and is currently involved in litigation that, if an unfavorable ruling occurs, can have an adverse effect on the Company’s operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company plans to improve cash flow through continued focus, deployment and promotion of its energy conservation segment and the underlying technology associated with its EnerLume | EM® light controller. The Company also plans to continue its efforts to identify ways of reducing operating costs and to increase liquidity through additional equity and debt financings and has entered into an agreement with an institutional investment firm that could provide additional equity and debt financings. Additionally, the Company sold substantially all the assets of the food service division.  The completion of these financings and the operational initiatives are expected to improve the Company’s cash flow and to help foster the implementation of the Company’s current initiatives and business plan.

BASIS OF PRESENTATION

The condensed consolidated financial statements of EnerLume Energy Management Corp. and subsidiaries for the three and six months ended December 31, 2007 and 2006 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) and disclosures necessary to present fairly the financial position, results of operations and cash flows for the periods presented.  The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the SEC.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007, previously filed under the name Host America Corporation.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of EnerLume and its wholly-owned subsidiaries since the date of acquisition.  The consolidated financial statements reflect the accounts and results of corporate dining and unitized meals as discontinued operations for the six months ended December 31, 2007 and 2006 within the accompanying financial statements, as those assets have been sold on October 26 and October 31, 2007 respectively.

USE OF ESTIMATES

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the condensed consolidated financial statements. Actual results could differ from those estimates.

INVENTORIES

Inventories consist primarily of electrical components and are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

Inventories consist of the following as of December 31 and June 30, 2007:

	December 31, 2007	June 30, 2007

Raw materials	$95,408	$87,908
Finished goods	331,470	338,970

Totals	$426,878	$426,878

REVENUE RECOGNITION

The Company derives its revenues from continuing operations from electrical customer contracts for service work performed and from the conservation products delivered. The Company derived its revenues from discontinued operations from business dining management and the sale and delivery of unitized meals (food service division).  We recognized revenue when persuasive evidence of an arrangement existed, we had delivered the product or performed the service, the fee was fixed or determinable and collectibility was reasonably assured.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

REVENUE RECOGNITION (Continued)

Energy Management.  Our energy management division recognizes revenues from contract installations on a percentage of completion basis and the installation of computerized products when the products are delivered and the installation is complete. Contract installations with the RS Services, Inc. subsidiary specifically included service related contracts that extended beyond the fiscal reporting periods.  EnerLume accounted for these projects on a percentage of completion basis, which is governed by SOP 81-1.  As work in progress continues, the contracts specify for progress payments and the acceptance of the work from the buyer as delivered.  The measurement of performance during the recognition process is calculated by the contract value of the total work to date.  The contract billings require a set invoicing schedule either on a monthly and/or quarterly basis.  Revenue is recognized based on the performance rendered at the measurement date.  The Company has incurred costs and estimated earnings in excess of billings of $254,344 and $54,408 at December 31, 2007 and June 30, 2007 respectively, which are included in accounts receivable.

Discontinued Operations. The Company recognized business dining revenue at the time the cafeteria and catering services were performed.  In addition, the Company recognized commissions on vending sales from third parties during the period in which the commissions were earned. The Company’s calculation of net revenues includes reductions for credit card discount fees and customer sales discounts on payments.  The Company recognized reductions for credit card discount fees from charges associated with credit card merchant service providers against its respective gross credit card sales, and recognized customer sales discounts on payments for select clients who pay on a timely basis on a 3/14 net discount.  The net reductions are 0.2% or less of total revenue.  Most of Lindley’s unitized meals programs were awarded through a competitive bidding process for fixed priced contracts of various governmental agencies.  Lindley recognized revenues generated by these senior feeding and school breakfast and lunch programs when the meals were delivered daily to the various congregate feeding sites and schools, respectively.  All food service operation revenues are reflected in discontinued operations in the consolidated statements of operations.

RESEARCH AND DEVELOPMENT

Research and development costs related to our energy conservation management division are charged to expense when incurred.  The amount charged to expense for the six months ended December 31, 2007 and 2006 was $9,310 and $137,526 respectively.

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

Net loss per common share for the six months ended December 31, 2007 was computed based upon 11,337,758 and 8,466,718, weighted average number of common shares outstanding during the six months ended December 31, 2007 and 2006, respectively.  Net loss per common share for the three months ended December 31, 2007 was computed based upon 11,795,101 and 8,861,597, weighted average number of common shares outstanding during the three months ended December 31, 2007 and 2006, respectively.

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

The December 31, 2007 preferred stock dividend declared of $10,667 has been added to the net loss of $3,086,505 for the six months ended December 31, 2007 to calculate the net loss applicable to common stockholders of $3,097,172 and the corresponding net loss per common share of $0.27.  The 2006 preferred stock dividend declared of $16,000 has been added to the net loss of $2,985,858 for the six months ended December 31, 2006 to calculate the net loss applicable to common stockholders of $3,001,858 and the corresponding net loss per common share of $0.35.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NET EARNINGS (LOSS) PER COMMON SHARE (Continued)

Convertible preferred shares subject to potential dilution totaled 266,667 for the six months ended December 31, 2006. Shares under stock purchase options totaled 1,492,000 and 1,246,478 for the six months ended December 31, 2007 and 2006, respectively.  Shares under warrants totaled 2,744,770 and 3,396,329 for the six months ended December 31, 2007 and 2006, respectively.  Convertible notes subject to potential dilution totaled 400,943 and 82,524 shares for the six months ended December 31, 2007 and 2006, respectively.

SEGMENT INFORMATION

The Company’s primary operating segments are the energy services segment of RS Services and energy conservation management segment consisting of EnerLume Corp.

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

The Company recorded the cost of stock options to employees of $771,495 and $46,253 for the six months ended December 31, 2007 and 2006, respectively.  Stock options granted to employees during the December 31, 2007 period totaled 447,000 options.  There were no stock options granted to employees during the December 31, 2006 period.

The Company recorded the cost of stock as compensation to employees in the December 31, 2007 period of $306,150.  New stock grants to employees during the December 31, 2007 period totaled 100,000 shares.  There were no stock grants to employees during the December 31, 2006 period.

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

In December 2007, the FASB issued SFAS 141 (Revised 2007) ‘‘Business Combinations’’ (‘‘SFAS 141R’’). SFAS 141R establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.

No other new accounting pronouncement issued or effective during this interim period has had or is expected to have a material impact on the consolidated financial statements.

NOTE 2 -	DISCONTINUED OPERATIONS OF FOOD SERVICE DIVISION

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

SALE OF CORPORATE DINING (Continued)

The Asset Purchase Agreement provided for a cash purchase price of $1.2 million dollars subject to certain adjustments prior to closing based upon the remaining corporate dining accounts and inventory on hand from the date of the original agreement and the closing.  In addition, $196,097 of the total purchase price was initially held in an escrow account for a period for 120 calendar days from closing to determine the number of key accounts that have been retained by this division.  On November 15, 2007, $17,327 was released from escrow.  Based upon the aforementioned adjustments made at closing, the final cash purchase price paid to the Company was $1,137,077 which includes the amount in escrow.

Mr. Hayes formerly served as the director of operations for the corporate dining division and resigned from the Company effective at the closing date. The Company believes the sale was fair to the Company and its shareholders based upon a fairness opinion provided by an independent valuation firm. In addition, the Company’s audit committee reviewed the transaction and the Company’s board of directors approved the transaction based upon the conclusion the terms were no less favorable than generally available to an independent third party.

David Murphy, the Company’s chief executive officer and a director, entered into a non-compete agreement with the purchaser for a period of five years and was paid $34,218 over a five year period as consideration for entering into a non-compete agreement.

The Corporate Dining accounts are classified as discontinued operations in the consolidated financial statements as of and for the three and six months ended December 31, 2007 and 2006.

Summarized operating data for the discontinued operations of Corporate Dining are as follows:

	Six Months Ended		Three Months Ended
	Dec 31, 2007	Dec 31, 2006	Dec 31, 2007	Dec 31, 2006

Net revenue	$3,797,072	$6,595,644	$859,690	$3,438,197
Income before taxes	154,710	394,765	14,072	206,935
Income taxes	4,000	6,000	1,000	3,000
Income from discontinued operations	150,710	388,765	13,072	203,935

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 2 -	DISCONTINUED OPERATIONS OF FOOD SERVICE DIVISION (Continued)

SALE OF CORPORATE DINING (Continued)

Summarized balance sheet data of Corporate Dining as of June 30, 2007 is as follows:

June 30, 2007

Inventory	$198,897
Deferred charges	75,173
Equipment	23,369

Assets of discontinued operations	$297,439

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

The Asset Purchase Agreement provided for an initial cash purchase price of $2,500,000 subject to adjustments based on the net asset value of the division two days prior to closing. As a result of the aforementioned adjustments, the Company received final net proceeds after post closing adjustments of $1,875,670 from the sale of this division.

Prior to the transaction, Gilbert Rossomando was the president of this division and Mark Cerreta was the executive vice president of this division. Messrs. Rossomando and Cerreta are the sole shareholders of Lindley Acquisition Corporation. Mr. Rossomando will remain a director of the Company, however, Messrs. Rossomando and Cerreta resigned as officers of the Company effective at the closing date. The Company believes the sale was fair to the Company and its shareholders based upon a fairness opinion provided by an independent valuation firm. In addition, the Company’s audit committee reviewed the transaction and the Company’s board of directors approved the transaction based upon the conclusion the terms were no less favorable than generally available to an independent third party.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 2 -	DISCONTINUED OPERATIONS OF FOOD SERVICE DIVISION (Continued)

SALE OF UNITIZED MEALS (Continued)

The unitized meals accounts are classified as discontinued operations in the consolidated financial statements as of and for the three and six months ended December 31, 2007 and 2006.

Summarized operating data for the discontinued operations of unitized meals are as follows:

	Six Months Ended		Three Months Ended
	Dec 31, 2007	Dec 31, 2006	Dec 31, 2007	Dec 31, 2006

Net revenue	$5,353,684	$7,646,938	$1,559,717	$4,022,542
Income before taxes	180,713	302,614	87,118	244,106
Income taxes	16,000	24,000	4,000	12,000
Income from discontinued operations	164,713	278,614	83,118	232,106

Summarized balance sheet data of Unitized Meals as of June 30, 2007 is as follows:

June 30, 2007

Cash	$345,606
Accounts receivable	2,734,653
Inventory	441,501
Other assets	463,902
Equipment	406,711
Assets of discontinued operations	4,392,374

Accounts payable	1,481,293
Accrued expenses	135,474
Long-term debt	626,344
Liabilities to be assumed	2,243,111
Net assets of discontinued operations	$2,149,263

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 3 -	DEMAND NOTE PAYABLE

RS Services has a revolving line of credit with a bank that provides for borrowings up to a maximum of $500,000 and a maturity of less than one year.  Interest is calculated based on a variable rate index equal to the Wall Street Journal prime rate daily plus 1% per annum (8.25% at December 31, 2007).  The note is collateralized by certain assets of RS and has an outstanding balance of $373,223 at December 31, 2007.

NOTE 4 -	DEBT

On July 23, 2007, the Company closed the sale of $850,000 of subordinated secured convertible promissory notes (“Notes”) in a private placement to a limited number of accredited investors. The Notes bear interest at the rate of 12.00% per annum, payable semi-annually on December 31 and June 30. The Notes will mature on June 30, 2008, and the unpaid principal balance due and interest accruing on the Notes is convertible at the option of the holder into the Company’s common stock at $2.12 per share. The offer and sale of the Notes was conducted by the officers and directors of the Company who did not receive a commission or other remuneration. As security for the payment of the Notes and the performance by the Company of its obligations, the Company assigned to the Noteholders a security interest in all of its right, title and interest in the patent pending and brand name rights relating to the Company’s EnerLume | EM® energy saving-device. On June 30, 2007, a portion of the proceeds of the Notes were held as current liabilities and were classified as debt advances.

Pursuant to EITF No. 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, an embedded beneficial conversion feature has been recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in-capital.  That amount is calculated at the commitment date of July 23, 2007 as the difference between the conversion price and the fair value of the common stock.  The recorded discount resulting from allocation of proceeds to the beneficial conversion feature is amortized and recognized as interest expense over the minimum period from the date of issuance to the date at which the debt holder can realize that return using the effective yield method.   The market price of the Company’s shares when the Company committed to the July 23, 2007 private placement was $2.70 per share and the exercise price of the Note is at $2.12 per share. On July 23, 2007, the Company recorded a beneficial conversion feature charge of $232,037.  There were no warrants issued with respect to these private placements.  For the three and six months ended December 31, 2007 the beneficial interest recorded as interest expense was $58,008 and $102,508 respectively.

On November 21, 2007, the Company entered into a repayment option agreement for the repayment or conversion of its Secured Promissory Notes dated July 5, 2006 and subsequently modified on January 5, 2007 for an aggregate principal amount of $300,000 bearing interest at 10% per annum.  Each of the four noteholders converted their respective notes to shares of the Company’s common stock and warrants.  As part of the conversion of the notes, the Security Agreements with respect to the notes was terminated and released.  The Company recorded a $164,615 charge as interest expense for the aggregate conversion of the note into equity.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 4 -	DEBT (Continued)

On December 31, 2007, the Company entered into a repayment option agreement for the repayment or conversion of its $1,275,000 12% Unsecured Promissory Notes dated January 31, 2003.  Each of the individual noteholders was offered the opportunity to receive their principal in cash plus accrued interest as scheduled on January 31, 2008 or convert their respective notes to shares of the Company’s common stock and warrants to purchase shares of common stock.  A total of 22 out of the 29 noteholders accepted the Company’s offer of conversion and received an aggregate of 601,337 shares of common stock and 180,403 warrants.  The Company converted $1,112,500 of its outstanding obligation and recorded a $699,631 charge as interest expense for the aggregate conversion of the note into equity.

The outstanding obligation under these Notes at December 31, 2007 of $162,500 is due and was paid on January 31, 2008.

NOTE 5 -	STOCKHOLDERS’ EQUITY

The Company granted 447,000 stock options during the six months ended December 31, 2007 and recorded forfeitures of 169,278 as actual terminations according to plan policy.

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

On September 12, 2007, EnerLume granted 100,000 shares of common stock vesting at various dates through June 1, 2008 as retainer to an institutional investment firm for engagement fees pursuant to a one year contract.  The securities issued on September 12, 2007 were issued at a market price of $2.00 and recorded as expense at fair value of $109,500.

On October 1, 2007, the Preferred shareholder converted all 266,667 Series B preferred shares into 400,000 shares of common stock.  The preferred shares were subject to the anti-dilution provisions set forth in the Company’s Articles of Incorporation.  The conversion price of the preferred shares and 133,333 shares associated with the anti-dilution provision were converted at $1.00 per share.  The accrued preferred dividend of $135,471 was converted into a note payable during the quarter and subsequently converted into shares of the Company’s common stock in February 2008.

On November 21, 2007, the Company entered into a repayment option agreement and converted its $300,000 Secured Promissory Notes plus interest of $17,917 into shares of the Company’s common stock and warrants.  The Company issued an aggregate of 158,958 shares of common stock and 47,688 warrants.  The shares were converted at $2.00 per share and included warrants exercisable into one share of common stock at $2.25 per warrant.  The warrants were valued at $78,777 and were included in the total cost of conversion which was recorded as interest expense in December 31, 2007 for an aggregate expense of $164,615.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 5 -	STOCKHOLDERS’ EQUITY (Continued)

COMMON STOCK AND WARRANTS (Continued)

On December 12, 2007, the Company closed the sale of 572,500 shares of common stock and 171,750 common stock purchase warrants to a limited number of accredited investors. The securities were sold at a price of $2.00 per share for aggregate proceeds to the Company of $1,145,000.  The warrants are exercisable at $2.25 per share for a period of the later of five years or two years after the shares underlying the warrants are registered for resale pursuant to an effective registration. The offer and sale of the common stock and warrants was conducted on behalf of the Company by the officers and directors of the Company and by a FINRA-licensed broker-dealer.  The broker-dealer received a sales commission of $106,900 and 106,900 warrants exercisable at $1.75 under the same terms as those warrants sold as part of the offering.  Officers and directors of the Company did not receive any remuneration for offers and sales made by them.

On December 31, 2007, the Company entered into repayment option agreements to issue shares of its common stock and warrants to satisfy its obligations pursuant to the 12% Unsecured Promissory Notes dated January 31, 2003 and converted $1,112,500 (face value) of their respective notes to shares of the Company’s common stock and warrants to purchase shares of common stock.  The Company issued an aggregate 601,337 shares of common stock and 180,403 warrants.  The shares were converted at $1.85 per share and included warrants exercisable into one share of common stock at $2.25 per warrant.  Additionally, the existing warrants underlying the original notes were extended for an additional two years.  The 180,403 warrants granted were valued at $266,002 and were included in the total cost of conversion which was recorded as interest expense for December 31, 2007 was $699,631.

NOTE 6 -	INCOME TAXES

The provision for income taxes for discontinued operations consists of current state income taxes of $20,000 and $30,000 for the six months ended December 31, 2007 and 2006 respectively.

As of December 31, 2007, the Company has federal net operating loss carryforwards of approximately $22,675,000 expiring through fiscal 2028.

The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.  The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.  At December 31, 2007, the Company has recorded a valuation allowance for all of its net deferred tax assets and for the six months ended December 31, 2007 the Company increased the valuation allowance by approximately $92,000.

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

On May 22 and 23, 2007, the Company and its past and present directors and officers named as defendants in the Class and Derivative Actions (the “Host America defendants”), and the plaintiffs filed agreements to settle and fully resolve all claims against the Host America defendants in both actions.  On October 18 and 19, 2007, the District Court granted preliminary approval of the Class and Derivative settlements.  On January 28, 2008, the Court conducted a fairness hearing on the settlements, at which time the Court granted final approval of the Class Action settlement. On February 5, 2008, the court granted final approval of the settlement of the consolidated stockholders derivative action.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 7 -	CONTINGENCIES (Continued)

LEGAL MATTERS (Continued)

Federal Class and Derivative Actions (Con’t)

Under the Class Action settlement, the Host America defendants agreed to a gross payment of $2.45 million to the Class in exchange for dismissal of all claims against them with prejudice. To date, $1,700,000 has been paid by insurance and the Company has contributed $200,000.   The Company has entered into an unsecured term note for the balance at a rate of 7.5% per annum which shall be due and payable in full on April 18, 2008.  Under the Derivative Action settlement, the Company has agreed to implement and/or maintain certain specified corporate governance policies and procedures and to pay $140,000 for the shareholder plaintiffs’ attorney fees and costs, which will be funded by insurance proceeds.  The corporate governance policies, many of which are already in place and being compiled with by the Company, include, among other things, a ten-year term limit for newly-elected directors, limits on the number of public company boards a director may serve on, director attendance policies, maintaining a nominating committee and applicable charter, and guidelines regarding approval of related party transactions.  The Company and the other EnerLume defendants have steadfastly maintained that the claims raised in the litigation are without merit, and have vigorously contested those claims.  As part of the settlement, the settling defendants continue to deny any liability or wrongdoing.  Payments under the Class and Derivative settlements will exhaust the available proceeds from the Host America defendants’ insurance policy.

State Court Derivative Action

On or about September 28, 2005, the Company was named as a nominal defendant in a separate derivative action filed in the Connecticut Superior Court in Bart Hester v. Geoffrey W. Ramsey, et al.,  Docket No. UWY-CV-05-5001448-S (“Hester” action).  The action named as defendants Geoffrey Ramsey, David Murphy, Anne Ramsey, Peter Sarmanian, Gilbert Rossomando, Roger Lockhart, C. Michael Horton, Nicholas M. Troiano, Patrick J. Healy, and John D’Antona.  The Hester complaint contained allegations and claims substantially similar to those of the Federal Derivative Action described above, and asserted six counts for breach of fiduciary duty for insider selling and misappropriation.  On June 13, 2006, the Superior Court granted Host’s motion to stay all proceedings in Hester in light of the earlier filed Federal Derivative Action.  The Hester action has remained stayed until further order of the Superior Court.  The Host defendants believe that final approval of the Federal Derivative Action will extinguish the claims asserted in the Hester action.

By motion filed on August 8, 2007, Hester sought to intervene in the Federal Derivative Action purportedly for the purpose of objecting to the settlement. Defendants have opposed Hester’s motion.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 7 -	CONTINGENCIES (Continued)

LEGAL MATTERS (Continued)

State Court Individual Suit

On May 2, 2006, 47 plaintiffs who alleged that they had purchased the Company’s securities at artificially inflated prices in reliance on the July 12, 2005 press release brought suit in the Connecticut Superior Court, naming Host as the sole defendant in  Enrique Jose Contreras, et al., v. Host America Corp., Docket No. No. UWY-CV-06-4013754-S (“Contreras” action). The Contreras amended complaint, filed on January 25, 2008, is based on substantially the same allegations as the Class Action, and asserts causes of action for fraud, fraudulent non-disclosure, fraudulent misrepresentations, negligent misrepresentation, and respondeat superior liability.   The Company has moved to stay discovery pending a disposition on its contemplated motion to dismiss.  The Company believes it has substantial and meritorious defenses to the action.

Federal Court Individual Suit

On June 25, 2007, substantially the same group of plaintiffs in the state court Contreras matter filed a complaint in the United States District Court for the District of Connecticut against David J. Murphy, Geoffrey Ramsey, Peter Sarmanian, and Roger D. Lockhart in the matter Anil Sawant, et al. v. Geoffrey W. Ramsey, et. al., Civil Action No. 07-cv-980 (VLB).  The Sawant complaint, which does not name the Company as a defendant,  asserts substantially the same allegations and claims as the Class Action Consolidated Complaint.  On January 18, 2008, the defendants filed a motion to dismiss the Sawant action.

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

The Company has two major reportable segments: energy services and energy conservation.  RS Services is the energy services segment and EnerLume Corp. is the energy conservation segment. The business dining segment which was operated by the Company and the unitized meals segment which was operated by Lindley Food Service have been sold and are reported as discontinued operations on the consolidated statement of operations.  The segments are determined based on the components of the Company’s business that are evaluated separately by management. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Business segment financial information as of and for the three months ended December 31, 2007 is as follows:

	Energy Services	Energy Conservation	Corporate	Total

Sales to unaffiliated customers	$2,103,010	$119,717	$-	$2,222,727
Segment profit (loss)	418,839	(141,563)	(3,036,234)	(2,758,958)
Depreciation and amortization	79,214	3,241	10,556	93,011
Provision for income taxes	-	-	-	-

Business segment financial information for the three months ended December 31, 2006 is as follows:

	Energy Services	Energy Conservation	Corporate	Total

Sales to unaffiliated customers	$1,636,158	$-	$-	$1,636,158
Segment loss	(1,101,524)	-	(949,889)	(2,051,413)
Depreciation and amortization	92,852	-	8,410	101,262
Provision for income taxes	-	-	-	-

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 8 -	INDUSTRY SEGMENT INFORMATION

Business segment financial information for the six months ended December 31, 2007 is as follows:

	Energy Services	Energy Conservation	Corporate	Total

Sales to unaffiliated customers	$4,264,929	$134,859	$-	$4,399,788
Segment profit (loss)	596,022	(348,568)	(4,365,721)	(4,118,267)
Depreciation and amortization	161,833	5,960	18,059	185,852
Provision for income taxes	-	-	-	-
Segment assets	2,114,286	306,934	2,029,590	4,450,810

Business segment financial information for the six months ended December 31, 2006 is as follows:

	Energy Services	Energy Conservation	Corporate	Total

Sales to unaffiliated customers	$3,969,125	$-	$-	$3,969,125
Segment loss	(1,603,582)	-	(2,049,655)	(3,653,237)
Depreciation and amortization	186,346	-	18,555	204,901
Provision for income taxes	-	-	-	-
Segment assets	3,388,053	-	2,354,849	5,742,902

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 9 -	SUBSEQUENT EVENTS

Board of Directors Compensatory Arrangement

On January 15, 2008, the Board of Directors of the Company adopted the following compensatory arrangement for all non-employee directors serving on the Board of Directors.  Retroactive to the quarter ended September 30, 2007, non-employee directors will receive quarterly fees of $3,000 in cash and a restricted share grant of the Company’s common stock valued at $7,500, based upon the closing price of the Company’s common stock on the first trading day of the subsequent fiscal quarter, which will also be the date of grant.  In addition, on an annual basis, each non-employee member of the Board who serves as a Committee Chairperson or as the Chairman of the Board will receive a restricted share grant of the Company’s common stock valued at $5,000, based upon the closing price of the Company’s common stock on the first trading day of the Company’s next fiscal year, which will also be the date of grant.  With respect to the stock grants for service as non-employee directors for the first two fiscal quarters of the Company’s current fiscal year, the Board valued the shares as of January 15, 2008, the date of grant.  The Company recorded an accrual of $70,000 as of December 31, 2007.

In addition, on January 15, 2008 the Board granted 100,000 shares of the Company’s restricted common stock, each, to directors Healy, Troiano and D’Antona for past services rendered to the Company as non-employee directors.

Class Action Settlement and Obligation

On January 28, 2008, the Company received final approval of the settlement of the consolidated federal securities class action lawsuit that arose out of allegations stemming from a press release issued by the Company on July 12, 2005. On January 29, 2008, in connection with the settlement, the Company became obligated under an unsecured term note issued to In re Host America Corp. Securities Litigation for $550,000. The note may be prepaid in whole or in part at any time without penalty, but in no event later than April 18, 2008 on which date the entire indebtedness evidenced by the note including interest at the rate of 7.5% per annum shall be due and payable. The Company has held as accrued at December 31, 2007 the effects of this subsequent cash outflow.

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

Recent Developments

This section covers developments beginning in the second quarter of fiscal 2008.

Class Action Settlement

On January 28, 2008, the Honorable Vanessa L. Bryant, United States District Court Judge for the District of Connecticut, granted final approval of the settlement of the consolidated federal securities class action lawsuit that arose out of allegations stemming from a press release issued by the Company on July 12, 2005. As previously described in the Company's current report on Form 8-K filed on October 19, 2007, under the settlement, all claims against the Company and its past and present officers and directors named as defendants have been dismissed with prejudice, in exchange for payment to the Class of $2,450,000, of which $1,700,000 has been paid by insurance proceeds. On January 18, 2007, the Company paid $200,000 of the remaining settlement amount and on January 29, 2008, the Company became obligated on an unsecured term note issued to In re Host America Corp. Securities Litigation for the balance of the outstanding obligation to the Class.  As part of the settlement, the Company and the other settling defendants continue to deny any liability or wrongdoing. The Company has not settled two other cases pending in state court concerning the July 2005 press release.

Derivative Action Settlement

On February 5, 2008, the Honorable Vanessa L. Bryant, United States District Court Judge for the District of Connecticut, granted final approval of the settlement of the consolidated stockholders derivative action.   As previously described in the Company’s current report on Form 8-K filed on October 24, 2007, under the terms of the derivative action settlement, the Company’s Board of Directors has agreed to implement and/or maintain certain specified corporate governance policies and procedures and to pay $140,000 for the shareholder plaintiffs’ attorney fees and costs, which will be funded by insurance proceeds.  The corporate governance policies, many of which are already in place and being compiled with by the Company, include, among other things, a ten-year term limit for newly-elected directors, limits on the number of public company boards a director may serve on, director attendance policies, maintaining a nominating committee and applicable charter, and guidelines regarding approval of related party transactions.  The Company and the other EnerLume defendants have steadfastly maintained that the claims raised in the litigation are without merit, and have vigorously contested those claims.  As part of the settlement, the settling defendants continue to deny any liability or wrongdoing.

The Company has not settled two other cases pending in state court concerning the July 2005 press release.  However, the Company believes that final approval of the federal stockholders derivative action extinguishes all claims in one of the state cases, a derivative action based on the same circumstances as the federal action.

Sale of Corporate Dining

On October 19, 2007, the holders of a majority of shares of the Company’s outstanding common stock approved the sale of substantially all of the assets comprising our contract food management division pursuant to the Asset Purchase Agreement dated April 17, 2007 and amended on August 31, 2007 by and between the Company, Timothy Hayes and an entity formed by Mr. Hayes to facilitate the transaction.  The transaction closed on October 26, 2007 and the principal assets of this division sold in the transaction consisted of the Host America name, customer accounts, equipment, inventory, intellectual property and promotional and marketing materials. The Asset Purchase Agreement provided for an initial cash purchase price of $1.2 million dollars subject to certain adjustments prior to closing based upon the remaining corporate dining accounts and inventory on hand from the date of the original agreement to the closing.  In addition, $196,097 of the total purchase price was initially held in an escrow account for a period for 120 calendar days from closing to determine the number of key accounts that have been retained by this division.  On November 15, 2007, $17,327 was released from escrow.  Based upon the aforementioned adjustments made at closing, the final cash purchase price paid to the Company was $1,137,077. Mr. Hayes formerly served as the director of operations for the corporate dining division and resigned from the Company effective at the closing date.  The Company believes the sale was fair to the Company and its shareholders based upon a fairness opinion provided by an independent valuation firm.  In addition, the Company’s audit committee reviewed the transaction and the Company’s board of directors approved the transaction based upon the conclusion the terms were no less favorable than generally available to an independent third party. David Murphy, the Company’s chief executive officer and a director, entered into a non-competition agreement with the purchaser for a period of five years and was paid $34,218 as consideration for entering into the non-compete agreement.

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

The Asset Purchase Agreement provided for an initial cash purchase price of $2,500,000 subject to an adjustment based on the net asset value of the division two days prior to closing.  As a result of the aforementioned adjustments, the Company received final net proceeds of $1,875,670 from the sale of this division.

Prior to the transaction, Gilbert Rossomando was the president of this division and Mark Cerreta was the executive vice president of this division.  Messrs. Rossomando and Cerreta are the sole shareholders of Lindley Acquisition Corporation.  Mr. Rossomando will remain a director of the Company, however, Messrs. Rossomando and Cerreta resigned as officers of the Company effective at the closing date.  The Company believes the sale was fair to the Company and its shareholders based upon a fairness opinion provided by an independent valuation firm.  In addition, the Company’s audit committee reviewed the transaction and the Company’s board of directors approved the transaction based upon the conclusion the terms were no less favorable than generally available to an independent third party.

Corporation Name Change

At a special meeting of shareholders of the Company held on October 19, 2007, the holders of a majority of shares of the Company’s outstanding common stock approved a proposal that the Company amend its articles of incorporation and change its name from “Host America Corporation” to “EnerLume Energy Management Corp.”  On October 24, 2007, the Company filed articles of amendment to amend its articles of incorporation with the office of the Secretary of State of the State of Colorado to effect this change of name.

Option to Convert Debt into Equity

On November 21, 2007, we entered into a repayment option agreement for the repayment or conversion of our Secured Promissory Notes dated July 5, 2006, as modified on January 5, 2007, for an aggregate principal amount of $300,000 bearing interest at 10% per annum.  Each of the four noteholders was offered the opportunity to receive cash plus accrued interest or convert their respective notes to shares of the Company’s common stock and warrants to purchase shares of common stock.  All four noteholders, including two officers and directors, accepted the Company’s offer of conversion and we issued an aggregate of 158,958 shares of common stock and 47,688 warrants.  The shares were converted at $2.00 per share and included warrants exercisable into one share of common stock at $2.25 per warrant.  As part of the conversion of the notes, the Security Agreements with respect to the notes were terminated and released.

On December 31, 2007, we entered into a repayment option agreement for the repayment or conversion of our $1,275,000 12% Unsecured Promissory Notes dated January 31, 2003.  Each of the individual noteholders was offered the opportunity to receive their principal in cash plus accrued interest as scheduled on January 31, 2008 or convert their respective notes to shares of the Company’s common stock and warrants to purchase shares of common stock.  A total of 22 out of the 29 noteholders accepted our offer of conversion and received an aggregate of 601,337 shares of common stock and 180,403 warrants.  We converted $1,112,500 of our outstanding obligation and recorded a $699,631 charge as interest expense for the aggregate conversion of the note into equity.  The outstanding obligation under these Notes at December 31, 2007 of $162,500 is due and was paid on January 31, 2008.

Private Placement

On December 12, 2007, we closed the sale of 572,500 shares of common stock and 171,750 common stock purchase warrants to a limited number of accredited investors.  The securities were sold at a price of $2.00 per share for aggregate proceeds to the Company of $1,145,000.  The warrants are exercisable at $2.25 per share for a period of the later of five years or two years after the shares underlying the warrants are registered for resale pursuant to an effective registration. The offer and sale of the common stock and warrants was conducted on behalf of the Company by the officers and directors of the Company and by a FINRA-licensed broker-dealer.  The broker-dealer received a sales commission of $106,900 and 106,900 warrants exercisable at $1.75 under the same terms as those warrants sold as part of the offering.  Officers and directors of the Company did not receive any remuneration for offers and sales made by them.

The securities were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption provided by Section 4(2) of the Securities Act and by Rule 506 of Regulation D promulgated thereunder.  The securities may not be offered or sold in the United States in the absence of an effective registration statement or an exemption from the registration requirements under the Securities Act.  An appropriate “restricted” legend was placed on the securities.

Outlook

We are currently involved in litigation that can have an adverse effect on our operations.  If an unfavorable ruling with any or all of these legal matters occurs, we may be forced to either restructure operations, or take other necessary and appropriate matters that could potentially limit our ability to continue operations.

We plan to improve cash flow through continued focus, deployment and promotion of our energy management segment and the underlying technology associated with our EnerLume | EM® light controller. We also plan to continue our efforts to identify ways of reducing operating costs and to increase liquidity through additional equity and debt financings and have entered into an agreement with an institutional investment firm that could provide additional equity and debt financings. Additionally, we sold substantially all the assets of the food service division.  The completion of these financings and the operational initiatives are expected to improve our cash flow and to help foster the implementation of our current initiatives and business plan.

We believe in our plan to grow our business and obtain profitability through sales growth, cost reductions and through future strategic alliances.

Results of Operations
Three months ended December 31, 2007 (the “2007 Period”) vs. three months ended December 31, 2006 (the “2006 Period”)

Note:  Our results reflect the food service division classified as discontinued operations.  The sale of the food service division occurred on October 26 and 31, 2007.  We have sold substantially all the assets of our food service division in order to concentrate our resources on energy conservation products and services.

The following are our net revenues from continuing operations for:

	2007 Period	2006 Period	Variance	% Variance

Energy Services	$2,103,010	$1,636,158	$466,852	28.5%
Energy Conservation	119,717	-	119,717	n/a

Total Revenues	$2,222,727	$1,636,158	$586,569	35.9%

We have experienced a substantial revenue increase from continuing operations of 35.9% as compared to the 2006 Period. The increase in energy services revenue is a direct reflection of management’s decision to pursue new service related to our installation and product servicing and maintenance support group.  Ground-up construction with newly established retail locations in the prior period resulted in an unfavorable variance of approximately $791,000. We expect unfavorable variances to continue with the discontinued service into the next fiscal quarter. We believe that ground-up construction type contracts were not part of our overall mission of energy management services and conservation, and that the servicing of these type contracts channel resources away from further development of our energy services and higher margin businesses.  RS Services installation and product servicing and maintenance support revenues increased approximately $522,000 from the 2006 Period, and switchgear and retrofit services from both contractor and subcontractor multi-location contract revenues increased approximately $736,000 from the 2006 Period.  These services include replacing older, less efficient equipment and similar electrical devices with new, and more updated energy efficient devices, such as circuit breakers and florescent lighting tubes and ballasts. RS Services has an established business in the electrical and energy management field on a national scale as well as having a UL-approved panel shop for the assembly of products.

Our principal energy conservation product, the EnerLume | EM®, was first introduced early in the calendar year 2007 and is currently ready for market.  We expect to continue to test and refine the product and have not recorded product sales during the 2007 period.  Revenues from energy conservation of approximately $120,000 include the services, as well as consulting and training of support for our channel partner network.  The EnerLume | EM® is a lighting energy management system that is designed to reduce excess kilowatts ordinarily required for operating magnetic or electronic ballasts used in fluorescent lighting systems, and manages the incoming power so the ballasts draw energy when the power transmission is most efficient.  This reduces energy costs while minimally reducing light levels so that virtually imperceptable light loss can be detected by the human eye.  We intend to market the EnerLume | EM® via channel partners to market leaders in industry segments (retail, commercial, industrial, and institutional), which we believe will lend credibility and name brand recognition to our product. In addition, we intend to establish relationships with trade organizations that will endorse our product, and offer the sale to companies that comprise their industry.  This process should facilitate our energy management and conservation operations and streamline our entry into the electrical energy marketplace.

The following are our direct costs and margins from continuing operations for:

	2007 Period	2006 Period	Variance	% Variance
Cost of revenues from:
Energy Services	$1,108,758	$1,960,816	$(852,058)	-43.5%
Energy Conservation	100,964	-	100,964	n/a

Total costs of revenues	$1,209,722	$1,960,816	$(751,094)	-38.3%

	2007 Period	2006 Period	Variance
Direct cost margins from:
Energy Services	47.3%	-19.8%	67.1%
Energy Conservation	15.7%	-	n/a

Total direct cost margin	45.6%	-19.8%	65.4%

The Company’s cost of revenues from continuing operations represent the direct cost of job materials and direct wages for electrical installations relating to energy services, as well as direct product costs and labor associated with technical training and servicing our channel partners for energy conservation.  Energy services costs throughout the 2007 Period experienced a reduction of approximately $416,000 directly related to cost reductions in job materials with the absence of construction related contracts.  Other direct costs decreased approximately $228,000 and labor costs decreased approximately $206,000 given the higher margin business contracts and the absence of ground up construction related contracts.  Depreciation directly related to cost of goods sold remained consistent with a nominal decrease of approximately $2,000. We anticipate this higher margin trend to continue in the future.  Our energy conservation segment experienced an anticipated reliance on labor and technical training of approximately $101,000 relating to the continued development of our EnerLume | EM® product.  This development created nominal downward pressure on our overall margins.

The following is our other operating costs from continuing operations for:

	2007 Period	2006 Period	Variance

SG&A	$2,368,260	$1,531,707	$836,553
Depreciation and amortization	46,789	52,982	(6,193)
Research and development	6,946	409	6,537

Total other operating costs	$2,421,995	$1,585,098	$836,897

Selling, general and administrative expenses from continuing operations consist primarily of management and clerical salaries, legal, accounting and other professional fees, liability insurance, facility rentals, repairs, maintenance, utilities, commissions, travel and various other costs.  The SG&A increase over the 2006 Period is primarily attributable to a one time employee compensation charge in the amount of $1,043,740, related to the issuance of stock and option compensation in the December quarter.  We expect this trend to continue into the next quarter due to the issuance of compensation to the independent members of the Board of Directors in January 2008.  Depreciation and amortization decreased by $6,193 in the 2007 Period.  The balance of the decrease in operating costs and expenses is the 2006 Period research and development costs relating to the development of the EnerLume | EM® product. We recognized an increase in research and development costs of $6,537 associated with our energy management product as development has been completed and the product is ready for market.

The following is our income from discontinued operations:

	2007 Period	2006 Period	Variance

Corporate dining	$13,072	$203,935	$(190,863)
Unitized meals	83,118	232,106	(148,988)

Total discontinued operations	$96,190	$436,041	$(339,851)

In the 2007 Period, corporate dining and unitized meals results reflect a one month period prior to the sale of the food service assets which occurred at the end of the period in October. Revenues for corporate dining were $859,690, cost of revenues were $783,439, income from operations was $14,072, and provision for income taxes of $1,000 as compared to revenues of $3,438,197, cost of revenues of $3,140,547, income from operations of $206,935 and provision for income taxes of $3,000 in the 2006 Period.

In the 2007 Period, unitized meals revenues were $1,559,717, cost of revenues were $1,097,281, income from operations was $87,118 and provision for income taxes of $4,000, as compared to revenues of $4,022,542, cost of revenues of $3,167,680, income from operations of $244,106 and provision for income taxes of $12,000 in the 2006 Period.

Other Costs:

In the 2007 Period, we recorded the amortization of the Shelter Island debt discount and reported additional debt discount costs from the 2006 Period of $127,743. As a result of the Shelter Island loan, the increase in the 2007 Period for amortization of deferred financing costs as compared to the 2006 Period was $47,474. The Shelter Island debt was paid in October 2007 and we do not expect these non-cash charges to occur during the balance of the fiscal 2008 period. Additionally, interest expense increased $822,599 for the 2007 Period when compared to the 2006 Period.  We recorded a beneficial conversion charge of $58,008 as interest expense in the 2007 Period to reflect the conversion feature of the 12%

Convertible note issued in July 2007, and we recorded a $864,245 charge as interest expense for the aggregate conversion of our $300,000 Secured Promissory Notes and for the conversion of our $1,115,000 12% Unsecured Promissory Notes.

Net Loss:

EnerLume incurred a net loss of $1,946,429 for the 2007 Period, as compared to a net loss of $1,615,372 for the 2006 Period.  The net loss in the 2007 Period resulted largely from recording as interest expense the conversion of selected debt into equity, non cash charges of debt discount amortization, employee compensation related to issuance of stock and options, beneficial conversion charges and deferred financing costs associated with our debt financings.  The large net loss in the 2006 Period primarily resulted from professional costs incurred which included substantial professional fees associated with the audits and reviews of prior years and prior quarters respectively.

Six months ended December 31, 2007 (the “2007 Period”) vs. six months ended December 31, 2006 (the “2006 Period”)

Note:  Our results reflect the food service division classified as discontinued operations.  The sale of the food service division occurred on October 26 and 31, 2007.  We have sold substantially all the assets of our food service division in order to concentrate our resources on energy conservation products and services.

The following are our net revenues from continuing operations for:

	2007 Period	2006 Period	Variance	% Variance

Energy Services	$4,264,929	$3,969,125	$295,804	7.5%
Energy Conservation	134,859	-	134,859	n/a

Total Revenues	$4,399,788	$3,969,125	$430,663	10.9%

We have experienced an aggregate revenue increase from continuing operations of 10.9% as compared to the 2006 Period. The increase in energy services revenue is a direct reflection of management’s decision to pursue new service related to our installation and product servicing and maintenance support group.  Ground-up construction with newly established retail locations in the prior period resulted in an unfavorable variance of approximately $1,527,000. We expect unfavorable variances to continue with the discontinued service into the next fiscal quarter. We believe that ground-up construction type contracts were not part of our overall mission of energy management services and conservation, and that the servicing of these type contracts channel resources away from further development of our energy services and higher margin businesses.  RS Services installation and product servicing and maintenance support revenues increased approximately $861,000 from the 2006 Period, and switchgear and retrofit services from both contractor and subcontractor multi-location contract revenues increased approximately $962,000 from the 2006 Period.  These services include replacing older, less efficient equipment and similar electrical devices with new, and more updated energy efficient devices, such as circuit breakers and florescent lighting tubes and ballasts. RS Services has an established business in the electrical and energy management field on a national scale as well as having a UL-approved panel shop for the assembly of products.

Our principal energy conservation product, the EnerLume | EM®, was first introduced early in the calendar year 2007 and is currently ready for market.  We expect to continue to test and refine the product and have not recorded product sales during the 2007 period.  Revenues from energy conservation of approximately $135,000 include the continued services, as well as consulting and training of support for our channel partner network.  The EnerLume | EM® is a lighting energy management system that is designed to reduce excess kilowatts ordinarily required for operating magnetic or electronic ballasts used in fluorescent lighting systems, and manages the incoming power so the ballasts draw energy when the power transmission is most efficient.  This reduces energy costs while minimally reducing light levels so that virtually imperceptable light loss can be detected by the human eye.  We intend to market the EnerLume | EM® via channel partners to market leaders in industry segments (retail, commercial, industrial, and institutional), which we believe will lend credibility and name brand recognition to our product. In addition, we intend to establish relationships with trade organizations that will endorse our product, and offer the sale to companies that comprise their industry.  This process should facilitate our energy management and conservation operations and streamline our entry into the electrical energy marketplace.

The following are our direct costs and margins from continuing operations for:

	2007 Period	2006 Period	Variance	% Variance
Cost of revenues from:
Energy Services	$2,526,713	$4,008,264	$(1,481,551)	-37.0%
Energy Conservation	168,964	-	168,964	n/a

Total costs of revenues	$2,695,677	$4,008,264	$(1,312,587)	-32.7%

	2007 Period	2006 Period	Variance
Direct cost margins from:
Energy Services	40.8%	-1.0%	41.8%
Energy Conservation	-25.3%	-	n/a

Total direct cost margin	38.7%	-1.0%	39.7%

The Company’s cost of revenues from continuing operations represent the direct cost of job materials and direct wages for electrical installations relating to energy services, as well as direct product costs and labor associated with technical training and servicing our channel partners for energy conservation.  Energy services costs throughout the 2007 Period experienced a reduction of approximately $827,000 directly related to cost reductions in job materials with the absence of construction related contracts.  Labor costs decreased approximately $539,000, and other direct costs decreased approximately $116,000 given the higher margin business contracts and the absence of ground up construction related contracts.  Depreciation directly related to cost of goods sold remained consistent. We anticipate this higher margin trend to continue in the future.  Our energy conservation segment experienced an anticipated reliance on labor and technical training of approximately $169,000 relating to the continued development of our EnerLume | EM® product.  This development created nominal downward pressure on our overall margins.

The following is our other operating costs from continuing operations for:

	2007 Period	2006 Period	Variance

SG&A	$3,820,411	$3,024,468	$795,943
Depreciation and amortization	89,823	108,341	(18,518)
Research and development	9,310	137,526	(128,216)

Total other operating costs	$3,919,544	$3,270,335	$649,209

Selling, general and administrative expenses from continuing operations consist primarily of management and clerical salaries, legal, accounting and other professional fees, liability insurance, facility rentals, repairs, maintenance, utilities, commissions, travel and various other costs.  The SG&A increase over the 2006 Period is primarily attributable to a one time charge of employee compensation in the amount of $1,076,836, related to the issuance of stock and option compensation recorded in the December quarter.  We expect this trend to continue into the next quarter due to the issuance of compensation to the independent members of the Board of Directors in January 2008.  Depreciation and amortization decreased by a nominal $18,518 in the 2007 Period. The balance of the decrease in operating costs and expenses is the 2006 Period research and development costs relating to the development of the EnerLume|EM™ product. We recognized a decrease in research and development costs of $128,216 associated with our energy management product as development has been completed and the product is ready for market.

The following is our income from discontinued operations:

	2007 Period	2006 Period	Variance

Corporate dining	$150,710	$388,765	$(238,055)
Unitized meals	164,713	278,614	(113,901)

Total discontinued operations	$315,423	$667,379	$(351,956)

In the 2007 Period, corporate dining and unitized meals results reflect a one month period prior to the sale of the food service assets which occurred at the end of the period in October.  Corporate dining revenues were $3,797,072, cost of revenues were $3,479,555, income from operations was $154,710 and provision for income taxes of $4,000, as compared to revenues of $6,595,644, cost of revenues of $6,028,030, income from operations of $394,765 and provision for income taxes of $6,000 in the 2006 Period.

In the 2007 Period, unitized meals revenues were $5,353,684, cost of revenues were $4,165,637, income from operations was $180,713 and provision for income taxes of $16,000 as compared to revenues of $7,646,938, cost of revenues of $6,084,123, income from operations of $302,614 and provision for income taxes of $24,000 in the 2006 Period.

Other Costs:

In the 2007 Period, we recorded the amortization of the Shelter Island debt discount and reported additional debt discount costs from the 2006 Period of $295,069. As a result of the Shelter Island loan, the increase in the 2007 Period for amortization of deferred financing costs as compared to the 2006 Period was $109,652. The Shelter Island debt was paid in October 2007 and we do not expect these non-cash charges to occur during the balance of the fiscal 2008 period. The 2006 Period included a gain on the mark to market value of the Shelter Island warrant liability of $93,001 resulting from the recognition of a warrant liability in connection with the loan.  Additionally, interest expense increased $942,758 for the 2007 Period when compared to the 2006 Period.  We recorded a beneficial conversion charge of $102,508 as interest expense in the 2007 Period to reflect the conversion feature of the 12% Convertible note issued in July 2007, and we recorded a $864,245 charge as interest expense for the aggregate conversion of our $300,000 Secured Promissory Notes and for the conversion of our $1,115,000 12% Unsecured Promissory Notes.

Net Loss:

EnerLume incurred a net loss of $3,086,505 for the 2007 Period, as compared to a net loss of $2,985,858 for the 2006 Period.  The net loss in the 2007 Period resulted largely from recording as interest expense the conversion of selected debt into equity, non cash charges of debt discount amortization, employee compensation related to issuance of stock and options, beneficial conversion charges and deferred financing costs associated with our debt financings.  The net loss in the 2006 Period primarily resulted from professional costs incurred which included substantial professional fees associated with the audits and reviews of prior years and prior quarters respectively.

Liquidity and Capital Resources

We are dependent on debt and equity financings to fund our operations, product development, working capital and acquisitions.  Our cash flow had been mainly consumed by costs associated with general and administrative and legal and professional fees primarily resulting from the events and circumstances surrounding the press release of July 12, 2005, as well as increasing research and development of our EnerLume | EM® light controller.  We expect to continue to secure additional debt and equity financings until we can sustain positive free cash flow.

We plan to obtain profitability through increased sales and services revenues associated with higher margin services and product revenues within energy services and conservation segments.  We also plan to continue our strategic review of our business operations and efforts to obtain positive free cash flow by seeking and implementing our business plan to secure additional master channel partner relationships associated with our EnerLume | EM® product. To fund the execution of our strategic plans we will pursue equity financings through institutional capital sources.  Ongoing funding efforts and our business and operational initiatives are expected to achieve our forecast for profitability and positive cash flow.  However, there can be no assurance that we will be successful with any or all of our strategic initiatives.

We have experienced a cash increase in the 2007 Period of $1,257,716.  The net cash used in operating activities of continuing operations was $1,721,504.  Net cash provided by investing activities of continuing operations was $2,781,185 as a result of cash received from the sale of food services.  Net cash used in financing activities of continuing operations of $267,682 resulted from the cash received from equity and debt fundraisings net of payment of long-term debt from sale of the food service divisions.  Cash provided by discontinuing operations was $465,717.

We anticipate additional cash outflows in fiscal 2008 to support the growth anticipated in energy conservation through our EnerLume Corp. subsidiary, the pay down of outstanding payables, continued attorney fees and the payment associated with the class action settlement.

EnerLume’s current ratio at December 31, 2007 was .63 and June 30, 2007 was ..66.  Our current assets and current liabilities decreased substantially as a result of the sale of the food service business.

We have received final court approval for settlement with respect to our federal class action, which will require us to fund the portion of the settlement not covered by our insurance carrier.  This exposure of approximately $750,000 was partially funded in January 2008 and the balance of $550,000 is due and payable in April 2008 as evidenced by a short term 90 day note.

At December 31, 2007 the Company had a working capital deficiency and a stockholders’ deficiency of $2,273,866 and $3,692,354 respectively, and a net loss of $3,086,505 for the six months ended December 31, 2007. These matters raise substantial doubt about our ability to continue as a going concern.

Conversion of Debt into Equity

On November 21, 2007, we entered into a repayment option agreement for the conversion of our $300,000 Secured Promissory Notes dated July 5, 2006, as modified on January 5, 2007.  Each of the four noteholders converted their respective notes and interest to shares of the Company’s common stock and warrants and received an aggregate of 158,959 shares of common stock and 47,688 warrants.  As part of the conversion of the notes, the Security Agreements with respect to the notes were terminated and released.

On December 31, 2007, we entered into a repayment option agreement for the repayment or conversion of our $1,275,000 12% Unsecured Promissory Notes dated January 31, 2003.  Each of the individual noteholders was offered the opportunity to receive their principal in cash plus accrued interest as scheduled on January 31, 2008 or convert their respective notes to shares of the Company’s common stock and warrants to purchase shares of common stock.  A total of 22 out of the 29 noteholders accepted our offer of conversion and received an aggregate of 601,337 shares of common stock and 180,403 warrants.  We converted $1,112,500 of our outstanding obligation and recorded a $699,631 charge as interest expense for the aggregate conversion of the note into equity.  The outstanding obligation under these Notes at December 31, 2007 of $162,500 is due and was paid on January 31, 2008.

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

As security for the payment of the Notes and the performance by the Company of its obligations, the Company assigned to the Note holders a security interest in all of its right, title and interest in the patent pending and brand name rights relating to the Company’s EnerLume | EM® energy saving-device.

On December 12, 2007, we closed the sale of 572,500 shares of common stock and 171,750 common stock purchase warrants to a limited number of accredited investors.  The securities were sold at a price of $2.00 per share for aggregate proceeds to the Company of $1,145,000.  The warrants are exercisable at

$2.25 per share for a period of the later of five years or two years after the shares underlying the warrants are registered for resale pursuant to an effective registration. The offer and sale of the common stock and warrants was conducted on behalf of the Company by the officers and directors of the Company and by a FINRA-licensed broker-dealer.  The broker-dealer received a sales commission of $106,900 and 106,900 warrants exercisable at $1.75 under the same terms as those warrants sold as part of the offering.  Officers and directors of the Company did not receive any remuneration for offers and sales made by them.

Sale of Food Service Assets

On October 26, 2007 and October 31, 2007 we completed the sale of substantially all the assets of our Corporate Dining and Unitized Meals food service segments respectively. The final cash purchase price paid to the Company was an aggregate $3,012,747, pursuant to post closing balance adjustments, and included an initial escrow amount of $196,097.  Proceeds of the sale were used to pay in full the Shelter Island term loan of $1,240,000 and were used to pay down outstanding payables.

Critical Accounting Policies

There have been no major changes to the critical accounting policies as outlined in the Company’s June 30, 2007 Annual Report on Form 10-K filed under the name Host America Corporation.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4.   Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this quarterly report on Form 10-Q for the quarter ended December 31, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not totally effective as of December 31, 2007 for the following reasons:

•	our operating subsidiary, RS Services, Inc., has continued to experience significant problems with its inventory control relating to pricing and restocking procedures to meet project demands.
•
our lack of an experienced accounting staff and/or procedures to more fully allow for segregation of duties within the department and our inability to generate timely preparation of management’s internal reports.

To correct these deficiencies, we have retained the services of a third party contractor to review our internal controls and recommend additional procedures.  They have been retained to prepare a comprehensive report to be presented to our auditors for our June 30, 2008 audit.  In addition, our service provider will prepare recommendations to further improve our controls and devise systems to facilitate the segregation of duties and procedures with our existing accounting staff levels.

In addition, management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

In performing its review, management concluded that the Company’s controls over RS Services’ inventory and its staffing of the accounting and financial reporting system were insufficient and constituted a material weakness. To correct these deficiencies, management has retained the services of an outside third party consultant to assist in evaluating our disclosure controls and establish additional systems and procedures to maintain adequate internal controls over the reliability of our financial reporting.

There have been no significant changes in the controls or other factors that could significantly affect the controls since the evaluation was performed.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during our second fiscal quarter has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 22 and 23, 2007, the Company and its past and present directors and officers named as defendants in the Class and Derivative Actions (the “Host America defendants”), and the plaintiffs filed agreements to settle and fully resolve all claims against the Host America defendants in both actions. On October 18 and 19, 2007, the District Court granted preliminary approval of the Class and Derivative settlements.  On January 28, 2008, the Court conducted a fairness hearing on the settlements, at which time the Court granted final approval of the Class Action settlement, and took under advisement approval of the Derivative Action settlement.  On February 5, 2008, the court granted final approval of the settlement of the consolidated stockholders derivative action.

Under the Class Action settlement, the Host America defendants agreed to a gross payment of $2.45 million to the Class in exchange for dismissal of all claims against them with prejudice.   To date, $1,700,000 has been paid by insurance and the Company has contributed $200,000.   The Company has entered into an unsecured term note for the balance at a rate of 7.5% per annum which shall be due and payable in full on April 18, 2008.  Under the Derivative Action settlement, the Company has agreed to implement and/or maintain certain specified corporate governance policies and procedures and to pay $140,000 for the shareholder plaintiffs’ attorney fees and costs, which will be funded by insurance proceeds.  The corporate governance policies, many of which are already in place and being compiled with by the Company, include, among other things, a ten-year term limit for newly-elected directors, limits on the number of public company boards a director may serve on, director attendance policies, maintaining a nominating committee and applicable charter, and guidelines regarding approval of related party transactions.  The Company and the other EnerLume defendants have steadfastly maintained that the claims raised in the litigation are without merit, and have vigorously contested those claims.  As part of the settlement, the settling defendants continue to deny any liability or wrongdoing.  Payments under the Class and Derivative settlements will exhaust the available proceeds from the Host America defendants’ insurance policy.

State Court Derivative Action

On or about September 28, 2005, the Company was named as a nominal defendant in a separate derivative action filed in the Connecticut Superior Court in Bart Hester v. Geoffrey W. Ramsey, et al.,  Docket No. UWY-CV-05-5001448-S (“Hester” action).  The action named as defendants Geoffrey Ramsey, David Murphy, Anne Ramsey, Peter Sarmanian, Gilbert Rossomando, Roger Lockhart, C. Michael Horton, Nicholas M. Troiano, Patrick J. Healy, and John D’Antona.  The Hester complaint contained allegations and claims substantially similar to those of the Federal Derivative Action described above, and asserted six counts for breach of fiduciary duty for insider selling and misappropriation.  On June 13, 2006, the Superior Court granted Host’s motion to stay all proceedings in Hester in light of the earlier filed Federal Derivative Action.  The Hester action has remained stayed until further order of the Superior Court.  The Host defendants believe that final approval of the Federal Derivative Action will extinguish the claims asserted in the Hester action.

By motion filed on August 8, 2007, Hester sought to intervene in the Federal Derivative Action purportedly for the purpose of objecting to the settlement.  Defendants have opposed Hester’s motion.

State Court Individual Suit

On May 2, 2006, 47 plaintiffs who alleged that they had purchased the Company’s securities at artificially inflated prices in reliance on the July 12, 2005 press release brought suit in the Connecticut Superior Court, naming Host as the sole defendant in  Enrique Jose Contreras, et al., v. Host America Corp., Docket No. No. UWY-CV-06-4013754-S (“Contreras” action). The Contreras amended complaint, filed on January 25, 2008, is based on substantially the same allegations as the Class Action, and asserts causes of action for fraud, fraudulent non-disclosure, fraudulent misrepresentations, negligent misrepresentation, and respondeat superior liability.   The Company has moved to stay discovery pending a disposition on its contemplated motion to dismiss.  The Company believes it has substantial and meritorious defenses to the action.

Federal Court Individual Suit

On June 25, 2007, substantially the same group of plaintiffs in the state court Contreras matter filed a complaint in the United States District Court for the District of Connecticut against David J. Murphy, Geoffrey Ramsey, Peter Sarmanian, and Roger D. Lockhart in the matter Anil Sawant, et al. v. Geoffrey W. Ramsey, et. al., Civil Action No. 07-cv-980 (VLB).  The Sawant complaint, which does not name the Company as a defendant,  asserts substantially the same allegations and claims as the Class Action Consolidated Complaint.  On January 18, 2008, the defendants filed a motion to dismiss the Sawant action.

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

Item 3.     Defaults Upon Senior Securities

Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders

A special meeting of shareholders was held on October 19, 2007 for the principal purpose of (i) voting on a proposal to approve the sale of substantially all of the assets related to our Corporate Dining food service business pursuant to an asset purchase agreement, as amended; (ii) voting on a proposal to approve the sale of substantially all of the assets related to our Lindley Food Service business, pursuant to an asset purchase agreement; and (iii) voting on a proposal to amend our Articles of Incorporation to change our name from Host America Corporation to EnerLume Energy Management Corp.

The following votes were cast by the shareholders with respect to the proposal to sell substantially all of the assets related to our Corporate Dining food service business:

Proposal	Shares Voted For	Shares Voted Against	Shares Abstained

Sale of Corporate Dining	7,607,960	17,813	430

The following votes were cast by the shareholders with respect to the proposal to sell substantially all of the assets related to our Lindley Food Service business:

Proposal	Shares Voted For	Shares Voted Against	Shares Abstained

Sale of Lindley Food Service	7,593,969	31,834	400

The following votes were cast by the shareholders with respect to the proposal to amend our Articles of Incorporation to change our name from Host America Corporation to EnerLume Energy Management Corp.

Proposal	Shares Voted For	Shares Voted Against	Shares Abstained

Name Change	7,611,039	14,044	1,120

Item 5.     Other Information

Not Applicable

Item 6.      Exhibits

(a)	Exhibits
3.1	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on October 25, 2007).
10.1	Option to Convert Agreement between the Company and David Murphy (incorporated by reference to Exhibit 99.1 to our Form 8-K filed November 27, 2007).
10.2	Option to Convert Agreement between the Company and Patrick Healy (incorporated by reference to Exhibit 99.2 to our Form 8-K filed November 27, 2007).
10.3	Option to Convert Agreement between the Company and noteholders (incorporated by reference to Exhibit 99.1 to our Form 8-K filed January 4, 2008).
31.1	Principal Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Principal Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Principal Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Principal Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERLUME ENERGY MANAGEMENT CORP.

Date: February 14, 2008	By: /s/ David J. Murphy
David J. Murphy, President and Chief Executive Officer

Date: February 14, 2008	By: /s/ Michael C. Malota
Michael C. Malota Chief Financial and Accounting Officer