Form 10-Q
period 2008-03-31
EnerLume Energy Management Corp.
filed 2008-05-15
CIK 809012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

On May 9, 2008, there were 13,375,614 shares of the registrant’s common stock, $.001 par value, outstanding.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2008

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2008 (Unaudited)	June 30, 2007 (Audited)
CURRENT ASSETS
Cash	$523,675	$458,705
Restricted cash	30,862	-
Accounts receivable, net of allowance for doubtful accounts of $108,626 and $102,326 at March 31, 2008 and June 30, 2007	758,994	2,449,707
Inventories	411,928	426,878
Prepaid expenses and other current assets	318,504	87,580
Assets of discontinued operations held for disposition	-	4,689,813
Total current assets	2,043,963	8,112,683

EQUIPMENT AND IMPROVEMENTS, net	321,647	502,580

OTHER ASSETS
Other	10,000	-
Deferred financing costs, net	46,863	226,979
Intangible assets, net	124,234	157,500
	181,097	384,479
Total Assets	$2,546,707	$8,999,742

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Demand note payable	$298,223	$473,223
Current portion of long-term debt	1,455,989	1,267,382
Current portion of unsecured debt	1,865,592	1,231,600
Accounts payable	1,703,119	3,958,996
Accrued expenses	1,500,596	2,487,760
Debt advances	-	675,000
Liabilities of discontinued operation to be assumed	-	2,243,111
Total current liabilities	6,823,519	12,337,072

LONG-TERM LIABILITIES
Long-term debt, less current portion	147,631	276,171
Unsecured debt, less current portion	-	1,744,626
	147,631	2,020,797
Total liabilities	6,971,150	14,357,869

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $.001 par value, 2,000,000 shares authorized	-	-
Preferred stock, Series B, $.001 par value, 266,667 shares issued and outstanding at June 30, 2007	-	267
Common stock, $.001 par value, 80,000,000 shares authorized; 13,340,730` and 10,878,514 issued and outstanding at March 31, 2008 and June 30, 2007, respectively	13,341	10,879
Additional paid-in capital	48,340,422	42,415,018
Accumulated deficit	(52,778,206)	(47,784,291)
Total stockholders’ deficiency	(4,424,443)	(5,358,127)
Total Liabilities and Stockholders’ Deficiency	$2,546,707	$8,999,742

See accompanying notes to the condensed consolidated financial statements.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

	2008	2007

NET REVENUES	$993,461	$1,312,545

OPERATING COSTS AND EXPENSES
Cost of revenues	860,333	1,309,319
Selling, general and administrative expenses	1,721,506	1,546,455
Depreciation and amortization	45,727	46,926
Research and development costs	121,988	-
	2,749,554	2,902,700

Loss from operations	(1,756,093)	(1,590,155)

OTHER INCOME (EXPENSE)
Fair value loss on warrant	-	(37,200)
Other income	10,860	15,318
Amortization of deferred financing costs	(16,353)	(85,557)
Amortization of debt discount	(142,831)	(229,348)
Interest expense	(90,565)	(167,416)
	(238,889)	(504,203)
Loss from continuing operations	(1,994,982)	(2,094,358)

Income from discontinued operations	13,590	224,852
Gain on sale of discontinued operations	84,649	-
Income from operations classified as discontinued	98,239	224,852

Net loss	(1,896,743)	(1,869,506)

Preferred stock dividends	-	(8,000)

Net loss applicable to common stockholders	$(1,896,743)	(1,877,506)

Net earnings (loss) per share – basic and diluted:
Loss per share from continuing operations	$(0.15)	$(0.23)
Earnings per share from discontinued operations	0.01	0.02

Net loss per share	$(0.14)	$(0.21)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	13,057,863	8,995,612

See accompanying notes to the condensed consolidated financial statements.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

	2008	2007

NET REVENUES	$5,393,249	$5,281,670

OPERATING COSTS AND EXPENSES
Cost of revenues	3,556,010	5,317,583
Selling, general and administrative expenses	5,541,917	4,570,923
Depreciation and amortization	135,550	155,267
Research and development costs	131,298	137,526
	9,364,775	10,181,299

Loss from operations	(3,971,526)	(4,899,629)

OTHER INCOME (EXPENSE)
Fair value gain on warrant	-	55,801
Other income	35,513	19,562
Amortization of deferred financing costs	(180,116)	(139,668)
Amortization of debt discount	(581,736)	(440,281)
Interest expense	(1,415,384)	(343,380)
	(2,141,723)	(847,966)
Loss from continuing operations	(6,113,249)	(5,747,595)

Income from discontinued operations	329,013	892,231
Gain on sale of discontinued operations	800,988	-
Income from discontinued operations	1,130,001	892,231

Net loss	(4,983,248)	(4,855,364)

Preferred stock dividends	(10,667)	(24,000)

Net loss applicable to common stockholders	$(4,993,915)	(4,879,364)

Net loss per share – basic and diluted:
Loss from continuing operations	$(0.51)	$(0.66)
	0.09	0.10

Net loss per share	$(0.42)	$(0.56)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,954,440	8,706,104

See accompanying notes to the condensed consolidated financial statements.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,983,248)	$(4,855,364)
Income from discontinued operations	329,013	892,231
Gain on sale of discontinued operations	800,988	-
Loss from continuing operations	(6,113,249)	(5,747,595)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	276,883	301,372
Revaluation of warrant liability	-	(55,801)
Bad debt expense	4,087	13,751
Non cash interest expense	1,050,289	-
Amortization of debt discount	581,736	440,281
Non-cash compensation	2,004,427	259,855
Amortization of deferred financing costs	180,116	139,668
Gain on disposal of property and equipment	(5,803)	-
Changes in operating assets and liabilities	(1,636,142)	697,213
Net cash used in operating activities of continuing operations	(3,657,656)	(3,951,256)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	6,700	-
Purchases of equipment and improvements	(55,038)	(57,877)
Purchase of intangible asset	(12,069)	-
Net increase in restricted cash	(30,862)	-
Cash received from sale of food services	3,012,747	-
Net cash provided by (used in) investing activities of continuing operations	2,921,478	(57,877)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayment of) demand note	(175,000)	119,577
Proceeds from issuance of common stock, net	1,166,860	1,956,874
Proceeds from secured debt	175,000	1,350,000
Payments on secured debt	-	(50,000)
Payments of unsecured debt	(316,846)	(50,000)
Payments for deferred financing costs	-	(133,830)
Principal payments on long-term debt	(612,822)	(82,814)
Net cash provided by financing activities of continuing operations	237,192	3,109,807

Net cash used in continuing operations	(498,986)	(899,326)

Net cash provided by discontinued operations:
Net cash provided by operating activities	762,470	1,136,183
Net cash used in investing activities	(32,153)	(43,605)
Net cash used in financing activities	(166,361)	(72,167)
Total net cash provided by discontinued operations	563,956	1,020,411

NET INCREASE IN CASH	64,970	121,085

Cash, beginning of period	458,705	280,267

Cash, end of period	$523,675	$401,352

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED) (Continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
	2008	2007

Cash paid during the quarter for:
Interest – continuing operations	$295,701	$242,914
Interest – discontinued operations	13,083	30,620
Income taxes– continuing operations	-	-
Income taxes– discontinued operations	36,400	40,315

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	2008	2007

Equipment acquired through assumption of notes payable and capital leases	$-	$86,695
Dividends on preferred stock	10,667	24,000
Promissory note issued for rental expense	-	22,084
Debt forgiven on disposal of property – discontinued operations	-	13,034
Beneficial conversion charge on convertible debt	232,037	-
Repayment of accrued expense through issuance of stock options	-	174,306
Warrants issued for deferred financing cost	-	114,886
Accrued dividend converted into a note payable and then into common stock and warrants	135,471	-
Interest converted to equity	38,144	-
Unsecured debt converted into common stock and warrants	1,133,500	-
Secured debt converted into common stock and warrants	300,000	-
Stock and warrants issued for cost of issuance of stock	25,360	-
Accrued litigation cost converted into a note payable	550,000	-

See accompanying notes to the condensed consolidated financial statements.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

EnerLume Energy Management Corp., formerly Host America Corporation, (“EnerLume”, “Host”, or the “Company”) was incorporated in Delaware on February 6, 1986 under the name University Dining Services, Inc.  On March 9, 1998, the Company filed a certificate of amendment changing its name to Host America Corporation, and during fiscal 1999 changed its state of incorporation from Delaware to Colorado.  On October 24, 2007, Host America Corporation filed a certificate of amendment changing its name from Host America Corporation to EnerLume Energy Management Corp.  Currently, EnerLume is an energy management organization, which specializes in providing electrical energy conservation products and services.  In July 2000, the Company purchased all of the issued and outstanding shares of Lindley Food Service Corporation (“Lindley”).  Lindley provided unitized meals primarily under fixed-price contracts for governmental programs.  On December 23, 2003, the Company purchased all of the issued and outstanding shares of GlobalNet Energy Investors, Inc. (“GlobalNet”).  GlobalNet, located in Carrollton, Texas, promoted energy saving products and related technology. On February 16, 2005, GlobalNet Acquisition Corp. (“Global”), a newly-formed, wholly-owned subsidiary, acquired and merged with RS Services, an Oklahoma corporation and changed its name to RS Services, Inc. (“RS Services”), a Connecticut corporation, which conducts the electrical services business.  On April 7, 2005, GlobalNet was merged into RS Services.  As used herein, “RS Services” or “RS” refers to RS Services, Inc. before the Merger and RS Services, Inc. together with Global after the Merger.  On October 26 and October 31, 2007, the Company sold substantially all the assets of its Corporate Dining and Lindley unitized meals food service division. (See Note 2).

GOING CONCERN

The Company incurred losses from continuing operations of $6,113,249 and $5,747,595 for the nine months ended March 31, 2008 and 2007, respectively. The Company had $3,657,656 and $3,951,256 of cash that was used in operating activities in continuing operations for the nine months ended March 31, 2008 and 2007, respectively.  At March 31, 2008 the Company had a working capital deficiency and a stockholders’ deficiency of $4,779,556 and $4,424,443 respectively.

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

The Company plans to improve cash flow through continued focus, deployment and promotion of its energy conservation segment and the underlying technology associated with its EnerLume | EM® light controller. The Company also plans to continue its efforts to identify ways of reducing operating costs and to increase liquidity through additional equity and debt financings and has entered into an agreement with an institutional investment firm that could help provide additional equity and debt financings. Additionally, the Company sold substantially all the assets of the food service division.  The completion of these financings and the operational initiatives are anticipated to help improve the Company’s cash flow and to help foster the implementation of the Company’s current initiatives and business plan.

BASIS OF PRESENTATION

The condensed consolidated financial statements of EnerLume Energy Management Corp. and subsidiaries for the three and nine months ended March 31, 2008 and 2007 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) and disclosures necessary to present fairly the financial position, results of operations and cash flows for the periods presented.  The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the SEC.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007, previously filed under the name Host America Corporation.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of EnerLume and its wholly-owned subsidiaries since the date of acquisition.  The consolidated financial statements reflect the accounts and results of corporate dining and unitized meals as discontinued operations for the nine months ended March 31, 2008 and 2007 within the accompanying financial statements, as those assets have been sold on October 26 and October 31, 2007 respectively.

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

Inventories consist of the following as of March 31, 2008 and June 30, 2007:

	March 31, 2008	June 30, 2007

Raw materials	$95,408	$87,908
Finished goods	316,520	338,970

Totals	$411,928	$426,878

REVENUE RECOGNITION

The Company derives its revenues from continuing operations from electrical customer contracts for service work performed and from the conservation products delivered. The Company derived its revenues from discontinued operations from business dining management and the sale and delivery of unitized meals (food service division).  The Company recognized revenue when persuasive evidence of an arrangement existed, had delivered the product or performed the service, the fee was fixed or determinable and collectibility was reasonably assured.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

REVENUE RECOGNITION (Continued)

Energy Management.  Our energy management division recognizes revenues from contracts on a percentage of completion basis and computerized products when the products are delivered. Contract installations with the RS Services, Inc. subsidiary specifically included service related contracts that could extend beyond the fiscal reporting periods.  EnerLume accounted for these projects on a percentage of completion basis, which is governed by SOP 81-1.  As work in progress continues, the contracts specify for progress payments and the acceptance of the work from the buyer as delivered.  The measurement of performance during the recognition process is calculated by the contract value of the total work to date.  The contract billings require a set invoicing schedule either on a monthly and/or quarterly basis.  Revenue is recognized based on the performance rendered at the measurement date.  The Company has incurred costs and estimated earnings in excess of billings of $72,134 and $54,408 at March 31, 2008 and June 30, 2007 respectively, which are included in accounts receivable.

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

RESEARCH AND DEVELOPMENT

Research and development costs related to our energy conservation management division are charged to expense when incurred.  The amount charged to expense for the nine months ended March 31, 2008 and 2007 was $131,298 and $137,526 respectively.

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

Net loss per common share for the nine months ended March 31, 2008 and 2007 was computed based upon 11,954,440 and 8,706,104 weighted average number of common shares outstanding during the nine months ended March 31, 2008 and 2007, respectively.  Net loss per common share for the three months ended March 31, 2008 and 2007 was computed based upon 13,057,863 and 8,995,612, weighted average number of common shares outstanding during the three months ended March 31, 2008 and 2007, respectively.

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

The March 31, 2008 preferred stock dividend declared of $10,667 has been added to the net loss of $4,983,248 for the nine months ended March 31, 2008 to calculate the net loss applicable to common stockholders of $4,993,915 and the corresponding net loss per common share of $0.42.  The 2007 preferred stock dividend declared of $24,000 has been added to the net loss of $4,855,364 for the nine months ended March 31, 2007 to calculate the net loss applicable to common stockholders of $4,879,364 and the corresponding net loss per common share of $0.56.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NET EARNINGS (LOSS) PER COMMON SHARE (Continued)

Convertible preferred shares subject to potential dilution totaled 266,667 for the nine months ended March 31, 2007. Shares under stock purchase options totaled 1,492,000 and 1,194,778 for the nine months ended March 31, 2008 and 2007, respectively.  Shares under warrants totaled 2,880,808 and 3,625,704 for the nine months ended March 31, 2008 and 2007, respectively.  Convertible notes subject to potential dilution totaled 400,943 and 61,427 shares for the nine months ended March 31, 2008 and 2007, respectively.

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

The Company recorded the cost of stock options issued to employees of $785,277 and $52,447 for the nine months ended March 31, 2008 and 2007, respectively.  Stock options granted to employees during the March 31, 2008 period totaled 447,000 options.  There were no stock options granted to employees during the March 31, 2007 period.  The fair value of stock options was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for 2008: dividend yield of 0%, expected volatility of 74%, average risk-free interest of 4.15% and expected holding period of 10 years.

The Company recorded the cost of common stock issued to employees as compensation in the March 31, 2008 period of $334,500 and in the March 31, 2007 period of $141,750.  New stock grants to employees during the March 31, 2008 and 2007 periods totaled 100,000 and 75,000 shares, respectively.

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

In September 2006, the FASB issued SFAS 157 “Fair Value Measures” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This Statement is initially effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued FASB Staff Positions (“FSP”) 157-1, which amends SFAS 157 to remove leasing transactions accounted for under SFAS 13, “Accounting for Leases” and FSP 157-2, which deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008.  The Company is currently assessing the impact of SFAS 157 on its financial statements.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the 2007 amounts to conform to the 2008 presentations.  These reclassifications did not change the previously reported net loss or the total assets of the Company.

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

SALE OF CORPORATE DINING (Continued)

The Asset Purchase Agreement provided for a cash purchase price of $1.2 million subject to certain adjustments prior to closing based upon the remaining corporate dining accounts and inventory on hand from the date of the original agreement and the closing.  In addition, $196,097 of the total purchase price was initially held in an escrow account for a period for 120 calendar days from closing to determine the number of key accounts that have been retained by this division.  On November 15, 2007, $17,327 was released from escrow, and on February 26, 2008, $147,908 was released from escrow to the Company.  Based upon the aforementioned adjustments made at closing, the final cash purchase price paid to the Company was $1,137,077 which includes the amount in escrow.

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

The Corporate Dining accounts are classified as discontinued operations in the consolidated financial statements as of and for the three and nine months ended March 31, 2008 and 2007.

Summarized operating data for the discontinued operations of Corporate Dining are as follows:

	Nine Months Ended		Three Months Ended
	Mar 31, 2008	Mar 31, 2007	Mar 31, 2008	Mar 31, 2007

Net revenue	$3,810,662	$9,684,089	$13,590	$3,088,445
Income before taxes	168,300	526,777	13,590	132,012
Income taxes	4,000	9,000	-	3,000
Income from discontinued operations	164,300	517,777	13,590	129,012

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 2 -	DISCONTINUED OPERATIONS OF FOOD SERVICE DIVISION (Continued)

SALE OF CORPORATE DINING (Continued)

Summarized balance sheet data of Corporate Dining as of June 30, 2007 is as follows:

June 30, 2007

Inventory	$198,897
Deferred charges	75,173
Equipment	23,369

Assets of discontinued operations	$297,439

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

SALE OF UNITIZED MEALS (Continued)

The unitized meals accounts are classified as discontinued operations in the consolidated financial statements as of and for the three and nine months ended March 31, 2008 and 2007.

Summarized operating data for the discontinued operations of unitized meals are as follows:

	Nine Months Ended		Three Months Ended
	Mar 31, 2008	Mar 31, 2007	Mar 31, 2008	Mar 31, 2007

Net revenue	$5,353,684	$11,579,523	$-	$3,932,585
Income before taxes	180,713	410,454	-	107,840
Income taxes	16,000	36,000	-	12,000
Income from discontinued operations	164,713	374,454	-	95,840

Summarized balance sheet data of Unitized Meals as of June 30, 2007 is as follows:

June 30, 2007

Cash	$345,606
Accounts receivable	2,734,653
Inventory	441,501
Other assets	463,902
Equipment	406,711
Assets of discontinued operations	4,392,373

Accounts payable	1,481,293
Accrued expenses	135,474
Long-term debt	626,344
Liabilities to be assumed	2,243,111
Net assets of discontinued operations	$2,149,262

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 3 -	DEMAND NOTE PAYABLE

RS Services has a revolving line of credit with a bank that provides for borrowings up to a maximum of $500,000 and a maturity of less than one year.  Interest is calculated based on a variable rate index equal to the Wall Street Journal prime rate daily plus 1% per annum (6.25% at March 31, 2008).  The note is collateralized by certain assets of RS and has an outstanding balance of $298,223 as of March 31, 2008.

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

Pursuant to EITF No. 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, an embedded beneficial conversion feature has been recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in-capital.  That amount is calculated at the commitment date of July 23, 2007 as the difference between the conversion price and the fair value of the common stock.  The recorded discount resulting from allocation of proceeds to the beneficial conversion feature is amortized and recognized as interest expense over the minimum period from the date of issuance to the date at which the debt holder can realize that return using the effective yield method.   The market price of the Company’s shares when the Company committed to the July 23, 2007 private placement was $2.70 per share and the exercise price of the Note is at $2.12 per share. On July 23, 2007, the Company recorded a beneficial conversion feature charge of $232,037.  There were no warrants issued with respect to these private placements.  For the three and nine months ended March 31, 2008 the beneficial interest recorded was $58,008 and $160,516 respectively.

On November 21, 2007, the Company entered into a repayment option agreement for the repayment or conversion of its Secured Promissory Notes dated July 5, 2006 and subsequently modified on January 5, 2007 for an aggregate principal amount of $300,000 bearing interest at 10% per annum.  Each of the four noteholders converted their respective notes to 158,958 shares of the Company’s common stock and 47,688 warrants.  As part of the conversion of the notes, the Security Agreements with respect to the notes were terminated and released.  The Company recorded a $164,615 charge as interest expense for the aggregate conversion of the note into equity.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 4 -	DEBT (Continued)

On December 31, 2007, the Company entered into a repayment option agreement for the repayment or conversion of its $1,275,000 12% Unsecured Promissory Notes dated January 31, 2003.  Each of the individual noteholders was offered the opportunity to receive their principal in cash plus accrued interest as scheduled on January 31, 2008 or convert their respective notes to shares of the Company’s common stock and warrants to purchase shares of common stock.  A total of 22 out of the 29 noteholders accepted the Company’s offer of conversion and received an aggregate of 601,337 shares of common stock and 180,403 warrants.  The Company converted $1,112,500 of its outstanding obligation and recorded a $699,631 charge as interest expense for the aggregate conversion of the note into equity.  The outstanding obligation under these Notes at December 31, 2007 of $162,500 was paid on January 31, 2008.

On January 28, 2008, the Company received final approval of the settlement of the consolidated federal securities class action lawsuit that arose out of allegations stemming from a press release issued by the Company on July 12, 2005. On January 29, 2008, in connection with the settlement, the Company became obligated under an unsecured term note issued to In re Host America Corp. Securities Litigation for $550,000. The note may be prepaid in whole or in part at any time without penalty, but in no event later than April 18, 2008 on which date the entire indebtedness evidenced by the note including interest at the rate of 7.5% per annum shall be due and payable. The Company has subsequently paid this obligation on April 18, 2008.

NOTE 5 -	STOCKHOLDERS’ EQUITY

The Company granted 447,000 stock options during the nine months ended March 31, 2008 and recorded forfeitures of 169,278 as actual terminations according to plan policy.

COMMON STOCK AND WARRANTS

On July 23, 2007, the Company announced that the publicly traded warrants to purchase common stock (“Warrants”) expired by their terms on July 21, 2007.  The Warrants were out of the money with a strike price of $5.50.  Accordingly, EnerLume filed a Form 15 with respect to the warrants with the Securities and Exchange Commission pursuant to Rule 12g-4(a)(1)(i).  The Warrants were traded under the symbol CAFEW.PK.

On September 12, 2007, the Comapny granted 100,000 shares of common stock vesting at various dates through June 1, 2008 as a retainer to an institutional investment firm for engagement fees pursuant to a one year contract.  The securities issued on September 12, 2007 were issued at a market price of $2.00 and recorded as expense at fair value of $159,400.  Vested common stock issued through March 31, 2008 totaled 75,000 shares.

On October 1, 2007, the Preferred shareholder converted all 266,667 Series B preferred shares into 400,000 shares of common stock.  The preferred shares were subject to the anti-dilution provisions set forth in the Company’s Articles of Incorporation.  The conversion price of the preferred shares and 133,333 shares associated with the anti-dilution provision were converted at $1.00 per share.  The accrued preferred dividend of $135,471 plus interest was converted into a note payable during the period and subsequently converted into 76,111 shares of the Company’s common stock and 22,883 warrants on January 17, 2008.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 5 -	STOCKHOLDERS’ EQUITY (Continued)

COMMON STOCK AND WARRANTS (Continued)

On November 21, 2007, the Company entered into a repayment option agreement and converted its $300,000 Secured Promissory Notes plus interest of $17,917 into shares of the Company’s common stock and warrants.  The Company issued an aggregate of 158,958 shares of common stock and 47,688 warrants.  The shares were converted at $2.00 per share and included warrants exercisable into one share of common stock at $2.25 per warrant.  The warrants were valued at $78,777 and were included in the total cost of conversion which was recorded as interest expense during the period for an aggregate expense of $164,615.

On November 28, 2007 the Board granted 100,000 shares of the Company’s restricted common stock, to Mr. David Murphy, Chief Executive Officer as compensation for past services.  The shares were valued at $2.40 which is the closing price on the grant date of the common stock award and recognized $240,000 as stock compensation expense.

On November 30, 2007, the Company converted 5,500 stock option shares into common stock with an exercise price of $2.00 per share and received $11,000 according to the terms and conditions of the stock option agreement.

On December 12, 2007, the Company closed the sale of 572,500 shares of common stock and 171,750 common stock purchase warrants to a limited number of accredited investors. The securities were sold at a price of $2.00 per share for aggregate proceeds to the Company of $1,145,000.  The warrants are exercisable at $2.25 per share for a period of the later of five years or two years after the shares underlying the warrants are registered for resale pursuant to an effective registration. The offer and sale of the common stock and warrants was conducted on behalf of the Company by the officers and directors of the Company and by a FINRA-licensed broker-dealer.  The broker-dealer received a sales commission of $114,500 and 114,500 warrants exercisable at $1.75 under the same terms as those warrants sold as part of the offering.  Officers and directors of the Company did not receive any remuneration for offers and sales made by them.

On December 31, 2007, the Company entered into repayment option agreements to issue shares of its common stock and warrants to satisfy its obligations pursuant to the 12% Unsecured Promissory Notes dated January 31, 2003 and converted $1,112,500 (face value) of their respective notes to shares of the Company’s common stock and warrants to purchase shares of common stock.  The Company issued an aggregate 601,337 shares of common stock and 180,403 warrants.  The shares were converted at $1.85 per share and included warrants exercisable into one share of common stock at $2.25 per warrant.  Additionally, the existing warrants underlying the original notes were extended for an additional two years.  The 180,403 warrants granted were valued at $266,002 and were included in the total cost of conversion of $699,631 which was recorded as interest expense in December 2007.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 5 -	STOCKHOLDERS’ EQUITY (Continued)

COMMON STOCK AND WARRANTS (Continued)

On January 15, 2008, the Board of Directors of the Company adopted the following compensatory arrangement for all non-employee directors serving on the Board of Directors.  Retroactive to the quarter ended September 30, 2007, non-employee directors will receive quarterly fees of $3,000 in cash and a restricted share grant of the Company’s common stock valued at $7,500, based upon the closing price of the Company’s common stock on the first trading day of the subsequent fiscal quarter, which will also be the date of grant.  In addition, on an annual basis, each non-employee member of the Board who serves as a Committee Chairperson or as the Chairman of the Board will receive a restricted share grant of the Company’s common stock valued at $5,000, based upon the closing price of the Company’s common stock on the first trading day of the Company’s next fiscal year, which will also be the date of grant.  With respect to the stock grants for service as non-employee directors for the first two fiscal quarters of the Company’s current fiscal year, the Board valued the shares as of January 15, 2008, the date of grant.  The Company granted 22,727 shares to the members of the Board of Directors on January 15, 2008.

In addition, on January 15, 2008 the Board granted 100,000 shares of the Company’s restricted common stock, each, to directors Healy, Troiano and D’Antona for past services rendered to the Company as non-employee directors.

On January 17, 2008, the Company granted 18,000 shares of common stock as a retainer and fees to a FINRA-licensed broker-dealer.  The securities were issued at a market price of $2.04 and recorded as expense at fair value of $36,720.

On January 25, 2008, the Company closed a private placement of an aggregate 62,680 shares of common stock and 18,804 common stock purchase warrants to a limited number of accredited investors.  The securities were sold at a price of $2.00 per share for aggregate proceeds of $125,360.  The warrants are exercisable at $2.25 per share for a period of the later of five years or two years after the shares underlying the warrants are registered for resale pursuant to an effective registration.  The offer and sale of the common stock and warrants was conducted on behalf of the Company by the officers and directors of the Company and by a FINRA-licensed broker-dealer.  The broker-dealer received a sales commission of $5,000.  Officers and directors of the Company did not receive any remuneration for offers and sales made by them.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 5 -	STOCKHOLDERS’ EQUITY (Continued)

COMMON STOCK AND WARRANTS (Continued)

On January 21, 2008, the Company entered into repayment agreements to issue shares of its common stock and warrants to satisfy its obligations pursuant to an 8% Subordinated Promissory Notes dated November 1, 2007 with a face value of $135,471 plus interest and pursuant to a 15% Secured Promissory Note with a remaining principle value of $21,001 plus interest into shares of the Company’s common stock and warrants to purchase shares of common stock.  The Company issued an aggregate 95,513 shares of common stock and 28,654 warrants.  The notes were converted at $1.85 per share and included warrants exercisable into one share of common stock at $2.25 per warrant.  The 28,654 warrants granted were valued at $34,767 and were included in the total cost of conversion of $62,914 which was recorded as interest expense for the three months ended March 31, 2008.

Pursuant to an employment contract, the Company issued 50,000 shares of the Company’s common stock to Mr. Michael C. Malota, Chief Financial Officer which shares had vested during the nine months ended March 31, 2008, according to the vesting schedule of his contract.

NOTE 6 -	INCOME TAXES

The provision for income taxes for discontinued operations consists of current state income taxes of $20,000 and $45,000 for the nine months ended March 31, 2008 and 2007 respectively.

As of March 31, 2008, the Company has federal net operating loss carryforwards of approximately $25,103,000 expiring through fiscal 2028.

The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.  The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.  At March 31, 2008, the Company has recorded a valuation allowance for all of its net deferred tax assets and for the nine months ended March 31, 2008 the Company increased the valuation allowance by approximately $794,000.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 7 -	CONTINGENCIES

LEGAL MATTERS

The Company has established an accrual for all maximum estimated potential losses that it expects to incur from the below actions pursuant to SFAS 5, “Accounting for Contingencies”.

Federal Class and Derivative Actions

In August 2005 and September 2005, the Company and certain of its past and present officers and directors were named as defendants in securities fraud class action suits in the United States District Court for the District of Connecticut, which were eventually consolidated under the caption, In re Host America Securities Litigation, Civil Action No. 05-cv-1250 (VLB) (the “Class Action”).  A purported shareholder derivative suit, naming the Company’s board and others as defendants, was also brought during the same period in the federal district court and consolidated under the same caption (“Derivative Action”). The lawsuits arose out of a press release issued by the Company on July 12, 2005, regarding its commercial relationship with Wal-Mart.  Thereafter, on May 22 and 23, 2007, the Company and its past and present directors and officers named as defendants in the Class and Derivative Actions (the “Host America defendants”), and the plaintiffs filed agreements to settle and fully resolve all claims against the Host America defendants in both actions.   Following a settlement fairness hearing, on February 5, 2008, the Court issued orders granting final approval of both settlements.

Under the Class Action settlement, the Host America defendants agreed to a gross payment of $2.45 million to the Class in exchange for dismissal of all claims against them with prejudice. Of that amount, $1,700,000 has been paid by insurance and the remainder by the Company.   In the Derivative Action settlement, the Company has implemented and/or maintained certain specified corporate governance policies and procedures, and paid $140,000 funded by insurance proceeds for the shareholder plaintiffs’ attorney fees and costs.  The corporate governance policies include, among other things, a ten-year term limit for newly-elected directors,  limits on the number of public company boards a director may serve on, director attendance policies, maintaining disclosure and nominating committees and applicable charters, and guidelines regarding approval of related party transactions.

The Company and the other defendants have steadfastly maintained that the claims raised in the litigation are without merit, and have vigorously contested those claims.  As part of the settlement, the settling defendants continue to deny any liability or wrongdoing.  Payments under the Class and Derivative settlements exhausted the available proceeds from the Host America defendants’ insurance policy.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 7 -	CONTINGENCIES (Continued)

LEGAL MATTERS (Continued)

Federal Class and Derivative Actions (Con’t)

On March 5, 2008, a putative Host America  shareholder, Bart Hester, who had earlier brought a separate derivative lawsuit in state court (see below), had sought to intervene in the Derivative Action, and had been the sole objector to the Derivative settlement, filed a notice of appeal from the approval of the Derivative Action settlement to the Court of Appeals for the Second Circuit.  Hester claims on appeal that the settlement was not fair, reasonable and adequate, or in the best interest of the Company.  The Company believes that Hester’s appeal lacks merit and will vigorously defend against it.

State Court Derivative Action

On or about September 28, 2005, the Company was named as a nominal defendant in a separate derivative action filed in the Connecticut Superior Court in Bart Hester v. Geoffrey W. Ramsey, et al.,  Docket No. UWY-CV-05-5001448-S (“Hester” action).  The action named as defendants the Company’s board, Geoffrey Ramsey and Roger Lockhart. The Hester complaint contained allegations and claims substantially similar to those of the federal Derivative Action described above. On June 13, 2006, the Superior Court granted Host’s motion to stay all proceedings in Hester in light of the earlier filed Derivative Action.  The Hester action has remained stayed since that time.   The Host defendants believe that final approval of the Federal Derivative Action will extinguish the claims asserted in the Hester action.

State Court Individual Suit

On May 2, 2006, 47 plaintiffs who alleged that they had purchased the Company’s securities at artificially inflated prices in reliance on the July 12, 2005 press release brought suit in the Connecticut Superior Court, naming Host as the sole defendant in  Enrique Jose Contreras, et al., v. Host America Corp., Docket No. No. UWY-CV-06-4013754-S (“Contreras” action). The Contreras amended complaint, filed on January 25, 2008, is based on substantially the same allegations as the Class Action, and asserts various causes of action under state law. The Company has filed a motion to dismiss the amended complaint.  In addition, the defendants in the Sawant action, discussed below, have asked the federal court to stay all discovery proceedings in the Contreras action.  The Company believes it has substantial and meritorious defenses to the action.  Approximately 11 of the plaintiffs in the Contreras and Sawant actions did not opt out of the Class Action settlement and therefore should be barred from further pursuit of claims in these two actions.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 7 -	CONTINGENCIES (Continued)

LEGAL MATTERS (Continued)

Federal Court Individual Suit

On June 25, 2007, substantially the same group of plaintiffs in the state court Contreras matter filed a complaint in the United States District Court for the District of Connecticut against David J. Murphy, Geoffrey Ramsey, Peter Sarmanian, and Roger D. Lockhart in the matter Anil Sawant, et al. v. Geoffrey W. Ramsey, et. al., Civil Action No. 07-cv-980 (VLB).  The Sawant complaint, which does not name the Company as a defendant, asserts substantially the same allegations and claims as the Class Action Consolidated Complaint.  On January 18, 2008, the defendants filed a motion to dismiss the Sawant action did not opt out of the Class Action settlement and therefore should be barred from further pursuit of claims in these two actions.

Anne and Debra Ramsey Arbitration

On December 2, 2005, a Demand for Arbitration was filed by Anne Ramsey and Debra Ramsey alleging that their employment was terminated in breach of employment agreements that they purportedly entered into with the Company.  Anne Ramsey, the sister of Geoffrey Ramsey, was the Company’s former Human Resource Director and had served on the Board of Directors until June 18, 2007. Debra Ramsey is the wife of Geoffrey Ramsey and was a former administrative assistant for the Company. The Company terminated both individuals on November 23, 2005.  On or about March 20, 2006, the Company instituted an injunction proceeding in the New Haven Superior Court to permanently enjoin this arbitration on the basis that the Company never authorized the employment agreements relied upon by Anne and Debra and therefore such contracts were void. The matter was tried in November, 2006 and the Court rendered a decision on January 8, 2007 denying a permanent injunction. On January 26, 2007 the Company filed an appeal of the Superior Court decision in the Connecticut Appellate Court and thereafter filed a Motion for Stay with the Superior Court which was granted.   On July 5, 2007 the Company filed its brief with the Appellate Court and oral argument occurred on March 10, 2008.

Other

In addition, there can be routine litigation incidental to the Company’s business, none of which is anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows.

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

Business segment financial information as of and for the three months ended March 31, 2008 is as follows:

	Energy Services	Energy Conservation	Corporate	Total

Sales to unaffiliated customers	$919,975	$73,486	$-	$993,461
Segment loss	(239,575)	(257,901)	(1,497,506)	(1,994,982)
Depreciation and amortization	77,737	3,695	9,598	91,030
Provision for income taxes	-	-	-	-

Business segment financial information for the three months ended March 31, 2007 is as follows:

	Energy Services	Energy Conservation	Corporate	Total

Sales to unaffiliated customers	$1,193,155	$119,390	$-	$1,312,545
Segment loss	(333,587)	(276,547)	(1,484,224)	(2,094,358)
Depreciation and amortization	86,650	864	8,958	96,472
Provision for income taxes	-	-	-	-

Business segment financial information for the nine months ended March 31, 2008 is as follows:

	Energy Services	Energy Conservation	Corporate	Total

Sales to unaffiliated customers	$5,184,904	$208,345	$-	$5,393,249
Segment profit (loss)	356,447	(606,469)	(5,863,227)	(6,113,249)
Depreciation and amortization	239,571	9,655	27,657	276,883
Provision for income taxes	-	-	-	-
Segment assets	1,529,626	589,358	427,723	2,546,707

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 8 -	INDUSTRY SEGMENT INFORMATION (Continued)

Business segment financial information for the nine months ended March 31, 2007 is as follows:

	Energy Services	Energy Conservation	Corporate	Total

Sales to unaffiliated customers	$5,162,280	$119,390	$-	$5,281,670
Segment loss	(1,937,169)	(276,547)	(3,533,879)	(5,747,595)
Depreciation and amortization	272,996	864	27,513	301,373
Provision for income taxes	-	-	-	-
Segment assets	2,496,020	29,899	1,783,762	4,309,681

NOTE 9 -	SUBSEQUENT EVENTS

Private Placement

On April 18, 2008, the Company completed the sale of 20 units consisting of 9% convertible unsecured promissory notes and common stock purchase warrants to 5 investors that met the definition of an accredited investor pursuant to Regulation D of the Securities Act of 1933 (“Securities Act”).  The total proceeds to the Company were $1,000,000.  Each unit was sold for $50,000 and also entitled the unit holder to 15,000 common stock purchase warrants which are exercisable for five years at $1.80 per warrant.  The notes will bear interest at a rate of 9% per year, payable semiannually in arrears in cash.  The notes will mature on April 18, 2010.  Holders may convert their notes and any accrued interest 6 months after the date of purchase into shares of common stock at a conversion rate of $1.50 per share.  One investor has requested his conversion right not to be effective until 12 months from the date of purchase to facilitate his investment objectives.  The Company did not pay a sales commission or other remuneration in connection with the sale of the notes.

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

We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this Form 10-Q to identify the forward-looking statements.  These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements.  The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

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

You should keep in mind that any forward-looking statement made by us in this Form 10-Q or elsewhere speaks only as of the date on which we make it.  New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us.  We have no duty to, and do not intend to, update or revise the forward-looking statements in this Form 10-Q after the date of this filing, except as may be required by law.  In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this Form 10-Q or elsewhere might not occur.

Overview

We, through our subsidiaries, provide energy management and energy conservation products and services in the United States. Our main focus is our energy conservation product, which includes a proprietary digital microprocessor for reducing energy consumption on lighting systems, and the installation and design of electrical systems, energy management systems, telecommunication networks, control panels and lighting systems.   We were founded in 1986, and are based in Hamden, Connecticut.

We utilize sophisticated technologies in our management services and energy conservation products and systems. These products and systems enable us to design solutions to problems and develop cost reduction solutions for building owners and managers.  We employ a professional sales and marketing force that services both national and individual accounts and is comprised of a management and staff team that has many years experience in electrical energy and conservation management.

Recent Developments

This section covers developments beginning in the third quarter of fiscal 2008.

Class Action Settlement – Final Payment

On January 28, 2008, the United States District Court for the District of Connecticut, granted final approval of the settlement of the consolidated federal securities class action lawsuit that arose out of allegations stemming from a press release issued by the Company on July 12, 2005. As previously described in the Company's current report on Form 8-K filed on October 19, 2007, under the settlement, all claims against the Company and its past and present officers and directors named as defendants have been dismissed with prejudice, in exchange for payment to the Class of $2,450,000, of which $1,700,000 has been paid by insurance proceeds. On January 18, 2007, the Company paid $200,000 of the remaining settlement amount and on April 18, 2008, the Company completed payment of the remaining $550,000, including interest on an unsecured term note issued to In re Host America Corp. Securities Litigation and to complete its obligations thereunder.  As part of the settlement, the Company and the other settling defendants continue to deny any liability or wrongdoing. The Company has not settled two other cases pending in state court concerning the July 2005 press release.

Derivative Action Settlement

On February 5, 2008, the Honorable Vanessa L. Bryant, United States District Court Judge for the District of Connecticut, granted final approval of the settlement of the consolidated stockholders derivative action.   As previously described in the Company’s current report on Form 8-K filed on October 24, 2007, under the terms of the derivative action settlement, the Company’s Board of Directors has agreed to implement and/or maintain certain specified corporate governance policies and procedures and to pay $140,000 for the shareholder plaintiffs’ attorney fees and costs, which will be funded by insurance proceeds.  The corporate governance policies, many of which were already in place and being compiled with by the Company, include, among other things, a ten-year term limit for newly-elected directors, limits on the number of public company boards a director may serve on, director attendance policies, maintaining a nominating committee and applicable charter, and guidelines regarding approval of related party transactions.  The Company and the other EnerLume defendants have steadfastly maintained that the claims raised in the litigation are without merit, and have vigorously contested those claims.  As part of the settlement, the settling defendants continue to deny any liability or wrongdoing.

The Company has not settled two other cases pending in state court concerning the July 2005 press release.  However, the Company believes that final approval of the federal stockholders derivative action extinguishes all claims in one of the state cases, a derivative action based on the same circumstances as the federal action.

Private Placement

On January 25, 2008, we closed a private placement of an aggregate 62,680 shares of common stock and 18,804 common stock purchase warrants to a limited number of accredited investors.  The securities were sold at a price of $2.00 per share for aggregate proceeds of $125,360.  The warrants are exercisable at $2.25 per share for a period of the later of five years or two years after the shares underlying the warrants are registered for resale pursuant to an effective registration.  The offer and sale of the common stock and warrants was conducted on behalf of the Company by the officers and directors of the Company and by a

FINRA-licensed broker-dealer.  The broker-dealer received a sales commission of $5,000.  Officers and directors of the Company did not receive any remuneration for offers and sales made by them.

On April 18, 2008, we completed the sale of 20 units, each unit consisting of a 9% convertible unsecured promissory note and a common stock purchase warrant to a few investors that met the definition of an “accredited investor” pursuant to Regulation D of the Securities Act of 1933 (“Securities Act”).  The total proceeds to the Company were $1,000,000.  Each unit was sold for $50,000 per unit and also entitled the unit holder to 15,000 common stock purchase warrants which are exercisable for five years at $1.80 per warrant.  The notes will bear interest at a rate of 9% per year, payable semiannually in arrears in cash.  The notes will mature on April 18, 2010.  Holders may convert their notes and any accrued interest 6 months after the date of purchase into shares of common stock at a conversion rate of $1.50 per share.  One investor has requested his conversion right not to be effective until 12 months from the date of purchase to facilitate his investment objectives.  We did not pay a sales commission or other remuneration in connection with the sale of the notes.

The units and the underlying securities were offered and sold without registration under the Securities Act in reliance upon the exemption provided by Section 4(2) and Rule 506 of Regulation D promulgated thereunder, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.  An appropriate restricted legend was placed on the securities issued.

Outlook

We are committed in our plan to grow our business and obtain profitability mainly through sales derived from strategic alliances with our channel partner distributorships, including the channel partner network under the currently contracted independent master channel partner.  Additionally, we believe in our plans for new product development to complement our existing technology and introduce new energy savings and conservation products to the market.

We have accomplished, through independent channel partner deployment and through our marketing efforts, increased market awareness with our energy conservation product; the EnerLume | EM®.  Our installations of the EnerLume | EM® include apartment communities, warehouse distribution centers, U.S. Naval bases and other commercial and industrial applications.   Our product has evolved from installing the product for demonstration and verification purposes to more order-based installations.  Independent tests of the product have verified a 15% electrical energy consumption savings, and, as a result we have instituted a money back guarantee to the end user.

Unfortunately, we have experienced longer sales cycles with our product than initially anticipated.  We have also experienced a more cautious approach from public acceptance to the new technology which was unforeseen in our prior forecasts and guidance.  There have also been specific on-site encumbrances with compatibility to certain existing florescent lighting technology which required us to further increase our research and development efforts.  Additionally, current economic conditions that have negatively affected retail and other overall consumer confidence measurements have created a challenge to the timely execution of our forecasts and business plan.  We feel confident that our solution to energy conservation will be part of an overall energy reduction plan and can provide needed cost savings.

Currently, our guidance for monthly positive cash flows from operations from our segments, if met, would be derived from RS Services, Inc., our energy services segment.  However, this segment will not be adequate to support our overall corporate profitability.  Our initial forecasts for our energy conservation segment and overall corporate profitability will fall short given the unanticipated extended sales cycles, the delay and cautious approach to the new technology, and given the current slowdown in the economy.

We plan to improve our cash flow through continued focus, deployment and promotion of our energy management segment and the underlying technology associated with our EnerLume | EM® light controller. We also plan to continue our efforts to identify ways of reducing operating costs and to increase liquidity through additional equity and debt financings and have entered into an agreement with an institutional investment firm that could provide additional equity and debt financings.  The completion of these financings and the operational initiatives are expected to improve our cash flow and to help foster the implementation of our current initiatives and business plan.

We are currently involved in litigation that can have an adverse effect on our operations.  If an unfavorable ruling with any or all of these legal matters occurs, we may be forced to either restructure operations, or take other necessary and appropriate matters that could potentially limit our ability to continue operations.

We believe in our plan to grow our business and obtain profitability through energy conservation sales growth, new product development and through future strategic alliances.

Results of Operations
Three months ended March 31, 2008 (the “2008 Period”) vs. three months ended March 31, 2007 (the “2007 Period”)

Note:  Our results reflect the food service division classified as discontinued operations.  The sale of the food service division occurred on October 26 and 31, 2007.  We have sold substantially all the assets of our food service division in order to concentrate our resources on energy conservation products and services.

The following are our net revenues from continuing operations for:

	2008 Period	2007 Period	Variance	% Variance

Energy Services	$919,975	$1,193,155	$(273,180)	-22.9%
Energy Conservation	73,486	119,390	(45,904)	-38.4%

Total Revenues	$993,461	$1,312,545	$(319,084)	-24.3%

We have experienced a revenue decrease from continuing operations of 24.3% as compared to the 2007 Period. The decrease in energy services revenue from our RS Services, Inc. subsidiary is a direct reflection of a temporary suspension of a switchgear contract which created an unfavorable variance of approximately $559,000 from the 2007 period.  This suspension occurred in early January due to a shift of funding to other third party projects by a client.  This work is anticipated to restart in the fourth quarter. Switchgear services include replacing older, less efficient equipment and similar electrical devices with new, and more updated energy efficient devices, such as circuit breakers and florescent lighting tubes and ballasts.  Installation and product servicing and maintenance support revenues increased approximately $286,000 from the 2007 Period, primarily associated with additional submetering contracts and other miscellaneous related contracts. Submetering allows a client to individually monitor the efficiency of electrical usage by specific demand within a building.  RS Services, Inc. has an established business in the electrical and energy management field on a national scale as well as having a UL-approved panel shop for the assembly of products.

Our principal energy conservation product, the EnerLume | EM®, was first introduced early in the calendar year 2007.  We expect to continue to test and refine the product and recorded product sales during the 2008 period of $16,420.  There were no product sales recorded in the 2007 Period.  We have experienced longer sales cycles with our product than initially anticipated.  We have also experienced a more cautious approach from public acceptance with new the technology which was unforeseen in our prior forecasts and guidance.  Additionally, current economic conditions that have negatively affected retail and other overall consumer confidence measurements have created a challenge to the timely execution of our forecasts and business plan. Revenues from technical service support of approximately $57,246 include the services, as well as consulting and training of support for our channel partner network.  Technical service support sales recorded in the 2007 Period were $119,390.  The EnerLume | EM® is a lighting energy management system that is designed to reduce excess kilowatts ordinarily required for operating magnetic or electronic ballasts used in fluorescent lighting systems, and manages the incoming power so the ballasts draw energy when the power transmission is most efficient.  This reduces energy costs while minimally reducing light levels so that virtually imperceptible light loss can not be detected by the human eye.  We intend to continue to market the EnerLume | EM® via channel partners to market leaders in industry segments (retail, commercial, industrial, and institutional), which we believe will lend credibility and name brand recognition to our product. In addition, we intend to establish relationships with trade organizations that will endorse our product, and offer the sale to companies that comprise their industry.  This process should facilitate our energy management and conservation operations and streamline our entry into the electrical energy marketplace.

The following are our direct costs and margins from continuing operations for:

	2008 Period	2007 Period	Variance	% Variance
Cost of revenues from:
Energy Services	$833,131	$885,982	$(52,851)	-6.0%
Energy Conservation	27,202	423,337	(396,135)	-93.6%

Total costs of revenues	$860,333	$1,309,319	$(448,986)	-34.3%

	2008 Period	2007 Period	Variance
Direct cost margins from:
Energy Services	9.4%	25.7%	-16.3%
Energy Conservation	63.0%	-254.6%	317.6%

Total direct cost margin	13.4%	0.2%	13.2%

The Company’s cost of revenues from continuing operations represent the direct cost of job materials and direct wages for electrical installations relating to energy services, as well as direct product costs and labor associated with technical training and servicing our channel partners for energy conservation.  Energy services costs throughout the 2008 Period experienced a nominal reduction of approximately $53,000 directly related to the delay of associated revenues and switchgear contracts to support the ongoing costs associated with retaining the talent to support these contracts.  We anticipate the direct cost margin to improve in the fourth quarter as the switchgear operations commence in the fourth quarter.  Our energy conservation segment direct costs experienced a favorable variance from the 2007 period of approximately $396,000 as we recorded product sales costs and cost savings in technical service support sales.  We are experiencing direct cost margins from EnerLume | EM® product sales of approximately 67%.

The following is our other operating costs from continuing operations for:

	2008 Period	2007 Period	Variance

SG&A	$1,721,506	$1,546,455	$175,051
Depreciation and amortization	45,727	46,926	(1,199)
Research and development	121,988	-	121,988

Total other operating costs	$1,889,221	$628,141	$295,840

Selling, general and administrative expenses from continuing operations consist primarily of management and clerical salaries, legal, accounting and other professional fees, liability insurance, facility rentals, repairs, maintenance, utilities, commissions, travel and various other costs.  The SG&A increase over the 2007 Period is primarily attributable to a non-cash director compensation charge in the amount of $710,000, related to the issuance of stock compensation in January.  We do not expect this trend to continue. Cost savings associated with legal and professional fees totaled $240,000 in the 2008 period, as well as other company wide aggregate savings of approximately $295,000.  Depreciation and amortization decreased by $1,199 in the 2008 Period.  The balance of the increase in operating costs and expenses is the 2008 Period research and development costs relating to the development of the EnerLume | EM® product. We recognized an increase in research and development costs of $121,988 associated with our energy management product as we continue to test and refine the product and its compatibility with new and existing lighting technology.  The development efforts are ongoing.

The following is our income from discontinued operations:

	2008 Period	2007 Period	Variance

Corporate dining	$13,590	$129,012	$(115,422)
Unitized meals	-	95,840	(95,840)

Total discontinued operations	$13,590	$224,852	$(211,262)

In the 2008 Period, corporate dining and unitized meals results reflect a one-time revenue adjustment subsequent to the sale of the food service assets which sale occurred at the end of the period in October. Revenues for corporate dining were $13,590, cost of revenues were $0, income from operations was $13,590, and provision for income taxes of $0 as compared to revenues of $3,088,445, cost of revenues of $2,861,445, income from operations of $132,012 and provision for income taxes of $3,000 in the 2007 Period.

In the 2007 Period, unitized meals revenues were $3,932,585, cost of revenues were $3,123,317, income from operations was $107,840 and provision for income taxes of $12,000.

Other Costs:

In the 2008 Period, interest expense decreased $76,815 for the 2008 Period when compared to the 2007 Period.  We recorded a beneficial conversion charge of $52,914 and a late payment fee of $10,000 as interest expense in the 2008 Period to reflect the conversion feature of the unsecured debt. The 2007 Period includes a loss on the mark to market value of the warrant liability of $37,200 resulting from the recognition of a warrant liability with the Shelter Island Term Loan.  Amortization of debt discount decreased $86,517 in the 2008 Period, primarily resulting from the Shelter Island Term Loan in the 2007 Period.

Net Loss:

EnerLume incurred a net loss of $1,896,743 for the 2008 Period, as compared to a net loss of $1,869,506 for the 2007 Period.  The net loss in the 2008 Period resulted largely from the $710,000 non cash director compensation charge related to issuance of stock, and the reduction of revenues in the 2008 Period that were not sufficient to support our general and administrative costs.  The net loss in the 2007 Period resulted largely from additional SG&A costs primarily associated with professional and compensation costs and the non-cash amortization costs associated with Shelter Island Term Loan.

Nine months ended March 31, 2008 (the “2008 Period”) vs. nine months ended March 31, 2007 (the “2007 Period”)

Note:  Our results reflect the food service division classified as discontinued operations.  The sale of the food service division occurred on October 26 and 31, 2007.  We have sold substantially all the assets of our food service division in order to concentrate our resources on energy conservation products and services.

The following are our net revenues from continuing operations for:

	2008 Period	2007 Period	Variance	% Variance

Energy Services	$5,184,904	$5,162,280	$22,624	0.4%
Energy Conservation	208,345	119,390	88,955	74.5%

Total Revenues	$5,393,249	$5,281,670	$111,579	2.1%

We have experienced an aggregate revenue increase from continuing operations of 2.1% as compared to the 2007 Period. The nominal increase in energy services revenue is  in line with the 2007 period, but is a direct reflection of management’s decision to pursue new service related installation and product servicing and maintenance support.  Ground-up construction with newly established retail locations in the prior period resulted in an unfavorable variance of approximately $952,000.  We believe that ground-up construction type contracts were not part of our overall mission of energy management services and conservation, and that the servicing of these type contracts channel resources away from further development of our energy services and higher margin businesses.  RS Services, Inc. installation and product servicing and maintenance support revenues increased approximately $571,000 from the 2007 Period, and switchgear and retrofit services from both contractor and subcontractor multi-location contract revenues increased approximately $404,000 from the 2007 Period.  The temporary suspension of a switchgear contract occurred in early January due to a shift of funding to other third party projects by a client.  This work is anticipated to restart in the fourth quarter.  Switchgear services include replacing older, less efficient equipment and similar electrical devices with new, and more updated energy efficient devices, such as circuit breakers and florescent lighting tubes and ballasts. RS Services, Inc. has an established business in the electrical and energy management field on a national scale as well as having a UL-approved panel shop for the assembly of products.

Our principal energy conservation product, the EnerLume | EM®, was first introduced early in the calendar year 2007.  We expect to continue to test and refine the product and recorded product sales during the 2008 period of $16,420 which was recorded in the third quarter.  There were no product sales recorded in the 2007 Period.  We have experienced longer sales cycles with our product than initially anticipated.  We have also experienced a more cautious approach from public acceptance with the new technology which was unforeseen in our prior forecasts and guidance.  Additionally, current economic conditions that have negatively affected retail and other overall consumer confidence measurements have created a challenge to the timely execution of our forecasts and business plan. Revenues from technical service support of $192,105 include the services, as well as consulting and training of support for our channel partner network.  Technical service support sales recorded in the 2007 Period were $119,390 and were recorded in the third quarter.  The EnerLume | EM® is a lighting energy management system that is designed to reduce excess kilowatts ordinarily required for operating magnetic or electronic ballasts used in fluorescent lighting systems, and manages the incoming power so the ballasts draw energy when the power transmission is most efficient.  This reduces energy costs while minimally reducing light levels so that virtually imperceptible light loss can not be detected by the human eye.  We intend to continue to market the EnerLume | EM® via channel partners to market leaders in industry segments (retail, commercial, industrial, and institutional), which we believe will lend credibility and name brand recognition to our product. In addition, we intend to establish relationships with trade organizations that will endorse our product, and offer the sale to companies that comprise their industry.  This process should facilitate our energy management and conservation operations and streamline our entry into the electrical energy marketplace.

The following are our direct costs and margins from continuing operations for:

	2008 Period	2007 Period	Variance	% Variance
Cost of revenues from:
Energy Services	$3,359,844	$4,894,246	$(1,534,402)	-31.4%
Energy Conservation	196,166	423,337	(227,171)	-53.7%

Total costs of revenues	$3,556,010	$5,317,583	$(1,761,573)	-33.1%

	2008 Period	2007 Period	Variance
Direct cost margins from:
Energy Services	35.2%	5.2%	30.0%
Energy Conservation	5.8%	-254.6%	260.4%

Total direct cost margin	34.1%	-0.7%	34.7%

The Company’s cost of revenues from continuing operations represent the direct cost of job materials and direct wages for electrical installations relating to energy services, as well as direct product costs and labor associated with technical training and servicing our channel partners for energy conservation.  Energy services costs throughout the 2008 Period experienced a reduction of approximately $902,000 directly related to cost reductions in job materials with the absence of construction related contracts.  Labor costs decreased approximately $590,000, and other direct costs decreased approximately $42,000 given the higher margin business contracts and the absence of ground up construction related contracts.  Depreciation directly related to cost of goods sold remained consistent. We anticipate this higher margin trend to continue in the future.  Our energy conservation segment direct costs experienced a favorable variance from the 2007 period of approximately $227,000 as we recorded product sales costs and cost savings in technical service support sales.  We are experiencing direct cost margins from EnerLume | EM® product sales of approximately 67% and technical services of approximately 0.7%, for a blended gross margin percentage for the segment of 5.8%.  The 2007 Period direct cost margins reflect the out of pocket labor and technical training tools associated with the ramp up of technical service support sales to support the growth in the energy conservation segment.

The following is our other operating costs from continuing operations for:

	2008 Period	2007 Period	Variance

SG&A	$5,541,917	$4,570,923	$970,994
Depreciation and amortization	135,550	155,267	(19,717)
Research and development	131,298	137,526	(6,228)

Total other operating costs	$5,808,765	$4,863,716	$945,049

Selling, general and administrative expenses from continuing operations consist primarily of management and clerical salaries, legal, accounting and other professional fees, liability insurance, facility rentals, repairs, maintenance, utilities, commissions, travel and various other costs.  The SG&A increase over the 2007 Period is primarily attributable to an aggregate charge of director and employee compensation in the amount of $1,183,000, related to the issuance of stock and option compensation recorded in the second and third quarters.  Depreciation and amortization decreased by a nominal $19,717 in the 2008 Period. The balance of the decrease in operating costs and expenses is the 2007 Period research and development costs relating to the development of the EnerLume|EM® product. We recognized a decrease in research and development costs of $6,228 associated with our energy management product.

The following is our income from discontinued operations:

	2008 Period	2007 Period	Variance

Corporate dining	$164,300	$517,777	$(353,477)
Unitized meals	164,713	374,454	(209,741)

Total discontinued operations	$329,013	$892,231	$(563,218)

In the 2008 Period, corporate dining and unitized meals results reflect the sale of the food service assets which occurred at the end of the period in October.  Corporate dining revenues were $3,810,662, cost of revenues were $3,479,555, income from operations was $168,301 and provision for income taxes of $4,000, as compared to revenues of $9,684,089, cost of revenues of $8,889,475, income from operations of $526,777 and provision for income taxes of $9,000 in the 2007 Period.

In the 2008 Period, unitized meals revenues were $5,353,684, cost of revenues were $4,165,637, income from operations was $180,713 and provision for income taxes of $16,000 as compared to revenues of $11,579,523, cost of revenues of $9,207,440, income from operations of $410,454 and provision for income taxes of $36,000 in the 2007 Period.

Other Costs:

In the 2008 Period, we recorded the amortization of the Shelter Island debt discount and reported additional debt discount costs from the 2007 Period of $141,455. The increase in the 2008 Period for amortization of deferred financing costs as compared to the 2007 Period was $40,448. The Shelter Island debt was paid in October 2007 and we do not expect these non-cash charges to occur during the balance of the fiscal 2008 period. The 2007 Period included a gain on the mark to market value of the Shelter Island warrant liability of $55,801 resulting from the recognition of a warrant liability in connection with the loan.  Additionally, interest expense increased $1,072,004 for the 2008 Period when compared to the 2007 Period.  We recorded a beneficial conversion charge of $160,516 as interest expense in the 2008 Period to reflect the conversion feature of the 12% convertible note issued in July 2007, and we recorded a $864,245 charge as interest expense for the aggregate conversion of our $300,000 secured promissory notes and for the conversion of our $1,115,000 unsecured promissory notes.  Additionally, we recorded a beneficial conversion charge of $52,914 and a late payment fee of $10,000 associated with the conversion of our unsecured promissory notes.

Net Loss:

EnerLume incurred a net loss of $4,983,248 for the 2008 Period, as compared to a net loss of $4,855,364 for the 2007 Period.  The net loss in the 2007 Period resulted largely from recording as interest expense the conversion of selected debt into equity, non cash charges of debt discount amortization, employee compensation related to issuance of stock and options, beneficial conversion charges and deferred financing costs associated with our debt financings.  The net loss in the 2007 Period primarily resulted from professional costs incurred which included substantial professional fees associated with the audits and reviews of prior years and prior quarters respectively.

Liquidity and Capital Resources

We are currently dependent on debt and equity financings to fund our operations, product development and working capital.  Our cash flow had been mainly consumed by operational costs associated with general and administrative and legal and professional fees, as well as increasing research and development of our EnerLume | EM® light controller.  We expect to continue to secure additional debt and equity financings until we can sustain positive free cash flow.

We have experienced longer sales cycles with our product than initially anticipated.  We have also experienced a more cautious approach from public acceptance with the new technology which was unforeseen in our prior forecasts and guidance.  Additionally, current economic conditions that have negatively affected retail and other overall consumer confidence measurements have created a challenge to the timely execution of our forecasts and business plan.  We feel confident that our solution to energy conservation will be part of an overall energy reduction plan and can provide needed cost savings.

Currently, our guidance for monthly positive cash flows from operations from our segments, if met, would be derived from RS Services, Inc., our energy services segment.  However, our energy services segment will not be adequate to support our overall corporate profitability.  Our initial forecasts in the 2008 Period for our energy conservation segment and overall corporate profitability will fall short given the unanticipated extended sales cycles, the delay and cautious approach to the new technology, and given the current slowdown in the economy.

We plan to improve our cash flow through continued focus, deployment and promotion of our energy management segment and the underlying technology associated with our EnerLume | EM® light controller. We also plan to continue our efforts to identify ways of reducing operating costs and to increase liquidity through additional equity and debt financings and have entered into an agreement with an institutional investment firm that could provide additional equity and debt financings.  The completion of these financings and the operational initiatives are expected to improve our cash flow and to help foster the implementation of our current initiatives and business plan.

We have experienced a cash increase in the 2008 Period of $64,970.  The net cash used in operating activities of continuing operations was $3,657,656.  Net cash provided by investing activities of continuing operations was $2,921,478 as a result of cash received from the sale of food services.  Net cash provided by financing activities of continuing operations of $237,192 resulted from the cash received from equity and debt fundraisings net of payment of long-term debt from sale of the food service divisions.  Cash provided by discontinuing operations was $563,956.

We anticipate additional cash outflows in fiscal 2008 to support the growth anticipated in energy conservation through our EnerLume Corp. subsidiary, the pay down of outstanding payables and continued attorney fees associated with the class action settlement.

EnerLume’s current ratio at March 31, 2008 was .30 and June 30, 2007 was ..66.  Our current liabilities increased substantially as a result of the reclassification of our unsecured obligation due January 2009 from long-term to current liabilities.

We have received final court approval for settlement with respect to our federal class action, which required us to fund the portion of the settlement not covered by our insurance carrier.  This exposure of approximately $750,000 was partially funded in January 2008 and the balance of $550,000, plus interest was funded in April 2008.

At March 31, 2008 the Company had a working capital deficiency and a stockholders’ deficiency of $4,779,556 and $4,424,443 respectively, and a net loss of $4,983,247 for the nine months ended March 31, 2008. These matters raise substantial doubt about our ability to continue as a going concern.

Conversion of Debt into Equity

On November 21, 2007, we entered into a repayment option agreement for the conversion of our $300,000 secured promissory notes dated July 5, 2006, as modified on January 5, 2007.  Each of the four noteholders converted their respective notes and interest to shares of the Company’s common stock and warrants and received an aggregate of 158,958 shares of common stock and 47,688 warrants.  As part of the conversion of the notes, the security agreements with respect to the notes were terminated and released.

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

On December 12, 2007, we closed the sale of 572,500 shares of common stock and 171,750 common stock purchase warrants to a limited number of accredited investors.  The securities were sold at a price of $2.00 per share for aggregate proceeds to the Company of $1,145,000.  The warrants are exercisable at $2.25 per share for a period of the later of five years or two years after the shares underlying the warrants are registered for resale pursuant to an effective registration. The offer and sale of the common stock and warrants was conducted on behalf of the Company by the officers and directors of the Company and by a FINRA-licensed broker-dealer.  The broker-dealer received a sales commission of $114,500 and 114,500 warrants exercisable at $1.75 under the same terms as those warrants sold as part of the offering.  Officers and directors of the Company did not receive any remuneration for offers and sales made by them.

On January 25, 2008, we closed a private placement of an aggregate 62,680 shares of common stock and 18,804 common stock purchase warrants to a limited number of accredited investors.  The securities were sold at a price of $2.00 per share for aggregate proceeds of $125,360.  The warrants are exercisable at $2.25 per share for a period of the later of five years or two years after the shares underlying the warrants are registered for resale pursuant to an effective registration.  The offer and sale of the common stock and warrants was conducted on behalf of the Company by the officers and directors of the Company and by a FINRA-licensed broker-dealer.  The broker-dealer received a sales commission of $5,000.  Officers and directors of the Company did not receive any remuneration for offers and sales made by them.

On April 18, 2008, we completed the sale of 20 units consisting of 9% convertible unsecured promissory notes and common stock purchase warrants to 5 investors that met the definition of an “accredited investor” pursuant to Regulation D of the Securities Act of 1933 (“Securities Act”).  The total proceeds to the Company were $1,000,000.  Each unit was sold for $50,000 per unit and also entitled the unit holder to 15,000 common stock purchase warrants which are exercisable for five years at $1.80 per warrant.  The notes will bear interest at a rate of 9% per year, payable semiannually in arrears in cash.  The notes will mature on April 18, 2010.  Holders may convert their notes and any accrued interest 6 months after the date of purchase into shares of common stock at a conversion rate of $1.50 per share.  One investor has requested his conversion right not to be effective until 12 months from the date of purchase to facilitate his investment objectives.  We did not pay a sales commission or other remuneration in connection with the sale of the notes.

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

ITEM 4(T).   Controls and Procedures

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

In connection with the preparation of this quarterly report on Form 10-Q for the quarter ended March 31, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2008 for the following reasons:

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

In performing its review, management concluded that the Company’s controls over RS Services, Inc. inventory and its staffing of the accounting and financial reporting system were insufficient and constituted a material weakness. To correct these deficiencies, management has retained the services of an outside third party consultant to assist in evaluating our disclosure controls and establish additional systems and procedures to maintain adequate internal controls over the reliability of our financial reporting.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in internal controls over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonable likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

Federal Class and Derivative Actions

In August 2005 and September 2005, the Company and certain of its past and present officers and directors were named as defendants in securities fraud class action suits in the United States District Court for the District of Connecticut, which were eventually consolidated under the caption, In re Host America Securities Litigation, Civil Action No. 05-cv-1250 (VLB) (the “Class Action”).  A purported shareholder derivative suit, naming the Company’s board and others as defendants, was also brought during the same period in the federal district court and consolidated under the same caption (“Derivative Action”). The lawsuits arose out of a press release issued by the Company on July 12, 2005, regarding its commercial relationship with Wal-Mart.  Thereafter, on May 22 and 23, 2007, the Company and its past and present directors and officers named as defendants in the Class and Derivative Actions (the “Host America defendants”), and the plaintiffs filed agreements to settle and fully resolve all claims against the Host America defendants in both actions.   Following a settlement fairness hearing, on February 5, 2008, the Court issued orders granting final approval of both settlements.

Under the Class Action settlement, the Host America defendants agreed to a gross payment of $2.45 million to the Class in exchange for dismissal of all claims against them with prejudice.   Of that amount, $1,700,000 has been paid by insurance and the remainder by the Company.   In the Derivative Action settlement, the Company has implemented and/or maintained certain specified corporate governance policies and procedures, and paid $140,000 funded by insurance proceeds for the shareholder plaintiffs’ attorney fees and costs.  The corporate governance policies include, among other things, a ten-year term limit for newly-elected directors,  limits on the number of public company boards a director may serve on, director attendance policies, maintaining disclosure and nominating committees and applicable charters, and guidelines regarding approval of related party transactions.

The Company and the other defendants have steadfastly maintained that the claims raised in the litigation are without merit, and have vigorously contested those claims.  As part of the settlement, the settling defendants continue to deny any liability or wrongdoing.  Payments under the Class and Derivative settlements exhausted the available proceeds from the Host America defendants’ insurance policy.

On March 5, 2008, a putative Host America  shareholder, Bart Hester, who had earlier brought a separate derivative lawsuit in state court (see below), had sought to intervene in the Derivative Action, and had been the sole objector to the Derivative settlement, filed a notice of appeal from the approval of the Derivative Action settlement to the Court of Appeals for the Second Circuit.  Hester claims on appeal that the settlement was not fair, reasonable and adequate, or in the best interest of the Company.  The Company believes that Hester’s appeal lacks merit and will vigorously defend against it.

State Court Derivative Action

On or about September 28, 2005, the Company was named as a nominal defendant in a separate derivative action filed in the Connecticut Superior Court in Bart Hester v. Geoffrey W. Ramsey, et al.,  Docket No. UWY-CV-05-5001448-S (“Hester” action).  The action named as defendants the Company’s board, Geoffrey Ramsey and Roger Lockhart. The Hester complaint contained allegations and claims substantially similar to those of the federal Derivative Action described above. On June 13, 2006, the Superior Court granted Host’s motion to stay all proceedings in Hester in light of the earlier filed

Derivative Action.  The Hester action has remained stayed since that time.   The Host defendants believe that final approval of the Federal Derivative Action will extinguish the claims asserted in the Hester action.

State Court Individual Suit

On May 2, 2006, 47 plaintiffs who alleged that they had purchased the Company’s securities at artificially inflated prices in reliance on the July 12, 2005 press release brought suit in the Connecticut Superior Court, naming Host as the sole defendant in  Enrique Jose Contreras, et al., v. Host America Corp., Docket No. No. UWY-CV-06-4013754-S (“Contreras” action). The Contreras amended complaint, filed on January 25, 2008, is based on substantially the same allegations as the Class Action, and asserts various causes of action under state law. The Company has filed a motion to dismiss the amended complaint.  In addition, the defendants in the Sawant action, discussed below, have asked the federal court to stay all discovery proceedings in the Contreras action.  The Company believes it has substantial and meritorious defenses to the action.  Approximately 11 of the plaintiffs in the Contreras and Sawant actions did not opt out of the Class Action settlement and therefore should be barred from further pursuit of claims in these two actions.

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

Anne and Debra Ramsey Arbitration

On December 2, 2005, a Demand for Arbitration was filed by Anne Ramsey and Debra Ramsey alleging that their employment was terminated in breach of employment agreements that they purportedly entered into with the Company.  Anne Ramsey, the sister of Geoffrey Ramsey, was the Company’s former Human Resource Director and had served on the Board of Directors until June 18, 2007. Debra Ramsey is the wife of Geoffrey Ramsey and was a former administrative assistant for the Company. The Company terminated both individuals on November 23, 2005.  On or about March 20, 2006, the Company instituted an injunction proceeding in the New Haven Superior Court to permanently enjoin this arbitration on the basis that the Company never authorized the employment agreements relied upon by Anne and Debra and therefore such contracts were void. The matter was tried in November, 2006 and the Court rendered a decision on January 8, 2007 denying a permanent injunction. On January 26, 2007 the Company filed an appeal of the Superior Court decision in the Connecticut Appellate Court and thereafter filed a Motion for Stay with the Superior Court which was granted.  On July 5, 2007 the Company filed its brief with the Appellate Court and oral argument occurred on March 10, 2008.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2008, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Form 8-K.

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

ENERLUME ENERGY MANAGEMENT CORP.

Date: May 15, 2008	By: /s/ David J. Murphy
David J. Murphy, President and Chief Executive Officer

Date: May 15, 2008	By: /s/ Michael C. Malota
Michael C. Malota Chief Financial and Accounting Officer