Form 10-K
period 2008-06-30
EnerLume Energy Management Corp.
filed 2008-09-29
CIK 809012

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2008

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
Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of EnerLume Energy Management Corp. as of December 31, 2007, the last business day of EnerLume Energy Management Corp’s most recently completed second fiscal quarter, was $13,913,597, computed by reference to the price at which EnerLume Energy Management Corp’s common stock was last traded on that date.

At September 22, 2008, 13,924,612 shares of common stock of EnerLume Energy Management Corp’s were outstanding.

Documents Incorporated by Reference:
The information required by Part III of this Form 10-K is incorporated by reference to the Company’s Definitive Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders page
1 of 86 pages                                                                                                Exhibits are indexed on page 38

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

We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this Annual Report on Form 10-K to identify forward-looking statements.  These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements.  The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our ability to retain and renew customer contracts;
•	uncertainties in the competitive bidding process;
•	our dependence on key personnel;
•	the outcome of existing litigation and the potential for new litigation;
•	intense competition in the industry segments in which we operate on a local and national level;
•	the success of our electrical energy products segment and its ability to produce favorable revenue and profitability; and
•	other factors including those discussed under “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

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

PART I

ITEM 1.   BUSINESS

Overview

In this Annual Report on Form 10-K, we use the terms “EnerLume,” “the Company,” “we,” “our,” and “us” to refer to EnerLume Energy Management Corp. and its subsidiaries.

Our Company

We are an outsource provider of electrical energy efficiency products and electrical energy management services that enable customers to manage their lighting infrastructure more effectively and reduce energy costs.  As the economic cost of energy rises and the demand for energy conservation continues to increase, our mission is to provide products and design systems that provide new levels of efficient utilization of energy and utilities.

Our principal product, EnerLume | EM®, is a computerized energy savings device which improves the efficiency of fluorescent lighting systems.  This is accomplished by reducing the amount of electricity needed to operate fluorescent lighting with limited light loss.  EnerLume | EM® is most adaptable to large retail and manufacturing facilities that are heavily dependent on fluorescent lighting.  With third party independent testing and proven field results of energy savings of up to 15%, EnerLume | EM® improves the efficiency of a lighting system by reducing the electrical energy consumed while maintaining energy loads to keep peak demands within user-defined limits.  Once installed and connected to a facility’s utility meters, EnerLume | EM® allows the user to set and adjust electrical lighting demand set points to reduce energy consumption and load limits during peak or off peak usage hours.  With the lighting system’s ballasts operating at the use prescribed levels, peak voltage for maximum light output can be regulated, reducing energy consumption and resulting in energy savings.  Through a self-contained energy management system, EnerLume | EM®  can also be programmed to automatically turn off or curtail the amount of fluorescent fixtures when not required, which can also provide additional energy savings.

We also provide full service electrical contracting and installation of electrical energy management services, through our RS Services segment located in Duncan, Oklahoma, to clients consisting of large retail chains primarily in the southeastern part of the United States.  We specialize in the installation and design of electrical systems, energy management systems, telecommunications networks and retrofitting of existing electrical control panels.  Our service electricians and technicians provide the necessary evaluation and installation service for our products and services.  We also have a certified design engineer and certified alarm personnel on staff to assist with network cabling and compliance with local laws and regulations for high voltage electrical systems.

Our principal executive offices are located at Two Broadway, Hamden, Connecticut 06518 and our telephone number is (203) 248-4100.  Our web site is www.enerlume.com. Any reference contained in this report to our web site, or to any other web site, shall not be deemed to incorporate information from those sites into this report.

Market Opportunity and Market Overview

The United States Department of Energy indicates that electrical consumption, which exceeds approximately $200 billion dollars annually, is projected to grow from 3,814 billion kilowatt hours in 2006 to 4,972 billion kilowatt hours in 2030, increasing at an average annual rate of 1.1 percent.  The Department of Energy anticipates that increasing electrical demand may exceed the utility industry’s ability to produce sufficient electrical power.  During 2004, the northeastern region of the United States and portions of Canada experienced total grid power failure, in part as a result of insufficient electrical energy to satisfy the increase in demand.  In addition, certain states continue to experience brownouts and high rate increases.  Electricity prices have increased significantly over the past five years along with other energy commodities, such as oil, coal and natural gas, which have risen in price, further increasing the need for efficiency in energy management. To combat this growing problem, public utility companies throughout the United States have implemented programs to encourage energy conservation and management at the customer level to promote the replacement or retrofitting of inefficient lighting, heating and cooling equipment.  Also, the increase in business operating costs due to increased utility costs will continue to diminish operating margins unless companies and residential consumers take proactive measures to increase electrical efficiencies and reduce waste.

We estimate that, in many applications, fluorescent lighting accounts for approximately 40% of a commercial or industrial electric utility bill.

These factors, plus continuing deregulation of utilities and increased competition are forcing electric utilities to become pro-active in promoting the purchase and installation of energy saving products and services by offering incentives similar to those currently being offered to customers of our channel partners within our energy conservation segment.

Competitive Strengths

We believe the following competitive strengths will enable us to compete effectively and capitalize on the rapid growth and demand for energy efficiency devices and related electrical installation and contracting services:

•	Superior energy efficiency product for fluorescent lighting systems;
•	Proven field results yielding energy savings of 15% in large commercial and industrial applications;
•	Established channel partners and distribution network;
•	Outsourced manufacturing model and product development; and
•	Easy to use on-site or off-site software with reliable monitoring and reporting capabilities.

Growth Strategy

To attempt to capture a significant market share and optimize our financial performance, we have established broad based initiatives to expand our sales, service network, and marketing directly to large retail and manufacturing entities.  Additionally, we have introduced new and innovative products in the existing electrical energy efficiency markets.  Our mission complements and is indicative of a series of global economic and social responsibility initiatives that put energy conservation and efficiency in the forefront of future decision making for both businesses and individuals alike.

Recent Developments

Dismissal of Appeal – Hester Action

On August 8, 2008, a Stipulation of Dismissal of Appeal was filed in the United States Court of Appeals for the Second Circuit in re Yorks v. Host America Corp., Docket No. 08-1101-cv.  Putative shareholder Bart C. Hester had appealed from an order of the United States District Court for the District of Connecticut on February 5, 2008, which approved the settlement of a shareholders derivative action over Mr. Hester’s objection. By agreement of all parties, the appeal was dismissed with prejudice.

On September 2, 2008, the Connecticut Superior granted the parties’ joint motion to dismiss a derivative action that had named the Company as a nominal defendant. The suit, captioned Bart Hester v. Geoffrey W. Ramsey, et al.,  Docket No. UWY-CV-05-5001448-S (“Hester” action), had been filed in 2005 and had also named as defendants the Company’s board, Geoffrey Ramsey and Roger Lockhart. The court’s September 2, 2008 order dismisses the Hester action against all defendants with prejudice.

Private Placement

Between June 2008 and September 2008, we completed the sale of one unit consisting of an 18% convertible unsecured promissory note and common stock purchase warrants to one investor that met the definition of an “accredited investor” pursuant to Regulation D of the Securities Act of 1933.  The total net proceeds to the Company were $500,000. The unit was sold for $500,000 and entitled the unit holder to 250,000 common stock purchase warrants which are exercisable for a five year period at $0.54 per warrant.  The note bears interest at a rate of 18% per annum, payable at maturity in arrears in cash.  The note will mature and be payable in full on January 30, 2009.  The holder may convert the note and any accrued interest thereon, on January 30, 2009 into shares of common stock at a conversion rate of $0.47 per share.  The Company did not pay a sales commission or other remuneration in connection with the sale of the note. The unit was purchased by the brother of Nicholas Troiano, a current director.

Note Maturity Extensions and Repricing Agreements:

Between June 2008 and July 2008, we entered into a promissory note extension agreement with the holders of $800,000 of the 12% secured convertible promissory note to amend the maturity date of the promissory notes pursuant to a promissory note extension agreement, in which the maturity date for the note was extended to June 30, 2010.  The promissory notes shall continue to accrue interest at the rate of 12% per annum in accordance with their original terms.  As an inducement to extend maturity, holders received warrants to purchase an aggregate 447,100 shares of the Company’s common stock exercisable until June 30, 2013 at $0.75 per share.  On August 4, 2008, we offered to the holders a repricing agreement to reprice the convertible feature from $2.12 per share to $0.47 per share and to reprice the warrants from $0.75 per share to $0.54 per share.

On June 30, 2008, we entered into a promissory note extension agreement with the holders of the notes with a face value of $1,437,500 to amend the terms of the 7.5% unsecured promissory note.  Pursuant to the promissory note extension agreement, the maturity date for the unsecured notes were extended to January 31, 2010, interest shall continue to accrue on the unsecured notes, and the Company shall continue to pay interest payments under the terms of the unsecured notes until the amended maturity date.  As an inducement to the note holders to extend the maturity date, the Company issued aggregate warrants to purchase 718,750 shares of the Company’s common stock exercisable until June 30, 2014 at $0.75 per share, and on August 11, 2008, we offered a repricing agreement to reprice the warrants to the holders of the unsecured notes from $0.75 per share to $0.54 per share.

On August 4, 2008, we entered into a promissory note amendment agreement with the holders of the 9% unsecured convertible promissory notes to amend the terms of the convertible feature and to reprice the issued warrants.  Pursuant to the promissory note extension agreement, the convertible feature for the unsecured note was amended from $1.50 per share to $0.47 per share, and repricing the warrants to the holders of the promissory notes from $1.80 per share to $0.54 per share.

On August 11, 2008 we offered to the holders of warrants issued between November 2007 through January 2008 with a $2.25 exercise price a Warrant Reissue Agreement that provides for the option to allow the Company to reprice the warrants from $2.25 per share to $0.54 per share.

Board Resignation

On September 28, 2008, Gilbert Rossomando resigned as a member of the Board of Directors of EnerLume Energy Management Corp. effective on that date. Mr. Rossomando resigned as a member of the Board due to other business obligations.

History

The Company was incorporated in Delaware on February 6, 1986 under the name University Dining Services, Inc.  We subsequently reincorporated in Colorado in 1999 and changed our name to Host America Corporation. Historically, our principal business focus was as a regional food service provider.  In 2003, our management decided it would be in our shareholders best interests to expand into the energy efficiency products and electrical services businesses and in February 2005, we acquired RS Services, Inc.  In April 2007, in an effort to capitalize on improving margins in energy efficiency, we entered into agreements to sell our two major food service divisions so that we could concentrate exclusively on energy conservation services and products.  The sales of these food service divisions were consummated in October 2007.  On October 24, 2007, we changed our name to EnerLume Energy Management Corp. to reflect our new direction and business focus.

Products and Services

EnerLume | EM®

EnerLume | EM® is a lighting energy management system designed to reduce electric power required for operating magnetic or electronic ballasts in fluorescent lighting systems. EnerLume | EM® manages the incoming power by providing timing direction to the ballasts within a lighting system and directing or drawing power in such a way as to maintain full, peak voltage for maximum luminosity.   This patent pending capability cuts energy costs while reducing light levels by such a small degree that it is virtually undetectable by the human eye.

EnerLume | EM® gives greater flexibility and control over new and existing fluorescent lighting systems by providing remote programming and allowing the user to adjust energy levels.  Users can manage and program the system using Windows® based software.  For example, this software allows EnerLume | EM® to be programmed to selectively curtail after hours lighting levels or trigger on/off timed events for even greater savings.

In typical installations, EnerLume | EM® is mounted adjacent to the fluorescent lighting panel to be treated. A single EnerLume | EM® unit can treat all fixtures fed by the lighting panel. EnerLume | EM® is UL and CUL listed and housed in a steel, NEMA rated enclosure. We offer six different models of our product to meet specific voltage and capacity requirements.

New Developments

As a company with a focus on providing energy efficiency products, we will continue to search for new and innovative ideas to develop products that will reduce energy consumption.  Areas of interest are daylight harvesting, electric heating, demand response, lighting ballast and lamps.

To compliment our EnerLume│EM® product line, we are developing plans for the design of our own ballast for fluorescent lights.  The goal is twofold: first to develop an energy efficient ballast, and second, to have the ballast work in conjunction with EnerLume │EM® and potentially provide greater savings. We aspire to develop a complete lighting system, including ballast, lamps and light fixture together with the EnerLume│EM® which, when used together, will provide maximum energy savings.

We are also increasing our research and development efforts to support electrical energy efficiency through light harvesting.  Specifically, we have a fluorescent lighting ballast that can detect sunlight and adjust electrical light output to maintain desired light levels that is currently in the research stage.  This application will produce energy savings in applications such as exterior perimeter locations in parking garages, the perimeter of buildings with glass enclaves and outdoor lighting.

New products, such as a demand response protocol, can automate and facilitate the communication between utility providers and end users under a utility sponsored load-shed program.  This initiative works by allowing utilities to communicate to rate payers who have agreed to cut demand when the utility provider requests.  The benefit for the utility companies under a demand response program is to curtail demand on those days when the electrical grid is under pressure to avoid a “brown out” or power failure.   This effect would pre-plan the demand response event so that the reduction would not materially effect normal operational consumption and not compromise safety at the rate payers’ location.  It would also ensure that the utility provider can rely on the proper demand reduction by allowing multiple rate payers share in the aggregate demand reduction required in an efficient load shed program.  This system would be initially directed at lighting and it would be controlled with a direct connection to the internet.

As new ideas emerge from new and existing technology for energy efficiency, we will research the feasibility of developing such technology to help reduce electrical demand to satisfy the global need for energy conservation.

RS Services

RS Services is an electrical contract services firm which specializes in the installation and design of electrical systems, energy management systems, telecommunication networks and retrofitting of existing control panels and lighting systems.  RS Services’ goal is to provide both large and small customers with significant savings on their electrical energy consumption and minimize downtime costs associated with power outages.  In addition, RS Services provides:

•	Installation and Maintenance Services - including product enhancements, installation and product servicing and maintenance support to customers.
•
Switchgear and Retrofit Contracts – services as both contractor and subcontractor for multi-location switchgear and retrofit contracts nationwide. These services include replacing older and inefficient equipment and electrical devices with new and more up-to-date energy efficient devices, such as circuit breakers and florescent lighting tubes and ballasts.

Business Strategy

We intend to distribute our current and future energy saving products via partner distribution channels.  These channels will be aimed to reach end-users through market leaders in different industry segments such as retail, commercial, industrial, and institutional.  We believe that this distribution strategy will provide credibility and brand name recognition to our product. In addition, we intend to establish relationships with trade organizations that will endorse our product and offer the sale of our products and services to companies within their industry.  This process should streamline and enhance our energy efficiency products operations entry into the marketplace.

Our long-term goal is to conduct research and development efforts, which may include new product launches and product expansions with a view to increasing revenues, market expansion, and name brand recognition and client loyalty.  We will also continue to develop our relationships with large electrical suppliers, contractors, national large retail chains, office applications and property management companies.

As the economic cost of energy and demand for energy conservation continue to increase, our mission is to provide products and design systems that provide new levels of efficient utilization of energy and utilities. We will research, develop and provide the customized products, services and responsible information expected of a business committed to the high technology energy management marketplace.

Marketing

We utilize master channel partners and sub-distributors to market and sell for our current and future products.  We primarily focus on commercial and industrial customers.  We plan to establish brand awareness of our product and services through advertising, business to business, websites, industry and energy conservation seminars and trade exhibits to these customers.  We will provide the support to our distributors in an effort to direct sales efforts to our distributors’ customers, who we believe are extremely sensitive to our nation’s growing energy costs.  Additionally, we will direct efforts to identify potential customers in a particular industry group and those persons within an organization and who influence the organization’s energy savings program.  We can determine which products and services will most benefit the customer and arrange for an onsite demonstration program and product modifications, if necessary, prior to installation.  In addition to these demonstrations, our channel partner, with the support of our in-house technical staff, conduct extensive follow-up and initial commissioning of our system to insure customer satisfaction.  We believe satisfied customers who have experienced energy savings first-hand are a key component to marketing the product to future customers.

Major Clients and Contracts

EnerLume Corp. currently has contracted with one master channel partner, Power Reduction Services (PRS), which provides channel partner support nationwide for approximately eighteen distributors.  We also have contracted with seven direct channel partners, who have not fully committed to master channel partner status.  Currently all of EnerLume Corp.’s revenue from product sales and technical services is derived from PRS.  If we were to lose this major contract, such loss may have a short term material adverse effect on us.

RS Services pursues new contract services customers through the marketing and promoting of the division’s current network by developing relationships with restaurant, retail, commercial chains, general contractors and manufacturers.  RS Services installs test sites of new products if the customer has the potential for a large number of installations.

Three of RS’s largest contracts accounted for approximately 24.1%, 17.1% and 14.6% of our revenue from continuing operations for fiscal year ended June 30, 2008.  If we were to lose these major contracts, such loss may have a material adverse effect on us.

Manufacturing and Research & Development

EnerLume | EM® is licensed to us and manufactured for us by our contract manufacturer, Pyramid Technologies Industrial, Inc. (“Pyramid”).  We believe Pyramid has sufficient capacity to handle our anticipated growth in EnerLume | EM® sales for the foreseeable future.  In addition, we believe that there are many contract manufacturers across the country that could manufacture EnerLume | EM® for us if for some reason our current contract manufacturer could not meet our needs.  Most components of EnerLume | EM® are sourced from multiple suppliers nationwide and overseas, though some components are proprietary to a single manufacturer. Pyramid serves as both our contract manufacturer and assists with in-house research and development efforts to further refine and test compatibility to certain existing florescent lighting technology and for new product development.  Our in-house staff researches, develops and tests new product ideas and new technologies to simplify installations, commissioning and data collection of our existing product line.  We work closely with Pyramid with efforts to provide increased efficiencies in procuring materials and product assembly, as well as field testing and compatibility.

Competition

While there have been many power reduction devices available for fluorescent light over the years, they have almost universally worked on the principle of restricting the amount of power a fluorescent light ballast can draw by reducing the peak voltage from the sine wave of the AC electric current.  AC power is delivered in a sine wave at a rate of 60 times per second.  Fluorescent lighting ballasts require this AC power to operate the fluorescent tubes.  Reducing peak voltage or “topping” the sine wave curtails the voltage necessary to properly operate fluorescent ballasts which, in effect, dims ballasts that were not originally designed to be dimmable. The percentage of watts saved in this case is roughly equal to the percentage of lumens lost.

EnerLume | EM® works on a completely different principle. It does not limit the amount of power the fluorescent lighting ballast can draw.  This patent pending process regulates the sine wave cycle as to when it may draw power.  By regulating when on the sine wave cycle the fluorescent ballast may draw power, EnerLume | EM® allows the ballast to get the power it needs when it is efficient to do so. This prevents the “topping” of the sine wave and results in less power consumption and peak efficiency.  Under this method, the ballast still provides very nearly all the power the fluorescent tubes need to maintain full brightness. This is the reason that there is no detectable loss of light despite a very significant electrical savings of up to 15%. This is simply because the EnerLume | EM® does not restrict the draw of electrical power to the ballasts, therefore guiding the ballast to create the needed power for the fluorescent tubes with less power pulled from the utility grid. This can lead to a lower operating temperature and extended ballast life.

Under our method, ballasts still provide very nearly all the power needed to maintain full brightness in the fluorescent tubes. As a result, the user can realize very significant electrical savings of 15% with no detectable loss of light. This is simply because the fluorescent tubes are still provided the AC power they need for operation.  EnerLume | EM® guides the ballast to create the needed power for the fluorescent tubes with less power pulled from the utility grid. This leads to longer ballast life and reduced cooling costs.

There are currently a number of products and services on the market that indirectly compete with our existing product and directly or indirectly compete with our services.  Many of these are offered by companies that are larger and better financed.  However, we believe that although energy saving technology currently exists, our EnerLume | EM® light controller is capable of controlling, monitoring and saving electric kilowatt hours through a unique mechanism that has a limiting effect to luminosity which does not restrict the amount of power by reducing the peak voltage.  Our product will also be capable of providing real-time variability of savings levels and operational control at off-site locations.  Further, our equipment processor is digital, which is faster, more compact and more efficient than our competitors’ products.  Finally, we believe that the installation of our equipment is less invasive and creates less of a disruption to a customer’s operation than that of our competition.

Favorable Governmental Regulation

Favorable government regulations like the Energy Policy Act of 2005 (“EPACT”) have provided incentives for organizations to take advantage and utilize energy conservation products.  EPACT has brought sweeping changes to the benefit of organizations willing to participate in programs that curtail energy consumption. These changes include immediate tax deductions for qualifying investments that reduce energy costs on commercial applications of up to a maximum of $1.80 per square foot. This allows organizations a larger return on their investment via direct tax reductions and reduces the breakeven point associated with the purchase of our systems and services.  The U.S. Department of Energy’s longer term goal is for organizations to achieve a “Zero Energy Based” system, through which the net of total energy generated at an organization’s site and the total energy utilized at the site is zero, therefore eliminating the necessity to require energy from the power grid.

Intellectual Property

We rely upon a combination of patent applications, copyright, trade secret and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect any proprietary rights owned by us or Pyramid Technologies Industrial, LLC.

We entered into a Proposal with Pyramid dated June 30, 2005 (the “Proposal”), whereby Pyramid agreed to apply for two patents for technologies related to reduction in harmonic distortion and to brownout protection.  Pyramid has applied for one U.S. patent with respect to the EnerLume | EM®.  This patent application, entitled “Apparatus and Methods for Reducing the Power Consumption of Fluorescent Lights” was filed on March 30, 2007.

According to the terms of the Proposal, Pyramid recognizes that certain intellectual property developed by Pyramid belongs to us upon completion of the project and payment in full by us.  These intellectual property rights include “all patent rights for patents granted on the designs.”  We believe that the project has been completed and payment in full including royalty payments will be completed upon the sale of 20,000 units.

Although we rely on patent, copyright, trade secret and trademark laws to protect our technology, we believe that factors such as the technological and creative skills of our personnel and those of our channel partners, creation of features and functionality and frequent enhancements to our energy solution are more essential to establishing and maintaining a technology ownership position.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or obtain and use our technology to develop products with the same functionality as our solution.  Policing unauthorized use of our technology is difficult.  Our competitors could also independently develop technologies equivalent to ours, and our intellectual property rights may not be broad enough for us to prevent competitors from selling products incorporating those technologies.  Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which would significantly harm our business.

We expect that energy saving products in our industry may be subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps.  Such competitors could make a claim of infringement against us with respect to our EnerLume | EM® and underlying technology.  Third parties may currently have, or may eventually be issued, patents upon which our current solution or future technology infringe.  Any of these third parties might make a claim of infringement against us at any time.

Employees

As of September 22, 2008 our corporate office had 4 full time employees.  Our RS Services subsidiary had approximately 45 full-time employees and no part-time employee.  Our EnerLume Corp subsidiary had approximately 10 full-time employees and no part-time employees.  None of our employees are represented by a union.

Properties

Our corporate offices are located at Two Broadway, Hamden, Connecticut 06518. Our telephone number is (203) 248-4100. We also have established a location on 1180 Sherman Avenue, Hamden, CT 06518. RS Services’ main office is located at 7806 N. Highway 81, Duncan, Oklahoma 73533.

We lease our corporate offices in Hamden under the terms of a month-to-month lease agreement, with a monthly payment of $4,040.  We have recently entered into a lease agreement at 1180 Sherman Avenue, Hamden, CT for a five year agreement commencing on June 1, 2008.  This location is expected to house our research and development and training operations.   We lease RS Services’ offices in Duncan, Oklahoma from Ronald Sparks, the President of our RS Services subsidiary, pursuant to the terms of a five-year agreement with a monthly payment of $5,000. The RS Services lease has been determined to be at market rate.  We also lease property at 233 S. Lindsay, Gilbert, AZ as a satellite office for south west operations for RS Services.

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

Risks Related to Our Business

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

In addition, we are involved in litigation that can have an adverse effect on our operations.  If an unfavorable ruling with these legal matters occurs, we may be forced to either restructure operations, or take other necessary and appropriate measures that could potentially limit our ability to exist further as a going concern.

Our independent registered public accounting firm has indicated substantial doubt about our ability to continue as a “going concern.”  If we are unable to successfully implement our business plan and secure equity financing, we may be unable to continue as a going concern.

Our independent registered public accounting firm, in their report with respect to our financial statements as of June 30, 2008, and for two years in the period ended June 30, 2008, included a “going concern” qualification. As discussed in Note 2 to the audited financial statements, we have incurred significant losses and have negative cash flows from operations for the years ended June 30, 2008 and 2007, have a working capital deficiency and shareholders’ deficiency at June 30, 2008 and are currently involved in litigation that can have

an unfavorable effect on the Company’s operations.   We plan to improve cash flow through continued focus, deployment and promotion of our energy conservation segment and the underlying technology associated with our EnerLume|EM®. We also plan to continue our efforts to identify ways of reducing operating costs and to increase liquidity through additional equity or debt financing.

We have financed our operations since inception primarily through equity and debt financings.  We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives.  We will need to raise additional capital to implement our business plan.  Such capital is expected to come from the sale of securities or the raising of additional debt.  No assurance can be given that such financing will be available in sufficient amounts or at all.  Our ability to continue our operations will be dependent upon obtaining such further financing.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

As of September 22, 2008, our officers, directors and their affiliates beneficially own 21.42% of the total voting stock outstanding, including options, convertible securities and warrants for common stock such individuals may have the right to exercise.  Our articles of incorporation do not authorize cumulative voting in the election of directors and, as a result, our officers and directors are in a position to have a significant impact on the outcome of substantially all matters on which shareholders are entitled to vote, including the election of directors.  In addition, based on the large number of shares currently owned by management, any sales of significant amounts of shares by our officers and directors, or the prospect of such sales, could adversely affect the market price of our common stock.  These individuals, if and when they sell their shares, are subject to the volume limitations imposed by Rule 144 with respect to sales by affiliates.

We may be required to reduce or eliminate some or all of our sales and marketing efforts or research and development activities if we fail to obtain additional funding that may be required to satisfy future capital needs.

We plan to continue to spend substantial funds to expand our sales and marketing efforts and our research and development activities related to our energy conservation product.  Any cash generated from the operations of the on-going business, and/or other current sources of liquidity, the long-term financing of these marketing activities could require additional funding in the future. Our future liquidity and capital requirements will depend upon numerous factors, the cost and timing of sales and marketing, manufacturing and research and development activities, and competitive developments. Any additional required financing may not be available to us on satisfactory terms or at all. If we are unable to obtain financing, we may be required to reduce or eliminate some or all of these activities.

Any decrease in capital spending by our potential “end user” customer markets could have a material adverse effect on our business and results of operations.

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

We have a limited operating history as an energy efficiency product company upon which to evaluate our potential for future success.  Due to our limited operating history, it is difficult to forecast our future success.

To date, we have generated only limited revenues as an electrical energy efficiency products and services company.  Significant marketing investment will be required in order to establish a sufficient market for our electrical energy efficiency product and build revenues.  The technology underlying this product may not become a preferred technology to address the energy management needs of our customers and potential customers.  Failure to successfully develop and market future products on a timely and cost-effective basis could have a material adverse effect on our ability to compete in the energy management market.

The likelihood of our success must be considered in light of the risks and uncertainties frequently encountered by early stage companies in an evolving market.  If we are unsuccessful in addressing these risks and uncertainties, our business will be materially harmed.

Our energy services segment has incurred significant operating losses since inception and may not achieve or sustain profitability in the future.  The energy services segment’s failure to achieve profitability could result in our failure to continue as a going concern.

Our electrical energy services segment incurred losses in fiscal 2008 and fiscal 2007 of $25,750 and $2,044,706, respectively.  We must overcome significant sales and operational challenges.  In addition, our electrical energy services segment may be required to reduce the prices of its services in order to increase sales. If we reduce prices, we may not be able to decrease costs sufficiently to achieve acceptable profit margins.  As our electrical energy services segment strives to grow its business, we expect to spend significant funds for general corporate purposes, including working capital, marketing, recruiting and hiring additional personnel, and research and development.  To the extent that revenues do not increase as quickly as these costs and expenditures, our results of operations and liquidity could be materially adversely affected.  If our electrical energy services segment experiences slower than anticipated revenue growth or if its operating expenses exceed its expectations, we may be required to cease operations.  Even if it achieves profitability in the future, it may not be able to sustain it.

Our electrical energy services segment currently experiences volatility in its cash flows and is subject to an extended sales cycle in connection with the bidding process, purchasing of materials and the installation and testing of electrical systems.  This business cycle could lead to significant operating losses for the foreseeable future.

Our electrical energy services segment is currently obligated, pursuant to the majority of its installation and service contracts, to pay all the costs of materials, labor, travel and installation of its systems prior to being paid by its customers.  In addition, many of its projects extend over a lengthy period of time from the initial invitation to bid, to final installation and testing.  Although our electrical energy services segment hopes to shorten this cycle, there can be no assurance its cash flow will improve or that it can profitably market this concept.  If this trend continues or worsens due to the inability to convince our customers to pay as the project progresses from its initial stages through completion, our energy services segment’s cash flow and operating losses will continue to be significant, and we may be required to cease operations.

Patents and other proprietary rights provide uncertain protection of our proprietary information and our inability to protect a third party patent or other proprietary right may harm our business.

The patent position of companies engaged in the sale of products such as ours is uncertain and involves complex legal and factual questions. Issued patents can later be held invalid by a patent office or by a court. We cannot assure you that the pending patent rights to the technology for our EnerLume|EM® will not be challenged, invalidated, or circumvented or that the rights granted thereunder will provide us a competitive advantage. In addition, many other organizations are engaged in research and development of products similar to our energy conservation analytical instrumentation. Such organizations may currently have or may obtain in the future, legally blocking proprietary rights, including patent rights, in one or more products or methods under development or consideration by us. These rights may prevent us from commercializing new technology, or may require us to obtain a license from the organizations to use their technology.

We currently have limited trademark or patent protection with respect to the energy efficiency product developed.  Our failure to protect our proprietary rights could result in substantial operating losses and the failure to effectively pursue our business plan.

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

There has been substantial litigation regarding patent and other intellectual property in various technology industries.  In the future, we may be notified of allegations that we may be infringing on intellectual property rights with respect to the technology we are currently marketing for our electrical energy efficiency device.  Should litigation be brought against us, such litigation could be extremely expensive and time consuming and could materially adversely affect our business, financial condition and results of operations, regardless of the outcome of the litigation.  Such litigation could also result in loss of certain proprietary rights, significant monetary liability and barriers to product manufacturing.

Our future in energy efficiency largely depends upon the success of our EnerLume|EM® which relies solely upon the inherent software and firmware for its implementation as an energy savings device, for which we have contracted with the manufacturer for the ownership of the intellectual property.  We anticipate expanding into new products utilizing this existing technology.  Any potential successful litigation would stop the progress of our product line and seriously impede our ability to expand into the energy conservation industry.  While our service division would continue to maintain contractual relationships with existing clients, our product line would cease. Any successful litigation against our intellectual property could materially harm our business.

Our energy products segment faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury.  Product liability claims that fall outside of our insurance coverage would further contribute to our negative cash flows.

Our energy products segment faces the risk that materials used in the manufacture of the final product may be flawed or faulty, causing the product to fail or malfunction.  Additionally, the product may not be used in the manner provided for in the instructions or in the way contemplated by the manufacturer.  In the event that insurance coverage or contractual indemnification is not adequate, product liability claims could have a material adverse effect on our business.  The successful assertion or settlement of any uninsured claim, a significant number of insured claims, or a claim exceeding our insurance coverage could have a material adverse effect on our business.

Our energy products segment faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury.  Negative publicity related to a product liability claim could lead to the loss of customers and corresponding revenues.

Our energy products segment is highly dependent upon consumer perception of the safety and quality of our product, as well as similar products distributed by other companies.  While our EnerLume|EM® is listed by Underwriter’s Laboratories, a nationally recognized safety standard that tests products for reasonably foreseeable risk of fire, electric shock and related hazards, the mere publication of reports asserting that such products may be harmful could have a material adverse effect on our operations, regardless of whether such reports are scientifically supported and regardless of whether the products are being used to their specifications.

Our service segment does not have any long-term agreements with our customers and our future success is dependent on repeat business and obtaining new customers.

Our electrical energy service segment’s success depends on attracting and retaining customers.  Although we have client purchase orders, we do not have long-term contracts and depend on fluctuating demand for our product or services. One major service customer accounted for approximately 39.3% of our revenue for the 2008 fiscal year.  There can be no assurance that we will be able to retain existing customers or attract new customers.  The failure to retain existing customers or attract new customers would likely have a material adverse effect on future profitability.

The energy management industry and products designed to maximize energy efficiency are subject to rapidly changing customer demands and preferences in light of rapid technological advances.  We will face substantial losses should our products not meet the demands of customers.

There can be no assurance that customers will continue to favor the product and services provided by us.  A significant shift in customer preferences could have a material adverse effect on our business, financial condition and results of operations.  In addition, products that gain wide acceptance with consumers may result in a greater number of competitors entering the market, which could result in downward price pressure that could adversely impact our gross profit margins.  In addition, new products would require employee retraining, which we must commit to long before the ultimate sale to our customers. There can be no assurance that sufficient consumer demand will still exist at the time a final product is available for sale or that favorable gross profit margins will be maintained.

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

Industry data and projections are inherently uncertain and subject to change.  There can be no assurance that the industry is as large as we anticipated or that projected growth will occur or continue.  In addition, underlying market conditions are subject to change based on economic conditions, consumer preferences and other factors that are beyond our control.  There can be no assurance that an adverse change in the size or growth rate of the market will not have a material adverse effect on our business.

A decrease in electric retail rates could lessen demand for our energy efficiency product.

Energy efficiency products have the greatest profit potential in areas where commercial electric rates are relatively high.  However, retail electric rates for commercial establishments in the United States may not remain at their current high levels.  Due to a potential overbuilding of power generating stations throughout certain regions of the United States, wholesale power prices may decrease in the future.  Because the price of commercial retail electric power is largely attributed to the wholesale cost of power, it is reasonable to expect that commercial retail rates may decrease as well.  In addition, much of the wholesale costs of power are directly related to the price of certain fuels, such as natural gas, oil and coal.  If the prices of those fuels decrease, the prices of the wholesale cost of power may also decrease.  This could result in lower electric retail rates and reduced demand for our energy saving devices or to be developed devices.

Failure to effectively market our energy efficiency product could impair our ability to sell large quantities of our product.

One of the challenges we face in commercializing our energy efficiency product is demonstrating the advantages of our product over more traditional products and competitive products.  As our energy products segment grows, we will need to further develop our marketing and sales force.  If we are unable to expand our internal sales force, our ability to generate significant revenues could be harmed.

We depend upon our key personnel and may experience difficulty attracting and retaining key employees.  The failure to retain existing management or the failure to hire new talent as needed could result in our inability to profitably and professionally run our business.

The future success of our business depends to a significant extent on the efforts and abilities of our operating executive officers, including David Murphy, CEO and Ronald Sparks, the President of RS Services.  Although we have employment agreements with these individuals, the loss of their services could have a material adverse effect on our business, financial condition and results of operations.  Mr. Sparks has highly technical, electrical skills relating to electrical services, specific knowledge of high voltage applications and extensive relationships with clients and suppliers in sales, marketing and manufacturing.  The loss of the services of Mr. Sparks and other key personnel, or our inability to attract or retain additional qualified personnel could have a material adverse effect on our business, financial condition and results of operations.  We believe that our future success in energy products and services will hinge upon our ability to attract, motivate and retain the current highly-skilled managerial personnel.  Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting, assimilating and retaining the personnel we require to grow and operate profitability.

Production of our EnerLume|EM® depends on our manufacturer’s ability to purchase raw materials and components.  The failure to procure materials and increases in component costs may result in our inability to profitably run our business.

Raw materials and components constitute a significant portion of our manufacturer’s cost of goods.  Factors that are largely beyond our control, such as movements in commodity prices for the specific materials required, may affect the future cost of raw materials and components.  In addition, the inability of our manufacturer to timely procure raw materials or components could be disruptive and costly.  If we are unable to obtain product on a timely basis at an affordable cost or if we experience any significant delays or interruptions of supply, our financial results could be significantly impacted.

Risks Related to Our Securities

Any future fundraising efforts will dilute current shareholder ownership interests. Any investor who purchases our securities could face future dilution as we pursue future equity fundraising.

As of September 22, 2008, we had 13,924,612 outstanding shares of common stock.  Any future material equity fundraising efforts will have the effect of increasing the amount of shares outstanding, thereby creating dilution for our existing shareholders. We believe that the most efficient manner in increasing shareholder value is to properly and effectively execute our business plan, which will require raising additional capital.  We have partnered with investment banking firms to assist and achieve this initiative, and will continue our efforts to raise additional capital, via equity financings or otherwise, until we can achieve positive cash flow.

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

If we issue shares of preferred stock, your investment could be diluted or subordinated to the rights of the holders of preferred stock.

Our Board of Directors is authorized by our Articles of Incorporation to establish classes or series of preferred stock and fix the designation, powers, preferences and rights of the shares of each such class or series without any further vote or action by our shareholders.  Any shares of preferred stock so issued could have priority over our common stock with respect to dividend or liquidation rights.  Although we have no plans to issue any shares of preferred stock or to adopt any new series, preferences or other classification of preferred stock, any such action by our Board of Directors or issuance of preferred stock by us could dilute your investment in our common stock and warrants or subordinate your holdings to the shares of preferred stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate offices are located at Two Broadway, Hamden, Connecticut 06518. Our telephone number is (203) 248-4100. We also have established a location on 1180 Sherman Avenue, Hamden, CT 06518. RS Services’ main office is located at 7806 N. Highway 81, Duncan, Oklahoma 73533.

We lease our corporate offices in Hamden under the terms of a month-to-month lease agreement, with a monthly payment of $4,040.  We have recently entered into a lease agreement at 1180 Sherman Avenue, Hamden, CT for a five year agreement commencing on June 1, 2008.  This location is expected to house our research and development and training operations.   We lease RS Services’ offices in Duncan, Oklahoma from

Ronald Sparks, the President of our RS Services subsidiary, pursuant to the terms of a five-year agreement with a monthly payment of $5,000. The RS Services lease has been determined to be at market rate.  We also lease property at 233 S. Lindsay, Gilbert, AZ as a satellite office for south west operations for RS Services.

ITEM 3.  LEGAL PROCEEDINGS

Legal Proceedings

Federal Class and Derivative Actions

In August 2005 and September 2005, the Company and certain of its past and present officers and directors were named as defendants in securities class action suits in the United States District Court for the District of Connecticut, which were eventually consolidated under the caption, In re Host America Securities Litigation, Civil Action No. 05-cv-1250 (VLB) (the “Class Action”).  A purported shareholder derivative suit, naming the Company’s board and others as defendants, was also brought during the same period in the federal district court and consolidated under the same caption (“Derivative Action”). The lawsuits arose out of a press release issued by the Company on July 12, 2005, regarding its commercial relationship with Wal-Mart Stores, Inc.  Thereafter, on May 22 and 23, 2007, the Company and its past and present directors and officers were named as defendants in the Class and Derivative Actions (the “Host America defendants”), and the plaintiffs filed agreements to settle and fully resolve all claims against the Host America defendants in both actions.   Following a settlement fairness hearing, on February 5, 2008, the Court issued orders granting final approval of both settlements.

Under the Class Action settlement, the Host America defendants agreed to a gross payment of $2.45 million to the Class in exchange for dismissal of all claims against them with prejudice.   Of that amount, $1,700,000 has been paid by insurance and the remainder by the Company.   In the Derivative Action settlement, the Company has implemented and/or maintained certain specified corporate governance policies and procedures, and paid $140,000 funded by insurance proceeds for the shareholder plaintiffs’ attorney fees and costs. The changes in corporate governance policies include, among other things, a ten-year term limit for newly-elected directors,  limits on the number of public company boards a director may serve on, director attendance policies, maintaining disclosure and nominating committees and applicable charters, and guidelines regarding approval of related party transactions. The settlement amounts for both the Class and Derivative actions have been paid in full.

On March 5, 2008, a putative Host America shareholder, Bart Hester, who had earlier brought a separate derivative lawsuit in state court (see below), sought to intervene in the Derivative Action.  Hester later submitted the only objection to the settlement.  Hester filed a notice of appeal from the approval of the Derivative Action settlement to the Court of Appeals for the Second Circuit.  On August 12, 2008, Hester and all appellees stipulated to a dismissal of Hester’s appeal with prejudice.

As part of the settlements, the Company and all other settling defendants continue to deny any liability or wrongdoing.  Payments under the Class and Derivative settlements exhausted the available proceeds from the Host America defendants’ insurance policy.

State Court Derivative Action

On or about September 28, 2005, the Company was named as a nominal defendant in a separate derivative action filed in the Connecticut Superior Court in Bart Hester v. Geoffrey W. Ramsey, et al.,  Docket No. UWY-CV-05-5001448-S (“Hester” action).  The action named as defendants the Company’s then existing board, Geoffrey Ramsey and Roger Lockhart. The Hester complaint contained allegations and claims substantially similar to those of the federal Derivative Action described above.  Following the settlement of the Federal

Derivative Action, all parties filed a joint motion to dismiss the Hester action.  On September 2, 2008, the court granted the motion and dismissed the Hester action against all defendants with prejudice.

State Court Individual Suit

On May 2, 2006, 47 plaintiffs who alleged that they had purchased the Company’s securities at artificially inflated prices in reliance on the July 12, 2005 press release brought suit in the Connecticut Superior Court, naming the Company as the sole defendant in  Enrique Jose Contreras, et al., v. Host America Corp., Docket No. No. UWY-CV-06-4013754-S (“Contreras” action). The Contreras amended complaint, filed on January 25, 2008, concerns substantially the same allegations as the Class Action.  The amended complaint asserts various causes of action under state law, including claims for fraud, negligent misrepresentation and respondeat superior, and claimed aggregate damages in amount of approximately $3,436,800.   Subsequently, several did not exclude themselves from the Class Action settlement and therefore should be barred from any further claim against or any recovery from the Company in Contreras or the defendants in the related Federal action (see below).  The Company estimates that the remaining Contreras plaintiffs claim losses in a range of $2.93 million to $3.13 million.  The Company has filed a motion to dismiss the amended complaint.  The Company believes it has substantial and meritorious defenses to the action.

Federal Court Individual Suit

On June 25, 2007, substantially the same group of plaintiffs in the state court Contreras matter filed a complaint in the United States District Court for the District of Connecticut against David J. Murphy, Geoffrey Ramsey, Peter Sarmanian, and Roger D. Lockhart in the matter Anil Sawant, et al. v. Geoffrey W. Ramsey, et. al., Civil Action No. 07-cv-980 (VLB).  The Sawant complaint, which does not name the Company as a defendant,  asserts substantially the same allegations and claims as the Class Action Consolidated Complaint.  On August 7, 2008, the federal court denied the defendants’ motions to dismiss the complaint.

Anne and Debra Ramsey Arbitration

On December 2, 2005, a Demand for Arbitration was filed by Anne Ramsey and Debra Ramsey alleging that their employment was terminated in breach of employment agreements that they purportedly entered into with the Company.  Anne Ramsey, the sister of Geoffrey Ramsey, was the Company’s former Human Resource Director and had served on the Board of Directors until June 18, 2007. Debra Ramsey is the wife of Geoffrey Ramsey and was a former administrative assistant for the Company. The Company terminated both individuals on November 23, 2005.  On or about March 20, 2006, the Company instituted an injunction proceeding in the New Haven Superior Court to permanently enjoin this arbitration on the basis that the Company never authorized the employment agreements relied upon by Anne and Debra and therefore such contracts were void. The matter was tried in November, 2006 and the Court rendered a decision on January 8, 2007 denying a permanent injunction. On January 26, 2007 the Company filed an appeal of the Superior Court decision in the Connecticut Appellate Court and thereafter filed a Motion for Stay with the Superior Court which was granted. On July 5, 2007 the Company filed its brief with the Appellate Court and oral argument occurred on March 10, 2008.  On May 20, 2008, the Connecticut Appellate affirmed the Superior Court’s decision.  Thereafter the Company filed a petition for certification on June 27, 2008 with the Supreme Court in the State of Connecticut which is still pending.  The Company intends to continue to vigorously defend itself against the claims of Anne and Debra Ramsey.

Wal-Mart Stores, Inc. v. Eaton Corp. & RS Services

On July 9, 2008, R.S. Services, Inc., was named as a co-defendant with Eaton in a lawsuit initiated by Wal-Mart arising from the industrial accident in July 2006.  The case is docket number 08CV1141and was filed in Adams County District Court in the State of Colorado.  Wal-Mart claims breach of contract and negligence against the defendants.  It seeks damages for worker’s compensation benefits paid to its employees, property damage, lost profits, and other items.  In accordance with the liability insurance policy, R.S. Services, Inc. has submitted the defense of this case to its liability carrier.  Management believes that the liability carrier for RS Services, Inc. will cover all expenses, including damages, relating to this suit as part of the liability policy and without additional expense by RS Servcies, Inc.

Other

In addition, there exists routine litigation incidental to our business, none of which is anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted during our fourth quarter or the fiscal year covered by this report to a vote of our holders.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Principal Market and Price Range of Common Stock

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “ENLU.OB” since October 29, 2007 and our common stock had previously been quoted on the Over-the-Counter Bulletin Board under the symbol “CAFE.OB” since August 16, 2007.  Our common stock was previously quoted on the Pink Sheets under the symbol “CAFÉ.PK” following our delisting from the NASDAQ Small Cap Market System effective September 12, 2005.  For the periods during our listing on the NASDAQ Small Cap Market System, the following table sets forth the high and low sales prices for our common stock.  For the periods during our quotation on the Over-the-Counter Bulletin Board and on the Pink Sheets, the following table sets forth the high and low bid quotations as by the Over-the-Counter Bulletin Board and Pink Sheets, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions.

	High	Low
Year ending June 30, 2008
First Quarter	$2.76	$1.30
Second Quarter	2.74	1.54
Third Quarter	2.45	0.75
Fourth Quarter	1.35	0.75
Year ended June 30, 2007
First Quarter	$1.50	$1.01
Second Quarter	1.98	1.25
Third Quarter	1.95	1.50
Fourth Quarter	2.40	1.60

On September 22, 2008, the closing sale price for our common stock as reported on the Over-the-Counter Bulletin Board was $0.70.  On July 21, 2007, our publicly traded warrants to purchase common stock expired by their terms.  The warrants were out of the money with a strike price of $5.50.  Accordingly, the Company filed a Form 15 to de-register the warrants with the Securities and Exchange Commission pursuant to Rule 12g-4(a)(1)(i).  The warrants were formerly traded under the symbol CAFEW.PK.

Holders

As of September 22, 2008, we had 13,924,612 shares of our common stock issued and outstanding, and there were approximately 2,400 shareholders of record.

Dividend Policy

We have not declared or paid any cash dividends on our common stock and presently intend to retain future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by shareholders and all equity compensation plans not previously approved by shareholders as of June 30, 2008.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	145,000(1) 383,350(2) 461,572(3) 482,078(4)	$2.89 $2.26 $4.01 $2.54	20,000 37,150 38,428 12,922
Equity compensation plans not approved by shareholders	-		-
Total	1,472,000(5)	$2.96	108,500

(1)	Issued under the EnerLume Energy Management Corp. 1998 Stock Option Plan
(2)	Issued under the EnerLume Energy Management Corp. 2000 Stock Option Plan
(3)	Issued under the EnerLume Energy Management Corp.2003 Stock Option Plan
(4)	Issued under the EnerLume Energy Management Corp.2005 Stock Option Plan
(5)	Does not include 4,828,307 shares underlying outstanding warrants. The warrants were issued in a series of private placements and not pursuant to equity compensation plans.

Recent Sales of Unregistered Securities

During the year ended June 30, 2008, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Form 8-K.

ITEM 6.  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

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

Executive Summary

We are an outsource provider and installer of electrical energy services and electrical energy efficiency products. Our energy services segment operates under our wholly owned subsidiary RS Services and our electrical energy efficiency products are incorporated under our wholly owned subsidiary EnerLume Corp.

We utilize sophisticated technologies in our energy services and energy efficiency products and systems. These products and systems enable us to design solutions to problems and develop cost reduction answers for building owners and managers.  We employ a professional sales and marketing force that services both national and individual accounts and is headed up by a team that has many years of experience in energy conservation and services management.

Results of Operations

For the Year Ended June 30, 2008 (the “2008 Period”) vs. the Year Ended June 30, 2007 (the “2007 Period”)

Note:  Our results for the 2007 Period reflect the food service division classified as assets held for sale and reported as discontinued operations.  The sale of the food service division occurred in fiscal 2008 in October 2007.  We have sold substantially all the assets of our food service division in order to concentrate our resources on energy efficiency products and electrical management services.

The following are our net revenues from continuing operations for:

	2008 Period	2007 Period	Variance	% Variance
Net Revenues from:
Energy Services	$5,881,004	$6,492,489	$(611,485)	-9.4%
Energy Products	317,171	701,903	(384,732)	-54.8%

Total Net Revenues	$6,198,175	$7,194,392	$(996,217)	-13.8%

We have experienced an aggregate revenue decrease from continuing operations of 13.8% as compared to the 2007 Period. The decrease in energy services revenue is a direct reflection of management’s decision to not pursue new contracts related to ground-up construction with newly established retail locations, which resulted in a decrease of approximately $1,918,000 from the 2007 Period. Ground-up construction contracts were not pursued after January 2007, and we anticipate this unfavorable variance to diminish in subsequent periods. We believe that ground-up construction type contracts were not part of our overall mission of energy management services, and that the servicing of these type contracts channel resources away from further development of our energy services and higher margin businesses.  Switchgear and retrofit services from both multi-location contractor and subcontractor contract revenues decreased approximately $373,000 from the 2007 Period.  These services include replacing older, less efficient equipment and similar electrical devices and replacing them with new, and more updated energy efficient devices, such as circuit breakers and florescent lighting tubes and ballasts. These variances were partially offset by favorable installation and product servicing and maintenance support revenues by approximately $1,680,000 from the 2007 Period.  RS Services has an established business in the electrical and energy management field on a national scale as well as having a UL-approved panel shop for the assembly of products.

Our principal energy efficiency product, the EnerLume | EM®, was first introduced early in calendar year 2007. We recorded product sales to our master channel partner during the 2008 period of approximately $144,000, as compared with product sales to our master channel partner of approximately $445,000 in the 2007 Period.  We have experienced longer sales cycles with our product than initially anticipated.  We have also experienced a more cautious approach from public acceptance and had to overcome a proof of concept stage with new energy efficiency technology from channel partner clients and prospects which was heretofore difficult to forecast.  Additionally, current economic conditions that have negatively affected retail and other overall consumer confidence measurements have created a challenge to the timely execution of our business plan.  We do not anticipate this trend to continue into fiscal 2009.  Revenues from technical service support of $173,000 in the 2008 Period include the services, as well as consulting and training of support for our channel partner network. Technical service support sales recorded in the 2007 Period were approximately $257,000.  We also anticipate technical service sales to increase as a direct relation to an increase in product sales.  The EnerLume | EM® is a lighting energy efficiency device that is designed to reduce excess kilowatts ordinarily required for operating magnetic or electronic ballasts used in fluorescent lighting systems, and manages the incoming power so the ballasts draw energy when the power transmission is most efficient.  This reduces energy costs while minimally reducing light levels so that virtually imperceptible light loss can not be detected by the human eye.  We intend to continue to market the EnerLume | EM® via channel partners to market leaders in industry segments (retail, commercial, industrial, and institutional), which we believe will lend credibility and name brand recognition to our product. In addition, we intend to establish relationships with trade organizations that will endorse our product, and offer the sale to companies that comprise their industry.

The following are our direct costs and margins from continuing operations for:

	2008 Period	2007 Period	Variance	% Variance
Costs of revenues from:
Energy Services	$4,125,355	$5,725,741	$(1,600,386)	-28.0%
Energy Products	269,021	855,627	(586,606)	-68.6%

Total costs of revenues	$4,394,376	$6,581,368	$(2,186,992)	-33.2%

	2008 Period	2007 Period	$ Variance
Direct cost margins from:
Energy Services	29.9%	11.8%	18.1%
Energy Products	15.2%	-21.9%	37.1%

Total direct cost margins	29.1%	8.5%	20.6%

The Company’s cost of revenues from continuing operations represent the direct cost of job materials and direct wages for electrical installations relating to energy services, as well as direct product costs and labor associated with technical training and servicing our channel partners for our energy products segment.  Energy services costs throughout the 2008 Period experienced a reduction of approximately $668,700, or 7.6% of margin directly related to subcontractor and other related cost reductions and direct material costs decreased approximately $667,600 or 9.3% of margin with the absence of construction related contracts.  Labor costs also decreased approximately $335,700, or 2.6% of margin given the higher margin business contracts and the absence of ground up construction related contracts.  A one time charge against cost of sales in energy services of approximately $82,700 occurred in fiscal 2008 as a result of a decision to write-down the total inventory comprising of the excess and overage of the aggregate build up of job materials from prior periods.  These materials do not represent specific inventory that will be utilized for the generation of future revenue.  Depreciation directly related to cost of goods sold decreased by $11,000, or 0.1% of margin from the 2007 Period. We anticipate this higher margin trend to continue in the future.  Our energy products segment direct costs experienced a favorable variance from the 2007 period of $586,606 as we recorded product sales costs and cost savings in technical service support sales.  We are experiencing direct cost margins from EnerLume | EM® product sales of approximately 65% and technical services of approximately 0.9%, for a blended gross margin percentage for the segment of 15.2%.  The 2007 Period direct cost margins reflect the out of pocket labor and technical training tools associated with the ramp up of technical service support sales to support the growth in the energy products segment. We anticipate a higher margin trend from energy products to continue in the future as product sales increase.

The following is our other operating costs from continuing operations for:

	2008 Period	2007 Period	Variance
Other operating costs from:
SG&A	$7,514,804	$6,171,517	$1,343,287
Depreciation and amortization	190,272	202,615	(12,343)
Research and development	182,473	146,377	36,096

Total other operating costs	$7,887,549	$6,520,509	$(1,367,040)

Selling, general and administrative expenses from continuing operations consist primarily of management and clerical salaries, legal, accounting and other professional fees, liability insurance, facility rentals, repairs, maintenance, utilities, commissions, travel and various other costs.  The SG&A increase over the 2007 Period is primarily attributable to an aggregate charge of director and employee compensation of approximately $1,787,000, related to the issuance of stock and option compensation recorded in the second and third quarters. Depreciation and amortization decreased by a nominal $12,343 in the 2008 Period. The balance of the increase in operating costs and expenses is related to research and development costs relating to the development of the EnerLume | EM® product. We recognized an increase in research and development costs of $36,096 associated with our energy management product.

The following is our income from discontinued operations:

	2008 Period	2007 Period	Variance

Corporate dining	$164,300	$729,623	$(565,323)
Unitized meals	164,713	574,031	(409,318)

Total discontinued operations	$329,013	$1,303,654	$(974,641)

In the 2008 Period, corporate dining and unitized meals results reflect the sale of the food service assets which occurred at the end of the period in October.  Corporate dining revenues were $3,810,662, cost of revenues were $3,479,555, income from operations was $168,300 and provision for income taxes of $4,000, as compared to revenues of $12,896,238, cost of revenues of $11,796,100, income from operations of $744,623 and provision for income taxes of $15,000 in the 2007 Period.

In the 2008 Period, unitized meals revenues were $5,353,684, cost of revenues were $4,165,637, income from operations was $180,713 and provision for income taxes of $16,000 as compared to revenues of $15,546,377, cost of revenues of $12,303,897, income from operations of $619,031 and provision for income taxes of $45,000 in the 2007 Period.

Other Costs:

In the 2008 Period, we recorded the amortization of the Shelter Island debt discount and reported additional debt discount costs in the 2007 Period of $59,558. The decrease in the 2008 Period for amortization of deferred financing costs as compared to the 2007 Period was $28,474. The Shelter Island debt was paid in October 2007. The 2007 Period included a loss on the mark to market value of the Shelter Island warrant liability of $74,405 resulting from the recognition of a warrant liability in connection with the loan.  Additionally, interest expense increased $1,115,552 for the 2008 Period when compared to the 2007 Period.  We recorded a beneficial conversion charge of $299,610 as interest expense in the 2008 Period primarily to reflect the conversion feature of the 12% convertible note issued in July 2007, and we recorded an aggregate $927,161 charge as interest expense for the conversion of our $300,000 secured promissory notes, the conversion of our $1,115,000 unsecured promissory notes and the conversion of an unsecured note payable into common shares.  Additionally, we recorded a late payment fee of $10,000 associated with the conversion of our unsecured note payable.

Net Loss:

EnerLume incurred a net loss of $7,420,059 for the 2008 Period, as compared to a net loss of $6,072,916 for the 2007 Period.  The net loss in the 2008 Period resulted largely from recording as interest expense the conversion of selected debt into equity, non cash charges of debt discount amortization, employee compensation related to issuance of stock and options, beneficial conversion charges and deferred financing costs associated with our debt financings.  The net loss in the 2007 Period primarily resulted from professional costs incurred which included substantial professional fees associated with the audits and reviews of prior years and prior quarters respectively as well as legal costs to defend our positions from associated legal actions.

Liquidity and Capital Resources

We are currently dependent on debt and equity financings to fund our operations, product development and working capital.  Our cash flow had been mainly consumed by operational costs associated with general and administrative and legal and professional fees, as well as increasing research and development of our EnerLume | EM® energy efficiency product.  We expect to continue to secure additional debt and equity financings until we can sustain positive free cash flow.

In fiscal 2008, we have experienced longer sales cycles with our product than initially anticipated.  We have also experienced a more cautious approach from public acceptance and had to overcome a proof of concept stage with new energy efficiency technology from channel partner clients and prospects which was heretofore difficult to forecast.   Additionally, current economic conditions that have negatively affected retail and other overall consumer confidence measurements have created a challenge to the timely execution of our business plan. We do not anticipate this trend to continue as we have experienced a favorable success rate with our initial demonstration sites.  We feel confident that our solution to energy efficiency will be embraced as a part of an overall nationwide energy reduction plan that can provide cost efficiencies and savings to end users of electrical energy.

We plan to improve our cash flow through continued focus, deployment and promotion of our energy management segment and the underlying technology associated with our EnerLume | EM® electrical energy efficiency product, as well as introducing new products in the electrical energy efficiency markets. We also plan to continue our efforts to identify ways of reducing operating costs and to increase liquidity through additional equity and debt financings and have entered into an agreement with an institutional investment firm that could provide additional equity and debt financings.  The completion of these financings and the operational initiatives are expected to improve our cash flow and to help foster the implementation of our current initiatives and business plan.

We have experienced a cash decrease in the 2008 Period of $49,033.  The net cash used in operating activities of continuing operations was $4,100,498.  Net cash provided by investing activities of continuing operations was $2,914,674 largely a result of cash received from the sale of food services.  Net cash provided by financing activities of continuing operations of $595,233 resulted from the cash received from equity and debt fundraisings net of payment of long-term debt from sale of the food service divisions.  Cash provided by discontinuing operations was $541,558.

We anticipate additional cash outflows in fiscal 2008 to support the growth anticipated in energy efficiency products through increased research and development and launching of new products within our EnerLume Corp. subsidiary, the pay down of aged outstanding payables and continued fees associated with existing legal obligations.

EnerLume’s current ratio at June 30, 2008 was .33 and June 30, 2007 was ..66.  Our current liabilities decreased substantially mainly as a result of the extension of our unsecured obligation due January 2009 and the extension of the maturity of our secured convertible note now due in June 30, 2010.  We will have due and payable a short term obligation in January 2009 of $562,500 before unamortized debt discount associated with the holders of the 7.5% unsecured promissory note who have elected not to extend their maturities (see Note Maturity Extensions below).  We will also have due and payable a short term obligation in January 2009 of $500,000 associated with a convertible bridge loan we entered into on July 30, 2008.  Our accounts payable obligations mainly comprise of aged legal and professional fees primarily associated with the events surrounding the July 12, 2005 press release of approximately $975,000.

We have received final court approval for settlement with respect to our federal class action, which required us to fund the portion of the settlement not covered by our insurance carrier.  This exposure of approximately $750,000 was partially funded in January 2008 and the balance of $550,000, plus interest was funded in April 2008.

At June 30, 2008 the Company had a working capital deficiency and a stockholders’ deficiency of $3,210,995 and $5,426,180 respectively, and a net loss of $7,420,059. These matters raise substantial doubt about our ability to continue as a going concern.

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

On December 31, 2007, we entered into a repayment option agreement for the repayment or conversion of our $1,275,000 12% unsecured promissory notes dated January 31, 2003.  Each of the individual noteholders was offered the opportunity to receive their principal in cash plus accrued interest as scheduled on January 31, 2008 or convert their respective notes to shares of the Company’s common stock and warrants to purchase shares of common stock.  A total of 22 out of the 29 noteholders accepted our offer of conversion and received an aggregate of 601,337 shares of common stock and 180,403 warrants.  We converted $1,112,500 of our outstanding obligation and recorded a $699,631 charge as interest expense for the aggregate conversion of the note into equity.  The outstanding obligation under these Notes at December 31, 2007 of $162,500 was repaid on January 31, 2008.

Note Maturity Extensions and Repricing Agreements:

Between June 2008 and September  2008 we entered into a promissory note extension agreement with the remaining holders of the 12% secured convertible promissory note to amend the maturity date of the notes pursuant to a promissory note extension agreement, in which the maturity date for the note was extended to June 30, 2010.  The Notes shall continue to accrue interest at the rate of 12% per annum in accordance with the original terms of the note.  As an inducement to extend maturity, holders will receive warrants to purchase an aggregate 447,100 shares of the Company’s common stock exercisable until June 30, 2013 at $0.75 per share.  On August 4, 2008, we offered to the holders a repricing agreement to reprice the convertible feature from $2.12 per share to $0.47 per share and to reprice the warrants from $0.75 per share to $0.54 per share.

Between June 2008 and July  2008  we entered into a promissory note extension agreement with the holders of the 7.5% unsecured promissory note to amend the terms of the unsecured promissory note.  Pursuant to the promissory note extension agreement, the maturity date for the unsecured note shall be extended to January 31, 2010, interest shall continue to accrue on the unsecured note, and the Company shall continue to pay interest payments under the terms of the unsecured note until the amended maturity date.  In addition, we issued aggregate warrants to purchase 718,750 shares of the Company’s common stock exercisable until June 30, 2014 at $0.75 per share.  On August 11, 2008, we offered a repricing agreement to reprice the warrants to the holders of the notes from $0.75 per share to $0.54 per share.

On August 4, 2008, we entered into a promissory note amendment agreement with the holders of the 9% unsecured convertible promissory notes to amend the terms of the convertible feature and to reprice the issued warrants.  Pursuant to the promissory note extension agreement, the convertible feature for the unsecured note was amended from $1.50 per share to $0.47 per share, and repricing the warrants to the holders of the notes from $1.80 per share to $0.54 per share.

On August 11, 2008 we offered to the holders of warrants issued between November 2007 through January 2008 with a $2.25 exercise price a Warrant Reissue Agreement that provides for the option to allow the Company to reprice the warrants from $2.25 per share to $0.54 per share.

Private Placements:

On July 23, 2007, we closed the sale of $850,000 of subordinated secured convertible promissory notes (“Notes”) in a private placement to a limited number of accredited investors. The Notes bear interest at the rate of 12% per annum, payable semi-annually on December 31 and June 30. The Notes will mature on June 30, 2008, and the unpaid principal balance due and interest accruing on the Notes is convertible at the option of the holder into the Company’s common stock at $2.12 per share. The offer and sale of the Notes was conducted by the officers and directors of the Company who did not receive a commission or other remuneration. As security for the payment of the Notes and the performance by the Company of its obligations, the Company assigned to the Note holders a security interest in all of its right, title and interest in the patent pending and brand name rights relating to the Company’s EnerLume | EM® energy saving-device.  On June 30, 2007, a portion of the proceeds of the notes ($675,000) were received and were classified as debt advances.

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

On April 18, 2008, we completed the sale of 20 units consisting of 9% convertible unsecured promissory notes and common stock purchase warrants to 5 investors that met the definition of an “accredited investor” pursuant to Regulation D of the Securities Act of 1933.  The total proceeds to the Company were $1,000,000.  Each unit was sold for $50,000 per unit and also entitled the unit holder to 15,000 common stock purchase warrants which are exercisable for five years at $1.80 per warrant.  The notes will bear interest at a rate of 9% per year, payable semiannually in arrears in cash.  The notes will mature on April 18, 2010.  Holders may convert their notes and any accrued interest 6 months after the date of purchase into shares of common stock at a conversion rate of $1.50 per share.  One investor has requested his conversion right not to be effective until 12 months from the date of purchase to facilitate his investment objectives.  We did not pay a sales commission or other remuneration in connection with the sale of the notes.

On July 30, 2008, we completed the sale of one unit consisting of an 18% convertible unsecured promissory note and common stock purchase warrants to one investor that met the definition of an “accredited investor” pursuant to Regulation D of the Securities Act of 1933.  The total net proceeds to the Company were $500,000. The unit was sold for $500,000 and entitled the unit holder to 250,000 common stock purchase warrants which are exercisable for a five year period at $0.54 per warrant.  The note bears interest at a rate of 18% per annum, payable at maturity in arrears in cash.  The note will mature and be payable in full on January 30, 2009.  The Holder may convert the note and any accrued interest thereon, on January 30, 2009 into shares of common stock at a conversion rate of $0.47 per share.  The Company did not pay a sales commission or other remuneration in connection with the sale of the note.

Sale of Food Service Assets

On October 26, 2007 and October 31, 2007 we completed the sale of substantially all the assets of our Corporate Dining and Unitized Meals food service segments respectively. The final cash purchase price paid to the Company was an aggregate $3,012,747.  Proceeds of the sale were used to pay in full the Shelter Island term loan of $1,240,000 and were used to pay down outstanding payables.

Accounts Receivable:

Our accounts receivable from continuing operations totaled $547,848.  Our receivable turnover has increased from 4.8 in fiscal 2007 to 11.3 in fiscal 2008 primarily from the shift away from construction contracts which possess additional collection risks and who are less predictable with regards to payment. We are experiencing an average days sales outstanding of approximately 23 days within our services segment and an average days sales outstanding of approximately 55 days within our product segment.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

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

Warrant, Conversion and Registration Rights Features

We account for the fair value of outstanding warrants to purchase common stock and conversion feature of convertible notes in accordance with SFAS No. 133, Accounting For Derivative Instruments And Hedging Activities, EITF Issue No. 00-19, Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock, and EITF Issue No. 05-04, The Effect of a Liquidated Damages Clause on a Freestanding Instrument Subject to EITF Issue No. 00-19, which requires the Company to separately account for the warrants and the registration rights agreement as an embedded derivative contained in the Company’s convertible notes. Pursuant to these rulings, the Company allocates the fair value of the warrants from the convertible notes, and registration rights agreement and the convertible note is considered together as one unit under EITF 05-04.  The conventional convertible note is subject to EITF 00-19.  In addition, if the effective registration of the securities underlying the warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company records the fair value of the warrants as long-term liabilities as it is assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these warrants on its balance sheet at fair value and unrealized changes in the values of these warrants are reflected in the consolidated statement of operation as “Gain (loss) on change in fair value of warrants.”  This non-cash charge totaled $74,405 in fiscal 2007.

As the valuation of the warrant liability under the Black-Scholes method produced adjustments to the fair value of the warrant, we record those respective fair value adjustments as a component of the Statement of Operations.  Under the Black Scholes method, the mark-to-market approach was utilized to record the fair value gain or loss by including the term of the warrant of 10 years, the market value of the ENLU stock, aggregate volatility rate and the average risk free interest rate for each measurement period.  In fiscal 2007, during the measurement period up until the conversion of warrants into the Company’s common stock, the warrant was recorded as a liability.  As the Company experienced an increase in its stock price, this created a fair value loss.

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

Valuation of Deferred Tax Assets

We have established a full valuation allowance of $11,825,034 at June 30, 2008 and an allowance of $9,588,919 at June 30, 2007.  SFAS 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for income taxes, the objectives of which are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in a company’s financial statements or tax returns.  We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will not be able to realize our deferred tax asset in the future.  When a determination is made that all, or a portion, of the deferred tax assets may not be realized, an increase in income tax expense would be recorded in that period.

Allowance for Doubtful Accounts

Our accounts receivable balance for continuing operations, net of allowance for doubtful accounts, was $547,848 as of June 30, 2008, compared with $2,449,707 as of June 30, 2007.  The allowance for doubtful accounts as of June 30, 2008 was $61,000, compared with $102,326 as of June 30, 2007.  The allowance is based on our assessment of the collectibility of customer accounts.  We regularly review the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.  If a major customer’s credit worthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our revenue.

Stock Options

Estimates are required for stock based compensation.  The fair value of stock options and warrants issued by the Company and all pro-forma disclosures have been determined using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0% for 2008 and 2007; expected volatility range of 68% to 74% for 2008 and 2007; average risk-free interest rate range of 3.15% to 5.03% for 2008 and 2007; and expected option holding period of 10 years for 2008 and 2007.

Options granted to non employees are accounted for under the guidelines of EITF Issue No 96-18, Accounting for Equity Instruments that are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  The accounting for non-employee options are recorded at fair value under the Black-Scholes method with the same assumptions as described above.

Inventory

Inventory consists primarily of the EnerLume | EM product and is carried at the lower of cost or market on a first-in, first-out basis. Management writes down inventory for estimated obsolescence, slow moving or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Net Revenues

Our net revenues from continuing operations are primarily comprised of contract electrical installations on a percentage of completion basis and the installation of computerized products Net revenues from our energy services segment are recognized specifically when work is complete and with construction contracts on a percentage of completion basis that extend beyond the fiscal reporting periods.  These contracts are mainly for construction projects from the ‘ground up’.  As work in progress continues, the contracts specify for progress payments and the acceptance of the work from the buyer as delivered.  The measurement of performance during the recognition process is calculated by the contract value of the total work to date.  The contract billings require a set invoicing schedule either on a monthly and/or quarterly basis.  Revenue is recognized based on the performance rendered at the measurement date.  Service revenues are recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) we have performed a service in accordance with our contractual obligations; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured.

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

We warranty our products for up to one year from the date of shipment. A liability is recorded for estimated claims to be incurred under product warranties and is based primarily on historical experience. As of June 30, 2008 we had a warranty liability established in the amount of $50,000 which is included in accrued expenses on the consolidated balance sheet. We had no material warranty claims during the year ended June 30, 2008.  Should future warranty claims differ from our estimated current liability, there could be adjustments (either favorable or unfavorable) to our SG&A.

Our net revenues from discontinued operations were primarily comprised of cafeteria and catering services, fixed priced contracts with various governmental agencies. Net revenues from cafeteria and catering services were recognized at the time of point of sale when delivery is assured and food service is performed.  Net revenues from unitized meals were recognized when the meals are delivered daily to the various congregate feeding sites and schools.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are set forth immediately following Item 15 of this report.  Our index to the consolidated statements is set forth below.

Page
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets, June 30, 2008 and 2007	F-2

Consolidated Statements of Operations, Years ended June 30, 2008 and 2007	F-3

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency), Years ended June 30, 2008 and 2007	F-4

Consolidated Statements of Cash Flows, Years ended June 30, 2008 and 2007	F-5 – F-6

Notes to Consolidated Financial Statements	F-7 – F-44

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

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

In connection with the preparation of this annual report on Form 10-K for the year ended June 30, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.

To correct prior deficiencies, we have retained the services of a third party contractor to review our internal controls and recommend additional procedures.  Our service provider has prepared, and we have initiated, recommendations to further improve our controls and devise systems to facilitate the segregation of duties and procedures with our existing accounting staff levels.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, under the supervision of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.  Because of the inherent limitations of internal control over financial reporting, misstatements may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future period are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), referred to as the Internal Control- Integrated Framework.  Based on this assessment, management, with the participation of our principal executive officer and principal financial officer, has determined that we have maintained effective internal controls over financial reporting as of June 30, 2008.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in internal controls over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonable likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Not applicable.

PART III

The information required by Part III, Item 10 “Directors and Executive Officers and Corporate Governance,” Item 11 “Executive Compensation,” Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters,” Item 13 “Certain Relationships and Related Transactions, and Director Independence,” and Item 14 “Principal Accountant Fees and Services” is incorporated by reference to the Company’s definitive Proxy Statement which will be filed with the Securities Exchange Commission in connection with the 2008 Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1) The following documents are filed as part of this Annual Report on Form 10-K:

The following consolidated financial statements of EnerLume Energy Management Corp. are filed as part of this report:

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Changes in Stockholders’ Equity	F-4
Consolidated Statements of Cash Flows	F-5 – F-6
Notes to Consolidated Financial Statements	F-7 – F-44

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

HOST AMERICA CORPORATION

September 29, 2008	By: /s/ DAVID J. MURPHY
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DAVID J. MURPHY	President, Chief Executive Officer	September 29, 2008
David J. Murphy	and Director (Principal Executive Officer)

/s/ MICHAEL C. MALOTA	Chief Financial Officer	September 29, 2008
Michael C. Malota	(Principal Financial and Accounting Officer)

/s/ PATRICK J. HEALY	Director	September 29, 2008
Patrick J. Healy

/s/ JOHN D’ANTONA	Director	September 29, 2008
John D’Antona

/s/ NICHOLAS M. TROIANO	Director	September 29, 2008
Nicholas M. Troiano

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Enerlume Energy Management Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Enerlume Energy Management Corp. and Subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Enerlume Energy Management Corp. and Subsidiaries as of June 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from continuing operations, has negative cash flows from operations, has a working capital and a stockholders’ deficiency at June 30, 2008 and is currently involved in significant litigations that can have an adverse effect on the Company’s operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/ Mahoney Cohen & Company, CPA, P.C.

New York, New York
September 29, 2008

ENERLUME ENERGY MANAGEMENT CORP.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 AND 2007

ASSETS
	2008	2007
CURRENT ASSETS
Cash	$409,672	$458,705
Accounts receivable, net of allowance for doubtful accounts of $61,000 and $102,326 at June 30, 2008 and 2007, respectively	547,848	2,449,707
Inventories	259,145	426,878
Prepaid expenses and other current assets	357,622	87,580
Assets of discontinued operations held for disposition	-	4,689,813
Total current assets	1,574,287	8,112,683

EQUIPMENT AND IMPROVEMENTS, net	291,990	502,580

OTHER ASSETS
Other	19,360	-
Deferred financing costs, net	30,229	226,979
Intangible assets, net	97,500	157,500
	147,089	384,479
Total Assets	$2,013,366	$8,999,742

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Demand note payable	$293,223	$473,223
Current portion of long-term debt	172,264	1,267,382
Current portion of unsecured debt	536,038	1,231,600
Accounts payable	2,102,874	3,958,996
Accrued expenses	1,680,883	2,487,760
Debt advances	-	675,000
Liabilities of discontinued operation to be assumed	-	2,243,111
Total current liabilities	4,785,282	12,337,072

LONG-TERM LIABILITIES
Long-term debt, less current portion	799,209	276,171
Unsecured debt, less current portion	1,855,055	1,744,626
	2,654,264	2,020,797
Total liabilities	7,439,546	14,357,869

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.001 par value, 2,000,000 shares authorized	-	-
Preferred stock, Series B, $.001 par value, 266,667 shares issued and outstanding at June 30, 2007	-	267
Common stock, $.001 par value, 80,000,000 shares authorized; 13,492,138 and 10,878,514 issued and outstanding at June 30, 2008 and 2007, respectively	13,492	10,879
Additional paid-in capital	49,775,345	42,415,018
Accumulated deficit	(55,215,017)	(47,784,291)
Total stockholders' deficiency	(5,426,180)	(5,358,127)
Total Liabilities and Stockholders’ Equity (Deficiency)	$2,013,366	$8,999,742

See accompanying notes to the consolidated financial statements.

ENERLUME ENERGY MANAGEMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007
NET REVENUES	$6,198,175	$7,194,392

OPERATING COSTS AND EXPENSES
Cost of revenues	4,394,376	6,581,367
Selling, general and administrative expenses	7,514,804	6,171,517
Depreciation and amortization	190,272	202,615
Research and development costs	182,473	146,377
	12,281,925	13,101,876

Loss from operations	(6,083,750)	(5,907,484)

OTHER INCOME (EXPENSE)
Fair value loss on warrant	-	(74,405)
Other income	37,238	58,949
Amortization of deferred financing costs	(196,750)	(225,224)
Amortization of debt discount	(542,974)	(602,532)
Interest expense	(1,741,426)	(625,874)
	(2,443,912)	(1,469,086)

Loss from continuing operations	(8,527,662)	(7,376,570)

Income from operations classified as discontinued	329,013	1,303,654
Gain on sale of discontinued operations	778,590	-
Income from discontinued operations	1,107,603	1,303,654
Net loss	(7,420,059)	(6,072,916)

Preferred stock dividends	(10,667)	(32,000)

Net loss applicable to common stockholders	$(7,430,726)	$(6,104,916)

Earnings (loss) per share - basic and diluted:
Loss from continuing operations	$(0.69)	$(0.81)
Earnings from discontinued operations	0.09	0.14
Net loss per share	$(0.60)	$(0.67)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	12,333,694	9,149,417

See accompanying notes to the consolidated financial statements.

ENERLUME ENERGY MANAGEMENT CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficiency)

Balance, June 30, 2006	266,667	$267	7,626,514	$7,627	$38,407,699	$(41,679,375)	$(3,263,782)
Issuance of common stock:
In connection with private placement offerings, net of issuance costs			2,742,000	2,742	2,694,406		2,697,148
To investment company			63,000	63	38,937		39,000
In connection with employee compensation			75,000	75	141,675		141,750
Upon exercise of warrants			372,000	372	-		372
Reclassification of warrant liability					743,709		743,709
Warrants issued for deferred financing costs					114,886		114,886
Expense of stock options as compensation					72,742		72,742
Options issued for services rendered and payment of accrued expenses					200,964		200,964
Convertible preferred stock series “B” dividend declared						(32,000)	(32,000)
Net loss						(6,072,916)	(6,072,916)
Balance, June 30, 2007	266,667	$267	10,878,514	$10,879	$42,415,018	$(47,784,291)	$(5,358,127)

Issuance of common stock:
In connection with private placement offerings, net of issuance costs			635,180	635	1,155,225	-	1,155,860
In connection with debt conversions			855,809	856	2,523,420	-	2,524,276
To investment company			118,000	118	199,782	-	199,900
In connection with the exercise of issued stock options			5,500	5	10,995	-	11,000
In connection with exercise of preferred shares	(266,667)	(267)	400,000	400	(133)	-	-
In connection with the settlement of outstanding payables	-	-	91,524	92	117,058	-	117,150
In connection with employee compensation	-	-	150,000	150	334,350	-	334,500
In connection with Directors compensation	-	-	357,611	357	739,642	-	739,999
Expense of stock options as compensation	-	-	-	-	792,237	-	792,237
Beneficial conversion in connection with private placement offering	-	-	-	-	299,610	-	299,610
Value assigned to warrants in connection with financing	-	-	-	-	618,780	-	618,780
Warrants issued for services rendered	-	-	-	-	569,361	-	569,361
Convertible preferred stock series “B” dividend declared	-	-	-	-	-	(10,667)	(10,667)
Net Loss	-	-	-	-	-	(7,420,059)	(7,420,059)

Balance, June 30, 2008	-	-	13,492,138	$13,492	$49,775,345	$(55,215,017)	(5,426,180)

See accompanying notes to the consolidated financial statements.

ENERLUME ENERGY MANAGEMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,420,059)	$(6,072,916)
Income from discontinued operations	329,013	1,303,654
Gain on sale of discontinued operations	778,590	-
Loss from continuing operations	(8,527,662)	(7,376,570)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	375,270	398,607
Bad debt expense	(41,431)	76,760
Revaluation of warrant liability	-	74,405
Amortization of debt discount	542,974	602,532
Non-cash compensation	2,753,148	280,150
Amortization of deferred financing costs	196,750	225,224
Non-cash interest and fee expense	1,305,717	127,097
Gain on disposal of property and equipment	(5,803)	-
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	1,943,290	102,264
(Increase) decrease in inventories	167,733	(64,535)
(Increase) decrease in prepaid expenses and other current assets	(270,042)	437,245
(Increase) decrease in other assets	(19,360)	9,336
Increase (decrease) in accounts payable	(1,856,122)	387,088
Decrease in accrued expenses	(664,960)	(358,372)
Net cash used in operating activities of continuing operations	(4,100,498)	(5,078,769)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment, net	6,700	-
Cash received from sale of food service business	3,012,747	-
Purchases of equipment and improvements	(104,773)	(68,174)
Net cash provided by (used in) investing activities of continuing operations	2,914,674	(68,174)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) demand note	(180,000)	94,577
Proceeds from issuance of common stock, net	1,166,860	2,697,520
Proceeds from secured debt	1,175,000	1,350,000
Repayment of unsecured debt	(162,500)	(250,000)
Advances on debt	-	675,000
Payments for deferred financing costs	-	(133,830)
Principal payments on long-term debt	(1,404,127)	(478,124)
Net cash provided by financing activities of continuing operations	595,233	3,955,143

ENERLUME ENERGY MANAGEMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007
Net cash used in continuing operations	$(590,591)	$(1,191,800)
Net cash provided by discontinued operations:
Net cash provided by operating activities	740,072	1,529,120
Net cash used in investing activities	(32,153)	(60,015)
Net cash used in financing activities	(166,361)	(98,867)
Total net cash provided by discontinued operations	541,558	1,370,238

NET INCREASE (DECREASE) IN CASH	(49,033)	178,438

Cash, beginning of year	458,705	280,267
Cash, end of year	$409,672	$458,705

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2008	2007
Cash paid during the year for:
Interest – continuing operations	$269,450	$486,941
Interest – discontinued operations	13,083	41,755
Income taxes – continuing operations	-	250
Income taxes– discontinued operations	11,400	93,927

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES AND OTHER INFORMATION:

	2008	2007

Equipment acquired through assumption of notes payable and capital leases	$-	$6,902
Dividends on preferred stock	10,667	32,000
Reclassification of warrant liability to additional paid in capital	-	743,709
Debt settlement on disposal of property and equipment	-	13,034
Repayment of accrued expense through issuance of stock options	-	174,306
Warrants issued for deferred financing costs	-	114,886
Beneficial conversion charge on convertible debt	299,610	-
Accrued dividend converted into a note payable and then into common stock and warrants	135,471	-
Interest converted to equity	38,144	-
Unsecured debt converted into common stock and warrants	1,133,500	-
Secured debt converted into common stock and warrants	300,000	-
Stock and warrants issued for cost of issuance of stock	25,360	-
Accrued litigation cost into a note payable	550,000	-
Warrants issued to extend term of unsecured debt	618,780	-
Warrants issued for services rendered	569,361	-

See accompanying notes to the consolidated financial statements

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

EnerLume Energy Management Corp., formerly Host America Corporation, (“EnerLume”, “Host”, or the “Company”) was incorporated in Delaware on February 6, 1986 under the name University Dining Services, Inc.  On March 9, 1998, the Company filed a certificate of amendment changing its name to Host America Corporation, and during fiscal 1999 changed its state of incorporation from Delaware to Colorado.  On October 24, 2007, Host America Corporation filed a certificate of amendment changing its name from Host America Corporation to EnerLume Energy Management Corp.  Currently, EnerLume is an energy management organization, which specializes in providing electrical energy conservation products and services.  In July 2000, the Company purchased all of the issued and outstanding shares of Lindley Food Service Corporation (“Lindley”).  Lindley provided unitized meals primarily under fixed-price contracts for governmental programs.  On December 23, 2003, the Company purchased all of the issued and outstanding shares of GlobalNet Energy Investors, Inc. (“GlobalNet”).  GlobalNet, located in Carrollton, Texas, promoted energy saving products and related technology. On February 16, 2005, GlobalNet Acquisition Corp. (“Global”), a newly-formed, wholly-owned subsidiary, acquired and merged with RS Services, an Oklahoma corporation and changed its name to RS Services, Inc. (“RS Services”), a Connecticut corporation, which conducts the electrical services business.  On April 7, 2005, GlobalNet was merged into RS Services.  As used herein, “RS Services” or “RS” refers to RS Services, Inc. before the Merger and RS Services, Inc. together with Global after the Merger.  On October 26 and October 31, 2007, the Company sold substantially all the assets of its Corporate Dining and Lindley unitized meals food service division, respectively. (See Note 3).

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of EnerLume and its wholly-owned subsidiaries since the date of acquisition.  The consolidated financial statements reflect the accounts and results of corporate dining and unitized meals as discontinued operations for the years ended June 30, 2008 and 2007 within the accompanying financial statements, as those assets have been sold on October 26 and October 31, 2007, respectively.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of asset and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Inventories from continuing operations consist of the following at June 30:

	2008	2007
Raw materials	$-	$87,908
Finished goods	259,145	338,970
Totals	$259,145	$426,878

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

DEFERRED FINANCING COSTS

Costs incurred in connection with obtaining the debt described in Notes 9 and 10, have been deferred and are being amortized over the term of the related borrowings, using the straight-line method.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INTANGIBLE ASSETS

Intangible assets consist of a Covenant Not to Compete

The carrying value of the covenant not to compete, acquired pursuant to the RS Services acquisition on February 16, 2005, expires on February 16, 2010, and is amortized on the straight line method over 5 years.

IMPAIRMENT OF LONG-LIVED ASSETS

Impairment losses on long-lived tangible and intangible assets that do not have indefinite lives, are generally recognized when events or changes in circumstances such as the occurrence of significant adverse changes in the environment in which the Company’s business operates, indicate that the sum of the undiscounted cash flows estimated to be generated by such assets are less than their carrying amount.  Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

WARRANT LIABILITY

Warrants issued that are recorded as a liability are valued under the Black Scholes method.  As the valuation of the warrant liability produces adjustments to the fair value of the warrant, EnerLume records the respective fair value adjustments as a component of the Statement of Operations.  Under the Black Scholes method, the mark-to-market approach was utilized to record the fair value gain or loss by including the term of the warrant, the market value of the ENLU stock, aggregate volatility rate and the average risk free interest rate for each measurement period.  During the measurement period up until the conversion of the warrant into the Company’s common stock in fiscal 2007, the warrant had been recorded as a liability.  As EnerLume experienced an increase in its stock price, this created a fair value loss during the year ended fiscal 2007.  As of June 30, 2008 and 2007, the Company did not have a warrant liability recorded.

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

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

BENEFICIAL CONVERSION RIGHTS (Continued)

The beneficial conversion calculation was determined by identifying the fair value of the respective warrants associated with the debt placements and adding that value to the fair value of the debt to determine a total fair value. The Company then subtracted the warrant value and recorded the value as a warrant liability.  The Company subtracted the warrant fair value from the total value to determine the relative fair value of the debt portion that will be beneficially converted.  The shares entitled to receive are calculated based on the fair value of the debt divided by the fixed conversion price as per the debt placement contracts.  The price per share value the holder is entitled to receive is the relative fair value divided by shares the holder is entitled to receive.  This price per share value is compared against the closing price of EnerLume’s stock on the measurement date (contract date).  The difference is the value of the shares to be beneficially converted, based on the market price per share on the contract date subtracted by the allocated price per share on conversion.

The market price of EnerLume’s shares when EnerLume committed to the July 23, 2007 convertible note was $2.70 per share and the market price of EnerLume’s shares when EnerLume committed to the April 18, 2008 convertible note was $1.25 per share.  EnerLume recorded a beneficial conversion charge from the convertible notes to interest expense of $299,610 in fiscal 2008.  There was no beneficial conversion charge recorded to interest expense in fiscal 2007.  This allocation to debt discount was amortized from the date of issuance to the date at conversion.

REVENUE RECOGNITION

The Company derives its revenues from continuing operations from electrical customer contracts for service work performed and from the delivery to the distributor of energy efficiency products.  The Company recognizes revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectibility is reasonably assured.

Energy Services.  Our energy services segment recognizes revenues from contract installations on a percentage of completion basis and the installation of computerized products when the products are delivered and the installation is complete. Contract installations with the RS Services, Inc. subsidiary also can include construction contracts that extended beyond the fiscal reporting periods.  EnerLume accounted for these projects on a percentage of completion basis, which is governed by SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts.  As work in progress continues, the contracts specify for progress payments and the acceptance of the work from the buyer as delivered.  The measurement of performance during the recognition process is calculated by the contract value of the total work to date.  The contract billings require a set invoicing schedule either on a monthly and/or quarterly basis.  Revenue is recognized based on the performance rendered at the measurement date.  At the June 30, 2008 and 2007, and in accordance with SOP 81-1, EnerLume has incurred costs and estimated earnings in excess of billings of $45,161 and $54,408, respectively, which is included in accounts receivable.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

REVENUE RECOGNITION (Continued)

Energy Efficiency Products. EnerLume recognizes product revenue at the time of delivery to the channel partner to which EnerLume has a direct contractual agreement with.  Title to the products delivered are transferred with a fixed fee upon fully accomplishing the terms of the agreement, and collectability is reasonably assured, as governed by SEC Staff Accounting Bulletin #104 (SAB 104).  Under SAB 104, revenue is realized and earned when all of the following are met:  i) persuasive evidence of an arraignment is met, ii) delivery has occurred or services rendered, iii) sellers price to buyer is fixed or determinable, and iv) collectability is reasonably assured.

RESEARCH AND DEVELOPMENT

Research and development costs related to our energy products and services are expensed when incurred.  The amount charged to expense for the years ended June 30, 2008 and 2007 was $182,473 and $146,377 respectively.

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

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The 2008 preferred stock dividend declared of $10,667 has been added to the net loss of $7,420,059 for the year ended June 30, 2008 to calculate the net loss applicable to common stockholders of $7,430,726 and the corresponding net loss per common share of $0.60.  Preferred dividends payable were settled by a note payable in November 2007 and the note was subsequently converted into common shares of the Company.  The 2007 preferred stock dividend declared of $32,000 has been added to the net loss of $6,072,916 for the year ended June 30, 2007 to calculate the net loss applicable to common stockholders of $6,104,916 and the corresponding net loss per common share of $0.67.

Convertible preferred shares subject to potential dilution totaled 266,667 for 2007.  Shares under stock purchase options totaled 1,482,000 and 1,219,778 for 2008 and 2007 respectively.  Shares under warrants totaled 5,346,657 and 3,494,929 for 2008 and 2007 respectively.

SEGMENT INFORMATION

The Company’s primary operating segments are the energy services segment of RS Services and energy efficiency products segment consisting of EnerLume Corp.

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

STOCK COMPENSATION PLANS

The company accounts for employee stock options and other share-based payments under SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”) which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The fair value of any options, warrants or similar equity instruments issued is estimated based on the Black-Sholes option-pricing model.  The Company recorded the cost of stock options in the June 30, 2008 fiscal year of $792,237 and $72,742 in fiscal 2007.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK COMPENSATION PLANS (Continued)

The fair value of stock options issued by the Company and all pro-forma disclosures have been determined using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0% for 2008 and 2007; expected volatility range of 68% to 74% for 2008 and 2007; average risk-free interest rate of 4.0% for 2008 and 3.83% to 5.03% for 2007; and expected option holding period of 10 years for 2008 and 2007.

ADVERTISING

The Company expenses advertising costs when incurred. Advertising costs incurred for continuing operations for the years ending June 30, 2008 and 2007 were $5,221 and $8,463 respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

In December 2007, the FASB issued SFAS 160 “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (SFAS 160”).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The Company does not have any noncontrolling interests in subsidiaries and believes that SFAS 160 will not have a material impact on its financial statements.

NERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENTLY ISSUED ACCOUNTING STANDARDS (Continued

In December 2007, the FASB issued SFAS 141 (Revised 2007) “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R  applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company has not yet determined the impact, if any, that the implementation of SFAS No. 141R will have on the results of operations of financial condition as a result of any acquisitions the Company may consummate.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the effect, if any, of SFAS 161 on its financial statements.

In May 2008, the FASB issued SFAS 162, “the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of the financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The Company’s adoption of SFAS 162 will not have a material impact on its financial Statements.

In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60 (“SFAS 163”).  SFAS 163 requires recognition of an insurance claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  Early application is not permitted.  The Company’s adoption of SFAS 163 will not have a material impact on its financial Statements.

No other new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the consolidated financial statements.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 -	GOING CONCERN

The Company incurred net losses of $7,420,059 and $6,072,916, for the years ended June 30, 2008 and 2007 respectively, and had a working capital deficiency and accumulated deficit of $3,210,995 $5,426,180 respectively as of June 30, 2008.  The Company had $4,100,498 and $5,078,769 of cash that was used in operating activities of continuing operations during 2008 and 2007, respectively.

In addition, as described in Note 14, the Company is currently involved in litigation that can have an adverse effect on the Company’s operations.  If an adverse ruling with any or all of these legal matters occurs, the Company may be forced to make material payments, restructure operations, sell off a significant portion of its assets or take other necessary and appropriate matters to ensure its ability to continue operations.

As discussed above, the Company has suffered recurring losses from continuing operations, has negative cash flows from operations, has a stockholders’ deficiency at June 30, 2008 and is currently involved in litigation that can have an adverse effect on the Company’s operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company plans to improve cash flow through continued focus, deployment and promotion of its energy efficiency segment and the underlying technology associated with our newly designed light controller.  The Company also plans to continue its efforts to identify ways of reducing operating costs and to increase liquidity through additional equity and debt financings and has entered into agreements with institutional investment firms that could provide additional equity and debt financings.  The completion of these financings and the operational initiatives are expected to improve the Company’s cash flow and to help foster the implementation of the Company’s current initiatives and business plan.

NOTE 3 -	DISCONTINUED OPERATIONS OF FOOD SERVICE DIVISION

The fiscal 2007 period reflects the food service division classified as assets held for sale and reported as discontinued operations.  The sale of the food service division occurred during the year ended June 30, 2008 on October 2007.  The Company has sold substantially all the assets of the food service division and recorded a gain on the sale in the aggregate of $778,590.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 -	DISCONTINUED OPERATIONS OF FOOD SERVICE DIVISION (Continued)

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

The Asset Purchase Agreement provided for a cash purchase price of $1.2 million dollars subject to certain adjustments prior to closing.  Based upon the adjustments made at closing, the final cash purchase price paid to the Company was $1,137,077.

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

The Corporate Dining accounts are classified as discontinued operations in the consolidated financial statements as of June 30, 2008 and 2007.

Summarized operating data for the discontinued operations of Corporate Dining are as follows:

	Fiscal Year 2008	Fiscal Year 2007
Net revenue	$3,810,662	$12,896,238
Income before taxes	168,300	744,623
Income taxes	4,000	15,000
Income from discontinued operations	$164,300	$729,623

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 -	DISCONTINUED OPERATIONS OF FOOD SERVICE DIVISION (Continued)

SALE OF CORPORATE DINING (Continued)

Summarized balance sheet data of Corporate Dining as of June 30, 2007 is as follows:

June 30, 2007

Inventory	$198,897
Other assets	75,173
Equipment	23,369

Assets of discontinued operations held for disposition	$297,439

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

Prior to the transaction, Gilbert Rossomando was the president of this division and Mark Cerreta was the executive vice president of this division. Messrs. Rossomando and Cerreta are the sole shareholders of Lindley Acquisition Corporation. Mr. Rossomando will remain a director of the Company, however, Messrs. Rossomando and Cerreta resigned as officers of the Company effective at the closing date. The Company believes the sale was fair to the Company and its shareholders based upon a fairness opinion provided by an independent valuation firm. In addition, the Company’s audit committee reviewed the transaction and the Company’s board of directors approved the transaction based upon the conclusion the terms were no less favorable than generally available to an independent third party

The unitized meals accounts are classified as discontinued operations in the consolidated financial statements as of June 30, 2008 and 2007.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 -	DISCONTINUED OPERATIONS OF FOOD SERVICE DIVISION (Continued)

SALE OF UNITIZED MEALS (Continued)
Summarized operating data for the discontinued operations of unitized meals are as follows:

	Fiscal Year 2008	Fiscal Year 2007
Net revenue	$5,353,684	$15,546,377
Income before taxes	180,713	619,031
Income taxes	16,000	45,000
Income from discontinued operations	$164,713	$574,031

Summarized balance sheet data of Unitized Meals as of June 30, 2007 is as follows:

June 30, 2007
Cash	$345,606
Accounts receivable	2,734,653
Inventory	441,501
Other assets	463,902
Equipment	406,711
Assets held for disposition	4,392,374

Accounts payable	1,481,293
Accrued expenses	135,474
Long-term debt	626,344
Liabilities to be assumed	2,243,111
Net assets of discontinued operations	$2,149,263

NOTE 4 -	INTANGIBLE ASSETS

Future amortization expense for each of the fiscal years succeeding June 30, 2008 is as follows:

Year ending June 30,
2009	60,000
2010	37,500
$97,500

Aggregate amortization of intangible assets for each of the years ended June 30, 2008 and 2007 totaled $60,000.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 -	FINANCIAL INSTRUMENTS

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable.

•
Cash – The Company places its cash and temporary cash investments with high credit quality institutions.  At times, balances may be in excess of the federal depository insurance limit.  The Company has cash balances on deposit with banks at June 30, 2008 that exceed federal depository insurance limits by approximately $139,000.

•
Accounts receivable – Three major customers comprise approximately 63.8% of accounts receivable as of June 30, 2008, and two major customers comprise approximately 39.5% of accounts receivable as of June 30, 2007.  Net revenues from individual customers which exceeded ten percent of total net revenues were 39.3%, 17.3% and 14.7% in fiscal 2008 and 30.2%, 22.2% and 18.0% in fiscal 2007. The Company reviews a customer’s credit history before extending credit and typically does not require collateral.  The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Such losses have been within management’s expectations.

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

• Demand note – The carrying amount approximates the fair value as the interest rates on the debt is equal to the prime rate plus 1%.

The Company’s financial instruments are held for other than trading purposes.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 -	EQUIPMENT AND IMPROVEMENTS

A summary of equipment and improvements from continuing operations as of June 30, 2008 and 2007 is as follows:

	2008	2007
Equipment and fixtures	$642,878	$692,320
Vehicles	729,576	793,484
Leasehold improvements	62,715	50,966
	1,435,169	1,536,770
Less: accumulated depreciation and amortization	1,143,179	1,034,190
	$291,990	$502,580

Equipment and improvements for continuing operations include amounts acquired under capital leases of $68,992 with related accumulated depreciation of $55,612 as of June 30, 2007.  There was no equipment and improvements under capital leases as of June 30, 2008.

Depreciation and amortization expense for equipment and improvements included in continuing operations for the years ended June 30, 2008 and 2007 totaled $315,270 and $338,607 respectively.

NOTE 7 -	ACCRUED EXPENSES

Accrued expenses consist of the following as of June 30, 2008 and 2007:

	2008	2007
Payroll and related costs	$241,712	$281,783
Legal settlements and legal fees	1,050,000	1,800,000
Accrued Interest	191,163	14,904
Other	198,008	391,073
Total Accrued Expenses	$1,680,883	$2,487,760

NOTE 8 -	DEMAND NOTE PAYABLE

RS Services has a revolving line of credit with a bank which provides for borrowings up to a maximum on $500,000 and matures on November 5, 2008.  Interest is calculated based on a variable rate index equal to the Wall Street Journal prime rate daily plus 1% per annum (6.00% at June 30, 2008).  The note is collateralized by certain assets of RS and has an outstanding balance of $293,223 and $473,223 at June 30, 2008 and 2007, respectively.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 -	SECURED DEBT

Secured debt from continuing operations consists of the following as of June 30, 2008 and 2007:

	2008	2007

Secured subordinated convertible Promissory Note due June 30, 2010 with accredited individuals net of unamortized discount of $124,716 at June 30, 2008 (a)	$725,284	$-

Secured Term Promissory Note with Shelter Island Opportunity Fund, LLC net of unamortized discount of $427,764 at June 30, 2007 (b)	$-	$812,236

Various vehicle notes payable at stated interest rates ranging from 6.5% to 13%, maturing through fiscal 2011. The notes are collateralized by the related vehicles, with a carrying value of $107,114 at June 30, 2008.	246,189	404,769

Secured Promissory Notes; converted into common stock in fiscal 2008. (c)	-	300,000

Notes payable shareholder, which bear interest at 15%, which were converted into common stock in fiscal 2008 (Note 12).	-	21,001

Various capital leases payable at stated interest rates ranging from 8.0% to 18.0%, maturing through fiscal 2008. The capital leases were collateralized by the related equipment with a carrying value of $13,380 at June 30, 2007.	-	5,547
Total	971,473	1,543,553
Less: current portion	172,264	1,267,382
	$799,209	$276,171

Aggregate amount of maturities of secured debt excluding unamortized debt discount at June 30, 2008 are as follows:

Year ending June 30,
2009	172,264
2010	906,713
2011	17,212
$1,096,189

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 -	SECURED DEBT (Continued)

Interest expense associated with secured debt was $689,838 and $304,648 for the fiscal years ended 2008 and 2007 respectively.

(a)
On July 23, 2007, the Company closed the sale of $850,000 of subordinated secured convertible promissory notes (“Notes”) in a private placement to a limited number of accredited investors. The Notes bear interest at the rate of 12.00% per annum, payable semi-annually on December 31 and June 30. The Notes will mature on June 30, 2008, and the unpaid principal balance due and interest accruing on the Notes is convertible at the option of the holder into the Company’s common stock at $2.12 per share. The offer and sale of the Notes was conducted by the officers and directors of the Company who did not receive a commission or other remuneration. As security for the payment of the Notes and the performance by the Company of its obligations, the Company assigned to the Noteholders a security interest in all of its right, title and interest in the patent pending and brand name rights relating to the Company’s EnerLume | EM® energy saving-device. On June 30, 2007, $675,000 was received and classified as debt advances (see Note 11).

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

Between June  2008 and September 2008 the Company entered into a promissory note extension agreement with the  holders of the Notes to amend the maturity date of the Notes pursuant to a promissory note extension agreement, in which the maturity date for the Note was extended to June 30, 2010.  In July 2008 the Company paid $50,000 as principal to one investor and extended the maturity of the balance of the Notes. The notes shall continue to accrue interest at the rate of 12% per annum in accordance with the original terms of the Note.  As an inducement to extend maturity holders will receive warrants to purchase an aggregate 447,100 shares of the Company’s common stock exercisable until June 30, 2013 at $0.75 per share.  The company recorded an unamortized debt discount associated with the fair value of warrants issued of $124,716.

(b)
On December 19, 2006, the Company entered into a Securities Purchase Agreement with Shelter Island Opportunity Fund, LLC (the “Investor”), an accredited investor, for the issuance of a Secured Term Promissory Note for $1,240,000, at an original issue discount of $1,000,000. The note may be prepaid in whole or in part at any time without penalty, but in no event later than 365 days from the date of issuance. The final maturity date of the note shall be 365 days from December 19, 2006 on which date the entire indebtedness evidenced by the note, including, without limitation, the unpaid principal balance and unpaid interest accrued thereon, shall be due and payable.  The note was paid with the proceeds from the sale of the food service operations that have been classified as discontinued operations (See Note 3)

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 -	SECURED DEBT (Continued)

(c)
On July 5, 2006, the Company completed the private placement of $350,000 aggregate principal amount of Secured Promissory Notes with five individuals within the Company, including certain officers and directors of the Company, and entered into a Security Agreement with respect to the notes.  These notes were secured by a first lien on food service corporate dining receivables classified as discontinued operations.   The notes bear interest at the rate of ten percent (10%) per annum and may be prepaid in whole or in part at any time without penalty, but in no event later than 180 days from the date of issuance. On January 11, 2007, EnerLume entered into a Modification Agreement with four of the five individuals within the Company, including certain officers and directors of the Company, holding outstanding Secured Promissory Notes, which were to be due in full within 180 days of the signing of the notes on July 5, 2006. On January 11, 2007, the balance of the notes was $300,000.  The Modification Agreement extends the final maturity date of the outstanding notes to January 5, 2008, and provided that all indebtedness owing by the Company to Shelter Island Opportunity Fund, LLC must be paid in full before any principal payments may be made under the notes.  The Company has settled with the principles of the notes with common stock of EnerLume. (see Note 12)

NOTE 10 -	UNSECURED DEBT

Unsecured debt consists of the following as of June 30, 2008 and 2007:

	2008	2007

Unsecured debt due April 18, 2010, net of unamortized debt discount of $254,998 at June 30, 2008 (a)	$745,002	$-

Unsecured debt due January 31, 2008, net of unamortized debt discount of $43,400 at June 30, 2007 (b)	-	1,231,600

Unsecured debt due January 31, 2010 net of unamortized debt discount of $327,447 at June 30, 2008 (c)	1,110,053	-

Unsecured debt due January 31, 2009 net of unamortized debt discount of $26,462 at June 30 2008 and $255,374, at June 30 2007 (c)	536,038	1,744,626

Total, net of unamortized debt discount of $608,907 and $298,774 respectively	2,391,093	2,976,226

Less: Current Portion	536,038	1,231,600
	$1,855,055	$1,744,626

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 -	UNSECURED DEBT (Continued)

Interest expense associated with the unsecured debt was $1,051,588 and $569,314, for the fiscal years ended 2008 and 2007 respectively.

(a)
On April 18, 2008 the Company completed the sale of 20 units consisting of 9% convertible unsecured promissory notes and common stock purchase warrants to 5 investors that met the definition of an “accredited investor” pursuant to Regulation D of the Securities Act of 1933.  The total proceeds to the Company were $1,000,000.  Each unit was sold for $50,000 per unit and also entitled the unit holder to 15,000 common stock purchase warrants which are exercisable for five years at $1.80 per warrant.  The notes will bear interest at a rate of 9% per year, payable semiannually in arrears in cash.  The notes will mature on April 18, 2010.  Holders may convert their notes and any accrued interest 6 months after the date of purchase into shares of common stock at a conversion rate of $1.50 per share.  One investor has requested his conversion right not to be effective until 12 months from the date of purchase to facilitate his investment objectives.  The Company did not pay a sales commission or other remuneration in connection with the sale of the notes. The fair value of the warrants of $234,240 has been recorded as debt discount, resulting in a reduction in the carrying value of the related debt.  The debt discount was being amortized on a straight-line basis over the period of the related debt at an annual amount of $117,120.

(b)
On November 1, 2002, the Company commenced a private placement offering of $1,500,000 or sixty units at $25,000 per unit.  Each unit consisted of one 12% unsecured promissory note in the amount of $25,000 due January 31, 2008 and a warrant to purchase 7,080 shares of common stock at an exercise price of $2.00 per share, exercisable from December 31, 2003 until January 31, 2008. Interest began to accrue on January 1, 2003 and is payable semi-annually on June 30 and December 31.  The Company sold a total of 59 units and received gross proceeds of $1,475,000 from the offering and it issued warrants to purchase 417,720 shares.  The Company paid $122,500 to the Selling Agent for commissions in connection with the 49 units that were sold by the Selling Agent.  The fair value of the warrants of $434,000 has been recorded as debt discount, resulting in a reduction in the carrying value of the related debt.  The debt discount was being amortized on a straight-line basis over the period of the related debt at an annual amount of $86,800.

On December 31, 2007, the Company entered into a repayment option agreement for the repayment or conversion for the remaining obligation of $1,275,000 of its 12% Unsecured Promissory Notes.  Each of the individual noteholders were offered the opportunity to receive their principal in cash plus accrued interest as scheduled on January 31, 2008 or convert their respective notes to shares of the Company’s common stock and warrants to purchase shares of common stock.  A total of 22 out of the 29 noteholders accepted the Company’s offer of conversion and received an aggregate of 601,337 shares of common stock and 180,403 warrants.  The Company converted $1,112,500 of its outstanding obligation and recorded a $699,631 charge as interest expense for the aggregate conversion of the note into equity.  The Company repaid the remaining outstanding obligation under these Notes of $162,500 on January 31, 2008. (see Note 12)

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 -	UNSECURED DEBT (Continued)

(c)
On January 8, 2004, the Company commenced a private placement offering of $2,000,000 or eighty units at $25,000 per unit.  Each unit consisted of one 7.5% unsecured promissory note in the amount of $25,000 due January 31, 2009 and warrants to purchase 7,500 shares of common stock at an exercise price of $10.00 per share, exercisable from December 31, 2004 until January 31, 2009.  Interest began to accrue from the date of issuance, payable semi-annually on June 30 and December 31.  Unsecured notes payable to directors and other affiliated persons totaled $150,000 each at June 30, 2008 and 2007.  The Company sold a total of 80 units and received gross proceeds of $2,000,000 from the offering and issued warrants to purchase 600,000 shares.  The fair value of the warrants of $803,467 has been recorded as debt discount, resulting in a reduction in the carrying value of the related debt.  The debt discount is being amortized on a straight-line basis over the period of the related debt at an annual amount of $161,289.

Between June 2008 and September 2008 the Company entered into a promissory note extension agreement with the holders of the notes with a face value of $1,437,500 to amend the terms of the 7.5% unsecured promissory note.  Pursuant to the promissory note extension agreement, the maturity date for the Unsecured Note were extended to January 31, 2010, interest shall continue to accrue on the Unsecured Note and the Company shall continue to pay interest payments under the terms of the Unsecured Note until the amended maturity date.  As an inducement to the note holders to extend the maturity date, the Company issued aggregate warrants to purchase 718,750 shares of the Company’s common stock exercisable until June 30, 2014 at $0.75 per share.  Such warrants were valued at $426,854 under the Black Sholes method.  This debt discount will be amortized over the remaining term of the Notes.

Aggregate amount of maturities of the unsecured debt excluding unamortized debt discount at June 30, 2008 are as follows:

Year ending June 30,
2009	$562,500
2010	2,437,500
$3,000,000

NOTE 11 -	DEBT ADVANCES

On June 29 2007, EnerLume recorded $675,000 of a total sale of $850,000 of subordinated secured convertible promissory notes in a private placement that closed on July 23, 2007 to a limited number of accredited investors (see Note 9).  As of June 30, 2007 this liability was unsecured.  On July 23, 2007 the security for the payment of the Notes and the performance by the Company of its obligations is a security interest in all of the Company’s right, title and interest and brand name rights relating to the Company’s EnerLume |  EM® energy saving-device.

NOTE 12 -	STOCKHOLDERS’ EQUITY

STOCK OPTIONS

The Company granted 447,000 stock options during fiscal 2008 with an exercise price of $2.54 per share.  All of the granted stock options were issued to employees with immediate vesting.  All stock options granted have a 10 year exercise period.  The Company recorded a charge to expense of $752,883 in 2008 in accordance with SFAS 123R based upon the fair value of these options.  Additionally, the Company recorded an aggregate options forfeiture of 177,278 from all stock option plans as actual terminations according to the plan policy.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 -	STOCKHOLDERS’ EQUITY (Continued)

STOCK OPTIONS (Continued)

The Company granted 100,000 stock options during fiscal 2007 with an exercise price ranging from $1.55 to $2.05 per share.  All of the granted stock options were issued to employees with immediate vesting or not exceeding 3 years.  All stock options granted have a 10 year exercise period.  The Company recorded a charge to expense of $72,742 in 2007 in accordance with SFAS 123R based upon the fair value of these options.  Additionally, the Company recorded an aggregate options forfeiture of 52,200 from all stock option plans as actual terminations according to the plan policy.

A summary of the status of the Company’s stock options and changes during each year is presented below.  In all instances, the exercise price of the options equals the market price of the stock on the grant date:

The following table summarizes information about the stock options outstanding and exercisable:

	June 30, 2008			June 30, 2007
	Outstanding	Price	Weighted	Outstanding	Price	Weighted
			Average			Average
			Exercise			Exercise
			Price			Price
Outstanding at beginning of year	1,219,778	$1.39-7.30	$3.26	1,171,978	$1.39-7.40	$3.47
Granted	447,000	$2.54	2.54	100,000	$1.55-2.05	1.68
Exercised	(5,500)	$2.00	2.00	-	$-	-
Forfeited	(177,278)	$2.00-7.30	3.81	(52.200)	2.87-7.40	5.08
Expired	(12,000)	5.00	5.00	-	-	-
Outstanding at end of year	1,472,000	$1.39-7.30	$2.96	1,219,778	$1.39-7.30	$3.26
Exercisable at end of year	1,388,500	$1.39-7.30	$3.05	1,124,215	$1.39-7.30	$3.38
Weighted average fair value of options issued during the year	$2.04			$1.36

		Outstanding:				Exercisable:
Range of	Number	Weighted Avg.	Weighted	Aggregate	Exercisable	Weighted Avg.	Weighted	Aggregate
Exercise	Outstanding	Remaining	Avg. Exercise	Intrinsic	at June 30,	Remaining	Avg. Exercise	Intrinsic
Prices	at 6/30/08	Contractual Life	Price	Value	2008	Contractual Life	Price	Value

$1.39 -1.55	250,000	7.43 years	$1.44	$0	175,000	6.99 years	$1.39	$0

$2.00 to $2.87	816,000	7.19 years	$2.50	$0	807,500	7.18 years	$2.51	$0

$3.04 to $3.92	225,000	6.74 years	$3.73	$0	225,000	6.74 years	$3.73	$0

$4.00 to $5.00	60,500	3.31 years	$4.01	$0	60,500	3.31 years	$4.01	$0

$7.05 to $7.30	120,500	5.74 years	$7.29	$0	120,500	5.74 years	$7.29	$0
	1,472,000				1,388,500

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 -	STOCKHOLDERS’ EQUITY (Continued)

STOCK OPTIONS (Continued)

The total intrinsic value of options exercised during the year ended June 30, 2008 was $2,090. There were no options exercised in fiscal 2007. The total fair value of shares vested and expensed during the years ended June 30, 2008 and 2007 were $792,237 and $72,742, respectively.

A summary of the status of the Company’s non-vested shares as of June 30, 2008 and changes during the year ended June 30, 2008 is presented below:

		Weighted
		Average Grant
Non Vested Shares:	Shares	Date Fair Value

Non vested at July 1, 2007	92,000	$1.34
Granted	447,500	2.04
Vested	(455,500)	2.04

Non Vested at June 30, 2008	83,500	$1.30

All stock options are granted at fair market value of the common stock at the grant date.  As of June 30 2008, there was $104,456 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plans.  The cost is expected to be recognized over a weighted average period of approximately 1.5 years.

PREFERRED STOCK

In fiscal 2004, the Board of Directors of EnerLume authorized and approved the designation, issuance and sale of 266,667 shares of series B convertible preferred stock (the “series B stock”).  EnerLume privately offered and sold 266,667 shares of the series B stock to an individual investor for a gross aggregate purchase price of $400,000, or $1.50 per share.

The series B stock has various preferences and conversion rights, including the right to receive a cumulative dividend at the rate of 8% per share per annum, payable semi-annually on or before the last day of EnerLume’s fiscal quarters ending December 31 and June 30.  Accordingly, in the fiscal year ended June 30, 2007 the Company recorded a $32,000 dividend liability in accrued expenses for an aggregate liability of $124,804.  Furthermore, the series B stock is convertible for a period of five years from the issue date into shares of EnerLume’s common stock according to the conversion ratio set forth in the Articles of Amendment to the Articles of Incorporation of Host, which were filed with the Colorado Secretary of State on August 11, 2003.  The conversion price will initially be equal to the purchase price as defined, subject to anti-dilution provisions.  Except as required by law, the series B stock will vote together with the common stock.  Each series B share shall have a right to that number of votes equal to the number of shares of common stock issuable, upon conversion of such stock.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 -	STOCKHOLDERS’ EQUITY (Continued)

PREFERRED STOCK (Continued)

On October 1, 2007, the Preferred shareholder converted all 266,667 Series B preferred shares into 400,000 shares of common stock.  The preferred shares were subject to the anti-dilution provisions set forth in the Company’s Articles of Incorporation.  The conversion price of the preferred shares and 133,333 shares associated with the anti-dilution provision were converted at $1.00 per share.  The accrued preferred dividend of $135,471 was converted into a note payable during the period which the note and accrued interest on the note, late fee and a note of $21,001 from RS services were subsequently converted into 95,513 shares of the Company’s common stock and 28,654 warrants on January 17, 2008.

COMMON STOCK AND WARRANTS

On July 31, 2006, the Company closed a private placement of 500,000 shares of common stock and 150,000 common stock purchase warrants to a limited number of accredited investors.  The warrants are exercisable for a period of the later of five years or two years after the shares underlying the warrants are listed and registered for resale pursuant to an effective registration at an exercise price of $1.75 per share.  The securities were sold at a price of $1.00 per share for aggregate proceeds of $500,000.  The offer and sale was made by our officers and directors and no commissions were paid in connection with the transaction.

On October 11, 2006, the Company completed a private placement of 627,000 shares of common stock and 188,100 common stock purchase warrants to a limited number of accredited investors.  The warrants are exercisable for a period of the later of five years or two years after the shares underlying the warrants are listed and registered for resale pursuant to an effective registration at an exercise price of $1.75 per share. The securities were sold at a price of $1.00 per share for aggregate proceeds of $627,000.  The offer and sale was conducted on behalf of the Company by a FINRA-licensed broker-dealer who received a sales commission of 33,000 shares of common stock and 9,900 common stock purchase warrants exercisable at $1.75 per share.

On October 12th through the 19th, 2006, the Company closed a private placement of an aggregate 60,000 shares of common stock and 18,000 common stock purchase warrants to a limited number of accredited investors. The securities were sold at a price of $1.00 per share for aggregate proceeds of $60,000.  The warrants are exercisable for a period of the later of five years or two years after the shares underlying the warrants are listed and registered for resale pursuant to an effective registration at an exercise price of $1.75 per share. The offer and sale was conducted on behalf of the Company by a FINRA licensed broker-dealer who received a sales commission of 5% of the gross proceeds of the offering and 9,000 common stock purchase warrants exercisable at $1.75 per share.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 -	STOCKHOLDERS’ EQUITY (Continued)

COMMON STOCK AND WARRANTS (Continued)

On December 22, 2006, the Company closed a private placement of 100,000 shares of common stock and 30,000 common stock purchase warrants to a limited number of accredited investors.  The securities were sold at a price of $1.00 per share for aggregate proceeds of $100,000.  The warrants are exercisable for a period of the later of five years or two years after the shares underlying the warrants are listed and registered for resale pursuant to an effective registration at an exercise price of $1.75 per share.  The offer and sale was conducted on behalf of the Company by a FINRA-licensed broker-dealer who received a sales commission of 7.75% of the gross proceeds of the offering and 7,750 common stock purchase warrants exercisable at $1.75 per share

On February 23, 2007, pursuant to an employment contract, the Company granted 100,000 shares of common stock to the Chief Financial Officer which vest 50,000 shares on February 23, 2007, 25,000 shares on August 23, 2007 and 25,000 shares on February 23, 2008, provided he is employed by the Company.  The Company also granted 25,000 shares of common stock to a newly hired sales executive in the Company’s energy services division.  For the years ended June 30, 2008 and 2007, the Company recognized expense of $94,500 and $141,750 respectively for shares vested.

On March 30, 2007, the Company closed a private placement of 700,000 shares of common stock and 210,000 common stock purchase warrants to a limited number of accredited investors. The securities were sold at a price of $1.00 per share for aggregate proceeds of $700,000.  The warrants are exercisable for a period of the later of five years or two years after the shares underlying the warrants are listed and registered for resale pursuant to an effective registration at an exercise price of $1.75 per share.  The offer and sale of the common stock and warrants was conducted by our officers and directors who did not receive any commissions or special remuneration and by a FINRA-licensed broker-dealer who received a sales commission of $15,112 and 15,112 warrants exercisable under the same terms as those warrants sold as part of the offering.

On April 19, 2007, the Company closed the sale of 755,000 shares of common stock and 226,500 common stock purchase warrants to a limited number of accredited investors. The securities were sold at a price of $1.00 per share for aggregate proceeds to us of $755,000. The warrants are exercisable for a period of the later of five years or two years after the shares underlying the warrants are listed and registered for resale pursuant to an effective registration at an exercise price of $1.75 per share. The offer and sale of the common stock and warrants was conducted by our officers and directors who did not receive any commissions or special remuneration and by a FINRA-licensed broker-dealer who received a sales commission of $18,988 and 18,988 warrants exercisable under the same terms as those warrants sold as part of the offering.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 -	STOCKHOLDERS’ EQUITY (Continued)

COMMON STOCK AND WARRANTS (Continued)

On June 5, 2007, pursuant to the Securities Purchase Agreement with Shelter Island Opportunity Fund, LLC, the Company issued to Shelter Island upon exercise of its warrant 372,000 shares of common stock at a conversion price of $372.  The Company recorded the fair value of the warrants of $669,304, at the date of issuance as long-term liability as it was assumed that the Company would be required to net-cash settle the underlying securities with a corresponding reduction in the note. The Company was required to carry these warrants on its balance sheet at fair value until conversion and recorded unrealized changes in the values of these warrants reflected in the consolidated statement of operations as “Fair value loss on warrant.”  This non-cash loss totaled $74,405 for the year ended June 30, 2007.

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

On September 12, 2007, the Company granted 100,000 shares of common stock vesting at various dates through June 1, 2008 as a retainer to an investor relations firm for engagement fees pursuant to a one year contract.  The securities issued on September 12, 2007 were recorded as expense at fair value of $179,500.

On November 21, 2007, the Company entered into a repayment option agreement and converted its $300,000 Secured Promissory Notes plus interest of $17,917 into shares of the Company’s common stock and warrants.  The Company issued an aggregate of 158,959 shares of common stock and 47,688 warrants.  The shares were converted at $2.00 per share and included warrants exercisable into one share of common stock at $2.25 per warrant.  The warrants were valued at $78,777 and were included in the total cost of conversion which was recorded as interest expense during the period for an aggregate expense of $164,615 (see Note 9).

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

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
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

On December 31, 2007, the Company entered into repayment option agreements to issue shares of its common stock and warrants to satisfy its obligations pursuant to the 12% Unsecured Promissory Notes dated January 31, 2003 and converted $1,112,500 (face value) of their respective notes to shares of the Company’s common stock and warrants to purchase shares of common stock.  The Company issued an aggregate 601,337 shares of common stock and 180,403 warrants.  The shares were converted at $1.85 per share and included warrants exercisable into one share of common stock at $2.25 per warrant.  Additionally, the existing warrants underlying the original notes were extended for an additional two years.  The 180,403 warrants granted were valued at $405,002 and were included in the total cost of conversion of $699,631 which was recorded as interest expense in December 2007.

On January 15, 2008, the Board of Directors of the Company adopted the following compensatory arrangement for all non-employee directors serving on the Board of Directors.  Retroactive to the quarter ended September 30, 2007, non-employee directors will receive quarterly fees of $3,000 in cash and a restricted share grant of the Company’s common stock valued at $7,500, based upon the closing price of the Company’s common stock on the first trading day of the subsequent fiscal quarter, which will also be the date of grant.  In addition, on an annual basis, each non-employee member of the Board who serves as a Committee Chairperson or as the Chairman of the Board will receive a restricted share grant of the Company’s common stock valued at $5,000, based upon the closing price of the Company’s common stock on the first trading day of the Company’s next fiscal year, which will also be the date of grant.  With respect to the stock grants for service as non-employee directors for the first two fiscal quarters of the Company’s current fiscal year, the Board valued the shares as of January 15, 2008, the date of grant.  The Company granted 22,727 shares valued and expensed at $49,998 to the members of the Board of Directors on January 15, 2008.

In addition, on January 15, 2008 the Board, under third party valuation, granted 100,000 shares of the Company’s restricted common stock, each, to directors Healy, Troiano and D’Antona for past services rendered to the Company as non-employee directors valued and expensed at $660,000.  The Company also issued 34,884 shares valued and expensed at $30,000 to the members of the Board pursuant to the scheduled quarterly compensation plan in the fourth quarter of fiscal 2008.

On January 17, 2008, the Company granted 18,000 shares of common stock as a retainer and fees to a FINRA-licensed broker-dealer.  The securities were issued at a market price of $2.04 and recorded as expense at fair value of $20,400 and as cost of stock issuance at fair value of $16,320.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 -	STOCKHOLDERS’ EQUITY (Continued)

COMMON STOCK AND WARRANTS (Continued)

On January 17, 2008, the Company entered into repayment agreements to issue shares of its common stock and warrants to satisfy its obligations pursuant to an 8% Subordinated Promissory Notes dated November 1, 2007 with a face value of $135,471 plus interest and pursuant to a 15% Secured Promissory Note with a remaining principal value of $21,001 plus interest into shares of the Company’s common stock and warrants to purchase shares of common stock.  The Company issued an aggregate 95,513 shares of common stock and 28,654 warrants.  The notes were converted at $1.85 per share and included warrants exercisable into one share of common stock at $2.25 per warrant.  The 28,654 warrants granted were valued at $34,767 and were included in the total cost of conversion of $62,914 which was recorded as interest expense.

On January 25, 2008, the Company closed a private placement of an aggregate 62,680 shares of common stock and 18,804 common stock purchase warrants to a limited number of accredited investors.  The securities were sold at a price of $2.00 per share for aggregate proceeds of $125,360.  The warrants are exercisable at $2.25 per share for a period of the later of five years or two years after the shares underlying the warrants are registered for resale pursuant to an effective registration.  The offer and sale of the common stock and warrants was conducted on behalf of the Company by the officers and directors of the Company. Officers and directors of the Company did not receive any remuneration for offers and sales made by them.

Between June 2008 and September 2008, the Company entered into a promissory note extension agreement with the remaining holders of the 12% secured convertible promissory note to amend the maturity date of the notes pursuant to a promissory note extension agreement, in which the maturity date for the note was extended to June 30, 2010.  The notes shall continue to accrue interest at the rate of 12% per annum in accordance with the original terms of the note.  As an inducement to extend maturity holders will receive warrants to purchase an aggregate 447,100 shares of the Company’s common stock exercisable until June 30, 2013 at $0.75 per share.  On August 4, 2008, the Company offered to the holders a repricing agreement to reprice the convertible feature from $2.12 per share to $0.47 per share and to reprice the warrants from $0.75 per share to $0.54 per share.  As of June 30, 2008 the Company issued warrants to purchase 210,000 shares of common stock under the promissory note extension agreement.

Between June 2008 and July 2008, the Company entered into a promissory note extension agreement with the holders of the 7.5% unsecured promissory note to amend the terms of the unsecured promissory note.  Pursuant to the promissory note extension agreement, the maturity date for the unsecured note shall be extended to January 31, 2010, interest shall continue to accrue on the unsecured note, and the Company shall continue to pay interest payments under the terms of the unsecured note until the amended maturity date.  The Company issued aggregate warrants to purchase 718,750 shares of the Company’s common stock exercisable until June 30, 2014 at $0.75 per share.  On August 11, 2008, the Company offered a repricing agreement to reprice the warrants to the holders of the notes from $0.75 per share to $0.54 per share.  As of June 30, 2008 we issued warrants to purchase 437,500 shares of common stock under the promissory note extension agreement.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 -	STOCKHOLDERS’ EQUITY (Continued)

COMMON STOCK AND WARRANTS (Continued)

The following table summarizes information about the warrants outstanding at June 30, 2008 and 2007:

	June 30, 2008			June 20, 2007
	Outstanding	Price	Weighted Average Exercise Price	Outstanding	Price	Weighted Average Exercise Price
Outstanding at beginning of year	3,494,929	$1.75-10.00	$4.82	2,414,779	$1.75-10.00	$6.19
Granted	2,261,698	.054-2.25	1.26	1,452,150	.001-1.75	1.30
Exercised	-	-	-	(372,000)	.001	.001
Forfeited/cancelled	1,178,320	2.00-5.50	5.42	-	-	-
Outstanding at end of year	4,578,307	$.54-10.00	$2.91	3,494,929	$1.75-10.00	$4.82

During fiscal 2008, no warrants were exercised.

The following table summarizes information about the warrants outstanding at June 30, 2008:

Range of Exercise Prices	Number Outstanding at 6/30/08	Weighted Avg. Exercise Price
$0.54 to $1.00	1,397,499	$0.79

$1.75 to $2.25	2,305,089	$1.88

$5.43 to $5.98	71,007	$5.49

$6.23	146,962	$6.23

$10.00	657,750	$10.00
	4,578,307

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 -	INCOME TAXES

The provision for income taxes consists of current state income taxes of approximately $20,000  and $60,000 for the years ended June 30, 2008 and 2007 respectively, which is included in discontinued operations.

As of June 30, 2008, the Company has federal net operating loss carryforwards of approximately $28,407,000, and state operating loss carryforwards of approximately $23,242,000 expiring through fiscal 2028.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of SFAS No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for the financial statement disclosure of tax positions taken, or expected to be taken, on a tax return.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on July 1, 2007, and the adoption did not have an impact on the consolidated financial statements.  The Company classifies any interest and penalty payments or accruals within operating expenses on the financial statements.  There were no accruals on interest or penalties nor were there unrecognized tax benefits at the date of adoption of FIN 48.

Expected tax expense based on the federal statutory rate is reconciled with the actual expense for the years ended June 30, 2008 and 2007 as follows:

	2008	2007
Statutory federal income tax benefit	34.00%	34.00%
Statutory state income tax benefit	2.30%	5.20%
Non qualified stock options	-2.2%	-0.5%
Interest paid with equity	-7.9%	-4.4%
Other permanent differences	-0.5%	-0.1%
Valuation allowance on net deferred tax assets	-25.7%	-34.2%

Federal Income Tax Expense	0%	0%

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 -	INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are presented below:

	As of June 30,
	2008	2007
Net deferred tax assets:
Net operating loss carryforwards federal	$9,536,132	$7,555,560
Net operating loss carryforwards state	1,661,995	806,700
Accrued legal costs	392,863	712,980
Reserves allowance	22,823	60,403
Fixed Asset depreciation	36,348	410,023
Accrued vacation	58,359	43,253
Non qualified stock options	116,514	-
Total net deferred tax asset	11,825,034	9,588,919
Valuation allowance	(11,825,034)	(9,588,919)
Net deferred tax asset	$-	$-

The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.  The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.  For the years ended June 30, 2008 and 2007 the Company increased the valuation allowance by approximately $2,236,000 and $2,077,000 respectively.

NOTE 14 -	COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company has several non cancelable operating leases for its office, production and warehouse facilities, including leases with related parties (See Note 16). Rent expense charged to continuing operations aggregated $105,897 and $129,770 for the years ended June 30, 2008 and 2007 respectively.

Future minimum lease payments on all non cancelable operating leases from continuing operations for each of the fiscal years succeeding June 30, 2008 are as follows:

Year ending June 30,
2009	$201,401
2010	128,119
2011	87,252
2012	84,922
2013	78,146
$579,920

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 -	COMMITMENTS AND CONTINGENCIES (Continued)

EMPLOYMENT CONTRACTS

On February 23, 2007, David J. Murphy was appointed Chief Executive Officer of the Company and his employment agreement effective January 21, 2004, was amended on February 23, 2007 to reflect his new title and current base salary of $190,000 per year. Other terms of the agreement dated January 21, 2004 that carried over to the amended agreement includes a term extending through January 21, 2009, participation in the Company’s stock option plans on a basis consistent with other officers of the Company and his salary may be increased by the Compensation Committee from time to time. In addition, the employment agreement provides that if Mr. Murphy were to terminate employment for good reason or if the Company terminated his employment for any reason except good cause (as defined), the Company would pay severance benefits constituting his salary and fringe benefits throughout the term of the agreement or for two years, whichever is greater. If such termination occurred after a change of control, the Company would pay a special severance benefit equal to six months salary, plus fringe benefits, for every calendar year of his employment with the Company. In the event that Mr. Murphy’s employment terminated because of his disability, the Company would pay a severance benefit of one year’s salary plus benefits. The employment agreement provides that any disputes will be settled by binding arbitration rather than court action.

On February 23, 2007, Michael C. Malota was appointed Chief Financial Officer and Secretary. Mr. Malota was employed as Director of Special Operations of the Company from July 2005 to February 2007 under a prior employment contract.  In connection with Mr. Malota’s employment, he and the Company entered into an employment agreement dated February 23, 2007. The material terms of the employment agreement are as follows: Mr. Malota will serve as Chief Financial Officer and Secretary of the Company commencing on February 23, 2007, until September 30, 2008, unless terminated earlier or renewed. The term will automatically extend for successive periods of one year each, unless either party gives written notice to the Company.  Mr. Malota will receive an annual salary of $165,000, subject to performance reviews by the Chief Executive Officer. Mr. Malota will receive health, life and disability insurance on terms offered to other officer’s of the Company and expense reimbursement for reasonable travel and other expenses for the Company’s benefit. Mr. Malota will receive 100,000 shares of the Company’s common stock which vested 50,000 shares on February 23, 2007, 25,000 shares on August 23, 2007 and 25,000 shares on February 23, 2008, provided he is employed by the Company. Mr. Malota will also be entitled to participate in any employee benefit plans including stock option plans or receive bonuses or incentive compensation under terms and conditions to be determined by the Board of Directors in its discretion.  On July 31, 2008 under proper notice, Mr. Malota has elected not to extend the terms of the existing agreement beyond the scheduled expiration of the term.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 -	COMMITMENTS AND CONTINGENCIES (Continued)

EMPLOYMENT CONTRACTS (Continued)

In 2005, EnerLume entered into an employment agreement with Mr. Sparks of RS Services providing that Mr. Sparks will serve as the President of RS Services and receive an initial annual salary of $125,000, incentive stock options to purchase 18,000 shares of EnerLume’s common stock and such other executive benefits as are afforded to similar officers of the Company and its subsidiaries. The employment agreement is for a period of three years beginning February 16, 2005 with an annual automatic renewal, contains a five year non-competition provision and provides Mr. Sparks with certain severance benefits in the event of his termination.

PURCHASE COMMITMENT

In June 2005, the Company accepted a proposal from Pyramid Technologies, an outside developer and supplier to engineer, design and upgrade our new energy management technology.  The terms of the proposal includes initial consideration of $500,000, payable in installments including $250,000 upon date of acceptance, and $50,000 per month for the 5 months following the date of the agreement.  Upon completion of the project, the Company will compensate Pyramid $100,000 upon delivery of all prototypes and $200,000 upon delivery of pilot units and units ready for customers.  Pyramid will also receive a royalty fee of $50 on the use of time access proprietary software on the first 20,000 controllers ordered from Pyramid. In the event that on the date three years after the first date that the Company sells the proprietary software, and if the Company shall not have paid Royalty Fees to Pyramid in an amount equal to at least $500,000, then if the Company wishes to secure the rights to the intellectual property the Company shall pay to Pyramid an amount equal to $700,000 less the aggregate amount of Royalty Fees paid by the Company to Pyramid.  As incentive for timely completion, on September 19, 2006, the Company granted 175,000 stock options to Pyramid.  All amounts except for royalty payments as per the proposal, are development costs and have been expensed as incurred as per FASB Statement No. 2, Accounting for Research & Development Costs.  The Company has recorded $15,800 in royalty payments in fiscal 2007.  The Company did not recognize royalty payments to Pyramid in fiscal 2008.

The options granted to Pyramid were issued at an exercise price of $1.39 which was the share price of ENLU common stock on the date of the option.  The options are exercisable for a period of 10 years and are fully vested.  The options were valued according to the Black Scholes method and were treated as additional research and development expense as the expense was pursuant to development costs of the Company’s light controller.  At fiscal year end June 2006, Pyramid met the initial incentive targets required under the agreement.  The final targets were met in the first quarter fiscal 2007.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 -	COMMITMENTS AND CONTINGENCIES (Continued)

LEGAL MATTERS

Federal Class and Derivative Actions

In August 2005 and September 2005, the Company and certain of its past and present officers and directors were named as defendants in securities class action suits in the United States District Court for the District of Connecticut, which were eventually consolidated under the caption, In re Host America Securities Litigation, Civil Action No. 05-cv-1250 (VLB) (the “Class Action”).  A purported shareholder derivative suit, naming the Company’s board and others as defendants, was also brought during the same period in the federal district court and consolidated under the same caption (“Derivative Action”). The lawsuits arose out of a press release issued by the Company on July 12, 2005, regarding its commercial relationship with Wal-Mart Stores, Inc.  Thereafter, on May 22 and 23, 2007, the Company and its past and present directors and officers were named as defendants in the Class and Derivative Actions (the “Host America defendants”), and the plaintiffs filed agreements to settle and fully resolve all claims against the Host America defendants in both actions.   Following a settlement fairness hearing, on February 5, 2008, the Court issued orders granting final approval of both settlements.

Under the Class Action settlement, the Host America defendants agreed to a gross payment of $2.45 million to the Class in exchange for dismissal of all claims against them with prejudice.   Of that amount, $1,700,000 has been paid by insurance and the remainder by the Company.   In the Derivative Action settlement, the Company has implemented and/or maintained certain specified corporate governance policies and procedures, and paid $140,000 funded by insurance proceeds for the shareholder plaintiffs’ attorney fees and costs. The changes in corporate governance policies include, among other things, a ten-year term limit for newly-elected directors,  limits on the number of public company boards a director may serve on, director attendance policies, maintaining disclosure and nominating committees and applicable charters, and guidelines regarding approval of related party transactions. The settlement amounts for both the Class and Derivative actions have been paid in full.

On March 5, 2008, a putative Host America shareholder, Bart Hester, who had earlier brought a separate derivative lawsuit in state court (see below), sought to intervene in the Derivative Action.  Hester later submitted the only objection to the settlement.  Hester filed a notice of appeal from the approval of the Derivative Action settlement to the Court of Appeals for the Second Circuit.  On August 12, 2008, Hester and all appellees stipulated to a dismissal of Hester’s appeal with prejudice.

As part of the settlements, the Company and all other settling defendants continue to deny any liability or wrongdoing.  Payments under the Class and Derivative settlements exhausted the available proceeds from the Host America defendants’ insurance policy.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 -	COMMITMENTS AND CONTINGENCIES (Continued)

LEGAL MATTERS (Continued)

State Court Derivative Action

On or about September 28, 2005, the Company was named as a nominal defendant in a separate derivative action filed in the Connecticut Superior Court in Bart Hester v. Geoffrey W. Ramsey, et al., Docket No. UWY-CV-05-5001448-S (“Hester” action).  The action named as defendants the Company’s then existing board, Geoffrey Ramsey and Roger Lockhart. The Hester complaint contained allegations and claims substantially similar to those of the federal Derivative Action described above.  Following the settlement of the Federal Derivative Action, all parties filed a joint motion to dismiss the Hester action.  On September 2, 2008, the court granted the motion and dismissed the Hester action against all defendants with prejudice.

State Court Individual Suit

On May 2, 2006, 47 plaintiffs who alleged that they had purchased the Company’s securities at artificially inflated prices in reliance on the July 12, 2005 press release brought suit in the Connecticut Superior Court, naming the Company as the sole defendant in  Enrique Jose Contreras, et al., v. Host America Corp., Docket No. No. UWY-CV-06-4013754-S (“Contreras” action). The Contreras amended complaint, filed on January 25, 2008, concerns substantially the same allegations as the Class Action.  The amended complaint asserts various causes of action under state law, including claims for fraud, negligent misrepresentation and respondeat superior, and claimed aggregate damages in amount of approximately $3,436,800.   Subsequently, several did not exclude themselves from the Class Action settlement and therefore should be barred from any further claim against or any recovery from the Company in Contreras or the defendants in the related Federal action (see below).  The Company estimates that the remaining Contreras plaintiffs claim losses in a range of $2.93 million to $3.13 million.  The Company has filed a motion to dismiss the amended complaint.  The Company believes it has substantial and meritorious defenses to the action.

Federal Court Individual Suit

On June 25, 2007, substantially the same group of plaintiffs in the state court Contreras matter filed a complaint in the United States District Court for the District of Connecticut against David J. Murphy, Geoffrey Ramsey, Peter Sarmanian, and Roger D. Lockhart in the matter Anil Sawant, et al. v. Geoffrey W. Ramsey, et. al., Civil Action No. 07-cv-980 (VLB).  The Sawant complaint, which does not name the Company as a defendant,  asserts substantially the same allegations and claims as the Class Action Consolidated Complaint.  On August 7, 2008, the federal court denied the defendants’ motions to dismiss the complaint.

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

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 -	COMMITMENTS AND CONTINGENCIES (Continued)

LEGAL MATTERS (Continued)

The Company terminated both individuals on November 23, 2005.  On or about March 20, 2006, the Company instituted an injunction proceeding in the New Haven Superior Court to permanently enjoin this arbitration on the basis that the Company never authorized the employment agreements relied upon by Anne and Debra and therefore such contracts were void. The matter was tried in November, 2006 and the Court rendered a decision on January 8, 2007 denying a permanent injunction. On January 26, 2007 the Company filed an appeal of the Superior Court decision in the Connecticut Appellate Court and thereafter filed a Motion for Stay with the Superior Court which was granted. On July 5, 2007 the Company filed its brief with the Appellate Court and oral argument occurred on March 10, 2008.  On May 20, 2008, the Connecticut Appellate affirmed the Superior Court’s decision.  Thereafter the Company filed a petition for certification on June 27, 2008 with the Supreme Court in the State of Connecticut which is still pending.  The Company intends to continue to vigorously defend itself against the claims of Anne and Debra Ramsey.

Wal-Mart Stores, Inc. v. Eaton Corp. & RS Services

On July 9, 2008, R.S. Services, Inc., was named as a co-defendant with Eaton in a lawsuit initiated by Wal-Mart arising from the industrial accident in July 2006.  The case is docket number 08CV1141and was filed in Adams County District Court in the State of Colorado.  Wal-Mart claims breach of contract and negligence against the defendants.  It seeks damages for worker’s compensation benefits paid to its employees, property damage, lost profits, and other items.  In accordance with the liability insurance policy, R.S. Services, Inc. has submitted the defense of this case to its liability carrier.  Management believes that the liability carrier for RS Services, Inc. will cover all expenses, including damages, relating to this suit as part of the liability policy and without additional expense by RS Servcies, Inc.

Other

In addition, there exists routine litigation incidental to our business, none of which is anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows.

NOTE 15 -	401K PLAN

The Company maintains a 401(k) defined contribution plan which covers all participating employees who have a minimum of one year of service.  The Company provides a cash match benefit at the rate of five percent of the participating employees’ gross contributions.  Employees become fully vested in the Company’s contribution after six years of service.  The Company’s contribution for the years ended June 30, 2008 and 2007 totaled $12,846 and $1,392 respectively.

NOTE 16 -	RELATED PARTY TRANSACTIONS

SALE OF FOOD SERVICE BUSINESSES

Gilbert Rossomando, a current director and the former President of the Lindley subsidiary, and Mark Cerreta, the former Executive Vice President of the Lindley subsidiary, are the principals of Lindley Acquisition Corp, the buyer of the Lindley Food Service assets.   Mr. Rossomando refrained from voting with respect to the Board of Directors’ approval of the Lindley Sale Agreement and the related recommendation to our shareholders.  Timothy Hayes, the Company’s former Director of Operations of the Corporate Dining segment, is the principal of Host America Corporate Dining, Inc, the Corporate Dining buyer.  In connection with the Corporate Dining Sale, David Murphy, the Company’s President and Chief Executive Officer, entered into a non-competition agreement with Corporate Dining Buyer for a period of five (5) years following the closing of the Corporate Dining Sale.  Corporate Dining Buyer will pay Mr. Murphy $34,218 over a five year period as consideration for entering into the non-competition agreement.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16 -	RELATED PARTY TRANSACTIONS (Continued)

LEASES

The Company had leased land and real property from a partnership owned by Gilbert Rossomando, a current director and former President of Lindley Food Service under a lease agreement which commenced in 2000 and originally expired in 2010.  The terms of the lease called for an initial annual payment of $37,080 payable in monthly installments and increasing at a rate of 3% annually for the first five years.  This lease has terminated pursuant to the sale of assets of Lindley Food Service (see note 3).  RS Services leases its facility from an Ronald Sparks, President of RS Services under a lease agreement with an initial five-year term, which commenced in February 2005, at $60,000 per year, with three subsequent renewal options for two years each.

PRIVATE PLACEMENTS

On July 23, 2007, The Company closed the sale of $850,000 of subordinated secured convertible promissory notes (“Notes”) in a private placement to a limited number of accredited investors.  $375,000 and $100,000 of the $850,000 raised was purchased by two directors, Patrick J. Healy and Nicholas Troiano, respectively, on the same terms and conditions as the other purchasers.  On June 30, 2008 the Company entered into a promissory note extension agreement with the holders of the Notes to amend the maturity date of the Notes pursuant to a promissory note extension agreement, in which the maturity date for the Note was extended to June 30, 2010 and shall continue to accrue interest at the rate of 12% per annum in accordance with the original terms of the Note.  In addition, as an inducement to extend maturity, holders will receive warrants to purchase an aggregate 447,100 shares of the Company’s common stock exercisable until June 30, 2013 at $0.75 per share.  The two directors of the Company received an aggregate 266,000 warrants under the promissory note extension agreement. (See Note 9).

On April 18, 2008 the Company completed the sale of 20 units consisting of 9% convertible unsecured promissory notes and common stock purchase warrants to 5 investors that met the definition of an “accredited investor” pursuant to Regulation D of the Securities Act of 1933. A total of $500,000 of the $1,000,000 raised was purchased by the brother of Nicholas Troiano on the same terms and conditions as the other purchasers.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 -	INDUSTRY SEGMENT INFORMATION

The Company has two major reportable segments: energy services and energy efficiency products.  RS Services is the energy services segment and EnerLume Corp. is the energy efficiency products segment. The segments were determined based on the components of the Company’s business that are evaluated separately by management. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Business segment financial information as of and for the year ended June 30, 2008 is as follows:

	Energy Services	Energy Products	Corporate	Total
Sales to unaffiliated customers	$5,881,004	$317,171	$-	$6,198,175
Segment loss	(25,750)	(880,141)	(7,621,771)	(8,527,662)
Depreciation and amortization	321,921	15,581	37,768	375,270
Provision for income taxes	-	-	-	-
Segment assets	1,150,921	654,831	207,614	2,013,366
Capital expenditures	63,683	11,804	29,286	104,773

Business segment financial information as of and for the year ended June 30, 2007 is as follows:

	Energy Services	Energy Products	Corporate	Total
Sales to unaffiliated customers	$6,492,489	$701,903	$-	$7,194,392
Segment loss	(2,044,706)	(286,985)	(5,044,879)	(7,376,570)
Depreciation and amortization	357,746	3,455	37,406	398,607
Provision for income taxes	-	-	-	-
Segment assets	2,012,753	630,279	1,666,897	4,309,929
Capital expenditures	1,197	31,091	35,886	68,174

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 -	SELECTED QUARTERLY DATA (UNAUDITED)

Unaudited quarterly data for the years ended June 30, 2008 and 2007 follows. Fiscal 2008 and 2007 reflects the results for the food service assets as discontinued operations (see Note 3).

	Fiscal 2008 Quarter Ended
	June 30, 2008	March 31, 2008	Dec 31, 2007	Sept 30, 2007
Net revenues	$804,926	$993,461	$2,222,727	$2,177,061
Loss from continuing operations	(2,414,413)	(1,994,982)	(2,758,958)	(1,359,309)
Income (loss) from discontinued operations	(22,398)	98,239	812,529	219,233
Net loss	(2,436,811)	(1,896,743)	(1,946,429)	(1,140,076)
Basic and diluted EPS:
Continuing operations	(0.18)	(0.15)	(0.24)	(0.13)
Discontinued operations	-	0.01	0.07	0.02
Net loss	(0.18)	(0.14)	(0.17)	(0.11)

	Fiscal 2007 Quarter Ended
	June 30, 2007	March 31, 2007	Dec 31, 2006	Sept 30, 2006
Net revenues	$1,912,722	$1,312,545	$1,636,158	$2,332,967
Loss from continuing operations	(1,628,975)	(2,094,359)	(2,051,412)	(1,601,824)
Income from discontinued operations	411,423	224,852	436,041	231,338
Net loss	(1,217,552)	(1,869,507)	(1,615,371)	(1,370,486)
Basic and diluted EPS:
Continuing operations	(0.16)	(0.23)	(0.23)	(0.20)
Discontinued operations	0.04	0.02	0.05	0.03
Net loss	(0.12)	(0.21)	(0.18)	(0.17)

NOTE 19 – SUBSEQUENT EVENTS

Private Placement

On July 30, 2008, the Company completed the sale of one  unit consisting of an 18% convertible unsecured promissory note and common stock purchase warrants to one investor that met the definition of an “accredited investor” pursuant to Regulation D of the Securities Act of 1933 (“Securities Act”).  The total net proceeds to the Company were $500,000.  The unit was sold for $500,000 and entitled the unit holder to 250,000 common stock purchase warrants which are exercisable for a five year period at $0.54 per warrant.  The note bears interest at a rate of 18% per annum, payable at maturity in arrears in cash.  The note will mature and be payable in full on January 30, 2009.  The Holder may convert the note and any accrued interest thereon, on January 30, 2009 into shares of common stock at a conversion rate of $0.47 per share.  The Company did not pay a sales commission or other remuneration in connection with the sale of the note.  The unit was purchased by the brother of Nicholas Troiano, a current director.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 – SUBSEQUENT EVENTS (Continued)

Reprice Agreements

On August 4, 2008 the Company offered to investors of the holders of its 12% secured promissory notes dated July 23, 2007 the option to change the convertible feature of the note from $2.12 per share to $0.47 per share and to reprice the holders warrants from an exercise price of $0.75 per share to $0.54 per share.

On August 4, 2008 the Company offered to investors of the holders of its 9% unsecured promissory notes dated April 18, 2008 the option to change the convertible feature of the note from $1.50 per share to $0.47 per share and to reprice the holders warrants from an exercise price of $1.80 per share to $0.54 per share.

On August 11, 2008, the Company offered to the holders of its 7.5% unsecured promissory notes dated January 8, 2004 a repricing agreement to reprice the warrants to the holders of the notes from $0.75 per share to $0.54 per share.

On August 11, 2008 the Company offered to holders of previously issued warrants with an exercise price of $2.25 issued between November 2007 through January 2008 the option to change the exercise price from $2.25 per share to $0.54 per share.

Board Resignation

On September 28, 2008, Gilbert Rossomando resigned as a member of the Board of Directors of EnerLume Energy Management Corp. effective on that date. Mr. Rossomando resigned as a member of the Board due to other business obligations.

NOTE 20 – VALUATION AND QUALIFYING ACCOUNTS

Year ended June 30, 2008	Balance at Beginning of Period	Additions (Deletions)		Balance at End of Period
Accounts Receivable:
Allowance for doubtful accounts	$102,326	$(41,326)		$61,000

Deferred Tax Asset:
Valuation Allowance	9,588,919	2,236,115	(1)	11,825,034

Year ended June 30, 2007	Balance at Beginning of Period	Additions		Balance at End of Period
Accounts Receivable:
Allowance for doubtful accounts	$164,364	$(59,038)		$102,326

Deferred Tax Asset:
Valuation Allowance	7,512,098	2,076,821	(1)	9,588,919

(1) Valuation allowance directly offsets deferred tax assets.