Form 10-K/A
period 2008-06-30
EnerLume Energy Management Corp.
filed 2008-10-28
CIK 809012

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

At October 20, 2008, 13,994,142 shares of common stock of EnerLume Energy Management Corp’s were outstanding.

Documents Incorporated by Reference:
See Explanatory Note Below

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K/A is to include certain information that was omitted from Part III of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 29, 2008 (the “Original Filing”) because it was incorporated by reference from the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders.  Because the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders will not be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended June 30, 2008, the information required by Part III of the Annual Report on Form 10-K cannot be incorporated by reference and therefore must be included in the Annual Report.  This Amendment No. 1 contains the information that was previously omitted from Part III of the Annual Report.

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information concerning the current directors and executive officers of EnerLume Energy Management Corp. (the “Company”):

Name	Age	Position	Director Since	Term to Expire

David J. Murphy	51	Chief Executive Officer, President and Director	1986	2009
Michael C. Malota	44	Chief Financial Officer and Corporate Secretary	*	*
Ronald R. Sparks	46	President of RS Services	*	*
John D’Antona	65	Director	1998	2008
Patrick J. Healy	64	Director	1998	2008
Nicholas M. Troiano	51	Director	2004	2009
_____________________
*	Messrs. Malota, and Sparks are not directors of the Company.

All directors will hold office until their successors have been elected and qualified.  Our Articles of Incorporation, as amended, provide that the members of our Board of Directors shall be divided into three classes, as nearly equal in number as possible, with one class being elected each year.  Directors in each class are elected for three-year terms.

Each of our officers provides services to us on a full time basis and will serve until a successor is appointed by the Board or until the earlier of his resignation or removal.  The following is a biographical summary of the business experience of our current directors and executive officers.

There are no family relationships between any directors and executive officers of the Company.

David J. Murphy – Mr. Murphy co-founded the Company and has served as President and Chief Executive Officer since February 2007 and previously served as our Acting President and Chief Executive Officer since August 2005.  Mr. Murphy has also served as a director since 1986.  From 1986 to 2007, he served as Executive Vice President and from 1998 to 2007 he served as our Chief Financial Officer.  Mr. Murphy has extensive experience as an officer in a publicly held business.  Currently as CEO, he is responsible for all operational aspects of the Company.  From 1984 to 1986, he was the Operations Manager for Campus Dining at the University of New Haven and served as Adjunct Professor in the Hotel, Restaurant and Tourism School. From 1983 to 1984, he was involved in operations at Hamilton College in Clinton, New York and Fairleigh Dickinson University in Madison, New Jersey.  Mr. Murphy received his B.S. degree in International Business from Quinnipiac University in Hamden, Connecticut, and a certificate in Exporting Marketing from the same college.  He has also completed postgraduate courses in business.

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

Patrick J. Healy, PhD – Mr. Healy has been a director since February of 1998. He is the Senior Vice President for Finance and Administration for Quinnipiac University and has held this position for the past 20 years.  He received his Bachelor’s Degree in Accounting from Quinnipiac University, his MBA from the University of New Haven, a doctorate in Educational Leadership, Higher Education Administration from the University of Connecticut, and completed the higher education program at the Institute for Educational Management at Harvard University.  He has been on the Board of the Connecticut Chapter of the Leukemia and Lymphoma Society since 1992, where he served as Treasurer, Vice President, and Chapter President.  He was elected to the National Board of the Leukemia and Lymphoma Society in 1996, and also serves on the Board of The Children’s Corner in Ridgefield, Connecticut.

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

Involvement in Certain Legal Proceedings

As disclosed in the Original Filing, certain executive officers and directors have been named as parties in the class action and derivative lawsuits arising from the events surrounding a July 12, 2005 press release issued by the Company.  For a more detailed description of these legal proceedings, see Legal Proceedings in Item 3 of the Original Filing.

Corporate Governance Principles and Board Matters

We are committed to having sound corporate governance principles and practices.  Our primary corporate governance documents, including our Code of Ethics and our Audit Committee and Compensation Committee Charters, are available to the public on our website at www.enerlume.com.  The following is a discussion of our current corporate governance principles and practices.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics to provide guidance on maintaining our commitment to being honest and ethical in our business endeavors.  The Code of Ethics applies to our directors, executive officers and employees and covers a wide range of business practices, procedures and basic principles regarding corporate and personal conduct.  A copy of the code is available on our website at www.enerlume.com.  In addition, we undertake to provide without charge, upon request, a copy of our Code of Ethics.  Requests should be submitted in writing to: EnerLume Energy Management Corp., Two Broadway, Hamden, Connecticut 06518.

Independence of Directors

The Board has determined that Messrs. D’Antona, Healy and Troiano are independent within the meaning of the director independence standards as set forth in NASDAQ Rule 4200 and have no material relationship with the Company, directly or indirectly, that would interfere with the exercise of independent judgment.  Generally, the Board of Directors determines the independence of each director based on the standards adopted by the Board that comply with NASDAQ Rule 4200.

Board Meetings

Our Board of Directors held twelve meetings during fiscal 2008 and took various other corporate actions pursuant to unanimous written consents.  A quorum of directors attended 100% of the board meetings and assigned committee meetings during fiscal 2008. As a general matter of policy, Board members are expected to attend our annual meetings.  The 2007 Special Meeting of Shareholders was attended by all directors comprising the Board at that time.

Committees of the Board

We have established audit, compensation, executive and public disclosure committees.  We have provided information about these committees below.  Copies of the Audit and Compensation Committee charters are available at www.enerlume.com.

The Board believes that, considering our size and the members currently serving as directors, decisions relating to nominations for election to the Board can be made on a case-by-case basis by all members of the Board without the formality of a nominating committee or a nominating committee charter.

Audit Committee.  The Audit Committee is presently composed of three independent directors: Patrick Healy, Nicholas Troiano and John D’Antona.  The Chairman of the Audit Committee is Patrick Healy.  Each member of the Audit Committee satisfies the independence standards specified in NASDAQ Rule 4200 and Rule 4350(d). The Audit Committee held six meetings during fiscal 2008, including four meetings with our independent registered public accounting firm.  All current members of the Audit Committee are able to read and understand fundamental financial statements, including a balance sheet, income statement and cash flow statement.  The Board has determined that Mr. Healy qualifies as an audit committee financial expert as defined within Section 229.407(d)(5)(ii) of the Securities Exchange Act of 1934.  The Audit Committee has adopted a charter, which was ratified and approved by the Board, and can be found on our website at www.enerlume.com.

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

Compensation Committee.  The Compensation Committee is presently composed of John D’Antona, Patrick Healy and Nicholas Troiano.  The Chairman of the Compensation Committee is John D’Antona.  Each member of the Compensation Committee satisfies the independence standards specified in NASDAQ Rule 4200 and Rule 4350(c).  The Compensation Committee shall meet with such frequency and at such intervals as it shall determine is necessary to carry out its duties and responsibilities.  There were two meeting held during fiscal 2008.  The Compensation Committee has adopted a charter, which was ratified and approved by the Board, and can be found on our website at www.enerlume.com.

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

•	prepare any report on the executive compensation requirements by the rules and regulations of the Securities and Exchange Commission.

Our CEO currently initiates compensation discussions with the Compensation Committee, providing requests and seeking approval from the committee and/or the Board of Directors before finalizing any new employment contracts or changes to existing contracts.

Our Compensation Committee has the authority to seek advice and assistance from outside consultants and our executive officers in determining and evaluating director, CEO and other executive officer compensation.  The Compensation Committee has the authority to obtain advice and assistance from any officer, any outside legal experts or other third party advisors.

Executive Committee.  The Executive Committee is presently composed of Nicholas Troiano, Patrick Healy, David Murphy and John D’Antona, and has the authority to act on behalf of the Board of Directors during periods between meetings of the Board, subject to specific statutory prohibitions mandating actions that must be taken by the full Board of Directors.  The Chairman of the Executive Committee is Nicholas Troiano.  There were no meetings held during fiscal 2008.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the federal securities laws, EnerLume’s directors and officers are required to report to the SEC their beneficial ownership of common stock or warrants and any changes in that ownership.  Specific dates for such reporting have been established by the SEC and we are required to report any failure to file by the established dates during fiscal year 2008.  Based solely on the review of the Forms 3, 4 and 5 furnished to us and certain representations made to us, we believe that during the year ended June 30, 2008, there were no filing deficiencies under Section 16(a).

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee in fiscal 2008 were John D’Antona, Patrick Healy and Nicholas Troiano. None of the Compensation Committee members were at any time during fiscal 2008, or at any other time, an officer or employee of EnerLume Energy Management Corp. or any of our subsidiaries. No member on the Compensation Committee serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Summary Compensation Table

The following table sets forth information with respect to the compensation earned by our Chief Executive Officer, our Chief Financial Officer and our President of RS Services (the “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)

David J. Murphy, Chief Executive Officer and President(2)	2008 2007	$222,077 $190,000	-0- -0-	$240,000 -0-	$147,025 -0-	$28,271 $27,577	$637,373 $217,577
Michael C. Malota, Chief Financial Officer(3)	2008 2007	$165,001 $142,789	-0- -0-	$94,500 $94,500	$61,260 -0-	$17,876 $4,111	$338,637 $241,400
Ronald R. Sparks, President of RS Services(4)	2008 2007	$163,240 $163,240	-0- -0-	-0- -0-	-0- -0-	$26,683 $24,995	$189,923 $188,235

(1)
The value of stock and option awards is the compensation expense amount recognized in the applicable fiscal year for financial statement reporting purposes in accordance with FAS 123R.  The grant date fair value of stock awards for financial statement reporting purposes is in accordance with FAS 123R.  A discussion of the relevant fair value assumptions is set forth in Note 1 to the Company’s consolidated financial statements in the Annual Report on Form 10-K for the year ended June 30, 2008.  As of October 2008, all option awards are out-of-the-money.

(2)
As set forth under “All Other Compensation” during fiscal year 2008, Mr. Murphy received health and dental insurance benefits totaling $13,800, car payment allowance of $6,264 and disability and life insurance of $8,207.  During fiscal year 2007, Mr. Murphy received health and dental insurance benefits totaling $12,978, car payment allowance of $6,264, disability and life insurance of $5,417 and 401K benefits of $2,918.  He was appointed as our President and Chief Executive Officer by the Board of Directors on February 23, 2007.  As of October 2008, the fair value or both stock and option awards are $45,000.

(3)
As set forth under “All Other Compensation” during fiscal year 2008, Mr. Malota received health and dental insurance benefits totaling $13,800 and disability and life insurance of $4,076.  During fiscal year 2007, Mr. Malota received health insurance of $4,111.  Mr. Malota was appointed as Chief Financial Officer by our Board of Directors on February 23, 2007. As of October 2008, the fair value of both stock and option awards are $22,500.

(4)
As set forth under “All Other Compensation” during fiscal year 2008, Mr. Sparks received health and dental insurance benefits totaling $10,518, car payment allowance of $10,200, disability and life insurance of $5,965.  During fiscal year 2007, Mr. Sparks received health and dental insurance benefits totaling $9,513, car payment allowance of $10,200 and disability and life insurance of $5,282.

Employment Agreements with Named Executive Officers

Murphy Agreement

We have an employment agreement with David Murphy for a term extending through 2009.  Mr. Murphy’s agreement provides for a current salary of $190,000 and for stock options, not specified in amount but on a basis consistent with those offered to other officers.  As of June 30, 2008, the annual salary of Mr. Murphy was $250,000.  In addition, the employment agreement provides that if the executive were to terminate employment for good reason or if we terminated his employment for any reason except good cause (as defined), we would pay severance benefits constituting his salary and fringe benefits throughout the term of the agreement or for two years, whichever is greater.   If such termination occurred after a change of control, we would pay a special severance benefit equal to six months salary, plus fringe benefits, for every calendar year of his employment with the Company.  In the event that the executive’s employment terminated because of his disability, we would pay a severance benefit of one year’s salary plus benefits.   The employment agreement provides that any disputes will be settled by binding arbitration.

Malota Agreement

We had an employment agreement with Michael C. Malota through September 30, 2008, which commenced on February 23, 2007.  Mr. Malota currently receives a base salary of $165,000 a year plus benefits, including health, life and disability insurance. He also received common stock pursuant to the following vesting schedule: (i) 50,000 shares upon execution of his employment agreement; (ii) 25,000 shares vested on August 23, 2007; and (iii) 25,000 shares that vested on February 23, 2008. Under proper notice, Mr. Malota has elected not to extend the terms of his employment agreement beyond September 30, 2008, the scheduled expiration of the term.

Sparks Agreement

We have a three-year employment agreement with Ronald Sparks commencing on February 16, 2005 with an annual automatic renewal.  Mr. Sparks receives a base salary of $163,240 a year plus benefits, including a car allowance and health, life and disability insurance. He is also eligible to receive incentive bonuses based upon the performance of the RS Services operations.  Mr. Sparks agreement contains a five year non-competition provision and provides Mr. Sparks with certain severance benefits in the event of his termination.

Outstanding Equity Awards at 2008 Fiscal Year-End

The following table sets forth information about the outstanding equity awards for each of the Named Executive Officers as of June 30, 2008.

	Option Award					Stock Awards
Name	Number of Securities Underlying Unexercised Options – Exercisable (#)	Number of Securities Underlying Unexercised Options – Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares Or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)

David Murphy	30,000 25,000 20,000 50,000 50,000 50,000 50,000 72,000	-0-	-0-	$ 2.25 $ 4.00 $2.6875 $ 2.45 $ 2.00 $ 7.30 $ 2.87 $ 2.54	08/17/09 05/17/10 12/04/10 02/12/12 03/26/13 03/31/14 07/07/15 11/21/17	-0-	-0-	-0-	-0-
Michael C. Malota	40,000 30,000	-0-	-0-	$ 3.15 $ 2.54	07/01/15 11/21/17	-0-	-0-	-0-	-0-
Ronald R. Sparks	18,000	-0-	-0-	$ 4.04	03/16/15	-0-	-0-	-0-	-0-

Potential Payments upon Resignation, Termination or Change-of-Control

Our Company has continued existing employment agreements with each of the Named Executive Officers below.  Specific provisions regarding payments on termination are provided, and dollar amounts are estimates based on salary and benefits as of June 30, 2008 paid to the Named Executive Officer in fiscal year 2008.

David J. Murphy

Voluntary Termination by the Executive or Termination on Account of Death:

Mr. Murphy is entitled to the following benefits upon voluntary termination or termination upon death: salary accrued through the date of termination not to exceed $250,000; accrued but previously unpaid bonuses; and benefits accrued by or reimbursable to Mr. Murphy through the date of termination, not to exceed $23,424.  Stock options granted to Mr. Murphy, which are governed by the applicable stock option plan, will terminate 30 days after voluntary termination, and will terminate 12 months after termination on account of death.

Termination by the Company without Cause or by the Executive for Good Reason:

If Mr. Murphy is terminated by the Company without cause or if Mr. Murphy voluntarily terminates his employment for good reason, he is entitled to the following benefits:  salary throughout the term of the employment agreement or for two years, whichever is greater, with total salary paid not to exceed $500,000; and fringe benefits throughout the term of the agreement or for two years, whichever is greater, with total benefits not to exceed $46,848.  Mr. Murphy may elect to receive payment to which he is entitled in either a single lump sum within thirty days after the termination date, or paid out in monthly, quarterly, annual or other periodic payments.  Stock options granted to Mr. Murphy, which are governed by the applicable stock option plan, will terminate 30 days after termination without cause or by the executive for good reason.

Termination by the Company Because of Disability:

Mr. Murphy is entitled to a severance benefit of one year’s salary, not to exceed $250,000, and benefits, not to exceed $23,424, if he is terminated from the Company by reason of disability.  Stock options granted to Mr. Murphy, which are governed by the applicable stock option plan, will terminate 12 months after termination on account of disability.

Termination Following a Change in Control:

If Mr. Murphy is terminated following a change in control of the Company, he is entitled to a special severance benefit equal to six months salary, plus fringe benefits, for every calendar year of his employment with the Company.  Salary shall not exceed $2,750,000 and benefits shall not exceed $257,620. Mr. Murphy may elect to receive payment to which he is entitled in either a single lump sum within thirty days of the termination date, or to be paid out in monthly, quarterly, annual or other periodic payments.  Stock options granted to Mr. Murphy, which are governed by the applicable stock option plan, will terminate 30 days after termination due to change in control.

Michael C. Malota

We had an employment agreement with Michael C. Malota through September 30, 2008, which commenced on February 23, 2007.  Mr. Malota currently receives a base salary of $165,000 a year plus benefits, including health, life and disability insurance. He also received common stock pursuant to the following vesting schedule: (i) 50,000 shares upon execution of his employment agreement; (ii) 25,000 shares vested on August 23, 2007; and (iii) 25,000 shares that vested on February 23, 2008. Under proper notice, Mr. Malota has elected not to extend the terms of his employment agreement beyond September 30, 2008, the scheduled expiration of the term.

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

Non-Employee Director Compensation

The Compensation Committee, under the advisement of an independent third party valuation, granted to the Board of Directors the following compensatory arrangement on January 15, 2008.  The Board of Directors of the Company adopted the compensatory arrangement for all non-employee directors serving on the Board of Directors.  Retroactive to the quarter ended September 30, 2007, non-employee directors will receive quarterly fees of $3,000 in cash and a restricted share grant of the Company’s common stock valued at $7,500, based upon the closing price of the Company’s common stock on the first trading day of the subsequent fiscal quarter, which will also be the date of grant.  In addition, on an annual basis, each non-employee member of the Board who serves as a Committee Chairperson or as the Chairman of the Board will receive a restricted share grant of the Company’s common stock valued at $5,000, based upon the closing price of the Company’s common stock on the first trading day of the Company’s next fiscal year, which will also be the date of grant.  With respect to the stock grants for service as non-employee directors for the first two fiscal quarters of the Company’s current fiscal year, the Board valued the shares as of January 15, 2008, the date of grant. In addition, directors are reimbursed for out-of-pocket expenses for attending meetings of the Board of Directors or committees.

The Compensation Committee, under the advisement of an independent third party valuation, also granted 100,000 shares of the Company’s restricted common stock, each, to directors Healy, Troiano and D’Antona for past services rendered to the Company as non-employee directors, which was valued at January 15, 2008, the date of grant at $2.20 per share.

The Compensation Committee has also awarded options to directors in fiscal 2008, with such award grants based on the responsibility level of the director.  Previously, the Compensation Committee has not awarded stock options to directors since July 2005.  The purpose of awarding stock options as compensation to the directors is to provide supplemental compensation in addition to the compensatory arraignment and to continue to align directors’ interests with shareholders.  Our overall goal is to attract, retain, and motivate our directors and to align the directors with the creation of shareholder value.

The following table sets forth certain information regarding compensation earned by or awarded to each non-employee director who served on our Board of Directors in 2008.  Directors who were employees of the Company were not compensated for their services as directors.

Name(1)	Fees Earned or Paid in Cash	Stock Awards ($)(2)	Option Awards ($)(2)	Total ($)

John D’Antona	$ 12,000	$255,000	$ 71,470	$ 338,470
Patrick J. Healy	$ 12,000	$260,000	$ 117,416	$ 389,416
Nicholas M. Troiano	$ 12,000	$260,000	$ 91,891	$ 363,891
FORMER DIRECTORS
Gilbert Rossomando(3)	$ 8,000	$ 20,000	$ 30,639	$ 58,630

(1)
David J. Murphy, our President and Chief Executive Officer, is not included in this table as Mr. Murphy is a current employee and received no compensation for his service as director.  The compensation received by Mr. Murphy as employee is set forth in the Summary Compensation Table.

(2)
The value of stock and option awards is the compensation expense amount recognized in the applicable fiscal year for financial statement reporting purposes in accordance with FAS 123R.  The grant date fair value of stock awards for financial statement reporting purposes is in accordance with FAS 123R.  A discussion of the relevant fair value assumptions is set forth in Note 1 to the Company’s consolidated financial statements in the Annual Report on Form 10-K for the year ended June 30, 2008.  As of October 2008, all option awards are out-of-the-money.

(3)
Gilbert Rossomando, received compensation as director from November 1, 2007 until his resignation on September 28, 2008.  Prior to November 1, 2007, Mr. Rossomando served as the President of Lindley Food Service.

As of June 30, 2008, each non-employee director had the following number of options and restricted stock outstanding: Mr. D’Antona 99,500 options and 131,238 restricted stock; Mr. Healy 140,500 options and 316,223 restricted stock; and Mr. Troiano 70,500 options and 138,664 restricted stock. Additional information concerning the security ownership of our directors is set forth in Item 12 of this report.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of our shares of common stock as of October 20, 2008 (except where another date is indicated) by: each person known by us to beneficially own more than five percent of our common stock, each director and nominee for director, each of the Named Executive Officers listed in the Summary Compensation Table, and all of our directors and executive officers as a group.   This information is based upon filings made by such persons with the Securities and Exchange Commission and upon information provided to us.

Beneficial ownership is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options or warrants held by that person that are currently exercisable or that are or may become exercisable within 60 days of October 20, 2008 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and under applicable community property laws, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite the shareholder’s name. Applicable percentage ownership in the following table is based on 13,994,142 shares of common stock outstanding as of October 20, 2008.

Unless otherwise indicated below, the address of each of the principal shareholders is c/o EnerLume Energy Management Corp., Two Broadway, Hamden, Connecticut 06518.

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common Stock Outstanding

Daniel Troiano 2700 Neilson Way #529 Santa Monica, CA 90405	2,527,660	(1)	15.30%
First New York Securities L.L.C. 850 Third Avenue, 17th Floor New York, New York 10022	926,763	(2)	6.6%

(1)
Daniel Troiano, as individual, has discretionary authority to vote and dispose of the securities held by him, and thus is deemed to have indirect beneficial ownership thereof. Mr. Troiano has the right to convert into 2,127,660 shares of common stock and has warrants to purchase 400,000 shares of common stock.

(2)
Amount beneficially owned as a group pursuant to Section 13(d)(3) of the Exchange Act.  Includes 743,563 shares of common stock beneficially owned by First New York Securities L.L.C. (“FNYS) and 168,200 shares of common stock and warrants to purchase 15,000 shares of common stock beneficially owned by Doug Lipton, a partner of FNYS.

Security Ownership of Management

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common Stock Outstanding

David J. Murphy, Chief Executive Officer	753,188	(1)	5.24%
Michael C. Malota, Chief Financial Officer	170,000	(2)	1.21%
Ronald R. Sparks, President, RS Services	510,277	(3)	3.64%
John D’Antona, Director	241,932	(4)	1.72%
Patrick J. Healy, Chairman of the Board	1,598,127	(5)	10.47%
Nicholas M. Troiano, Director	489,124	(6)	3.41%
All Directors and Executive Officers as a Group (6 persons)	3,762,648		25.69%

(1)	Mr. Murphy is the beneficial owner of 382,106 shares of Common Stock, options to purchase 352,000 shares of Common Stock and warrants to purchase 19,082 shares of Common Stock.
(2)	Mr. Malota is the beneficial owner of 100,000 shares of Common Stock, and options to purchase 70,000 shares of Common Stock.
(3)	Mr. Sparks is the beneficial owner of 492,277 shares of Common Stock and 18,000 stock options.
(4)	Mr. D’Antona is the beneficial owner of 142,432 shares of Common Stock, options to purchase 99,500 shares of Common Stock.
(5)
Mr. Healy is the beneficial owner of 327,417 shares of Common Stock, options to purchase 140,500 shares of Common Stock, warrants to purchase 332,338 shares of Common Stock and 797,872 shares of Common Stock issuable upon the conversion of convertible secured promissory notes.

(6)
Mr. Troiano is the beneficial owner of 149,858 shares of Common Stock, options to purchase 70,500 shares of Common Stock, warrants to purchase 56,000 shares of Common Stock and 212,766 shares of Common Stock issuable upon the conversion of a convertible secured promissory note.

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

Approval Process

The Committee is required to evaluate the following factors of any potential related party interest, including evaluating relevant supporting documentation, to determine if an interest constitutes a related person transaction requiring approval:

•	financial conditions of the transaction;
•	the conditions of the contract, and special consideration, if applicable;
•	the potential benefits to the Company; and
•	the comparability and compatibility to an external arms length transaction.

The Committee should be comprised of independent directors with relevant skills and knowledge appropriate for assessing the value and importance of the work being tendered and be free of any conflict of interest that might undermine the objectivity of the assessment.  During the decision process, the Committee should ensure that a fair and equitable procedure has been carried out by considering the following factors pertaining to the potential transaction:

•	open and effective competition;
•	value for money;
•	the benefit of the transaction in enhancing the Company’s business and industry;
•	potential risks, opportunity and protections; and
•	ethical behavior and fair dealing.

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

A Related Party is identified as:

•	any director or executive officer of the Company;
•	a spouse or de facto spouse of a director or officer, or a parent, son or daughter of a director or officer or their spouse or de facto spouse;
•	any entity over which a director or officer or family member of a director or officer has a controlling interest;
•	any nominee for election as a director; or
•	any security holder who beneficially owns more than 5% of any class of voting securities.

A Related Person Transaction is identified as follows:

•	any transaction in which a related party has a direct or indirect material interest and which transaction exceeds $120,000;
•
any transaction that includes payment of property or services in excess of 5% of the Company’s consolidated gross revenues from an entity that is owned 10% or more by a related party, or as executive officer of such entity; or

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

We expect our directors, officers and employees to act and make decisions that are in our best interests and encourage them to avoid situations which present a conflict between our interests and their own personal interests.  Our directors, officers and employees are prohibited from taking any action that may make it difficult for them to perform their duties, responsibilities and services to the Company in an objective and fair manner.

Sale of Food Service Businesses

(a) Sale of the Lindley Business

On October 19, 2007, the holders of a majority of shares of the Company’s outstanding common stock approved the sale of substantially all the assets of Lindley Food Services Corporation (“Lindley”), our supplier of fresh unitized meals to schools and senior feeding programs.  Gilbert Rossomando, a former director of the Company, who served as such from July 2000 until his resignation on September 28, 2008, and the former President of the Lindley subsidiary, and Mark Cerreta, the former Executive Vice President of the Lindley subsidiary, are the principals of Lindley Acquisition Corp, the buyer of the Lindley assets.   Mr. Rossomando refrained from voting with respect to the Board of Directors’ approval of the Lindley Asset Purchase Agreement dated April 17, 2007 (the “Lindley Asset Purchase Agreement”) and the related recommendation to our shareholders.  The Company’s audit committee reviewed the transaction and the Company’s board of directors approved the transaction based on the conclusion the terms were no less favorable than generally available to an independent third party.

The Lindley Asset Purchase Agreement provided for a cash purchase price of $2,500,000 subject to an adjustment based on the net asset value of the division two days prior to closing.  As a result of the aforementioned adjustments, the Company received net proceeds of $2,251,202 from the sale of this division.

(b) Sale of the Corporate Dining Business

On October 19, 2007, the holders of a majority of shares of the Company’s outstanding common stock approved the sale of substantially all of the assets comprising our contract food management division (the “Corporate Dining Segment”) pursuant to the Asset Purchase Agreement dated April 17, 2007 and amended on August 31, 2007  (the “Corporate Dining Asset Purchase Agreement”) by and between the Company, Timothy Hayes and Host America Corporate Dining, Inc., an entity formed by Mr. Hayes to facilitate the transaction. Timothy Hayes, the Company’s former Director of Operations of the Corporate Dining Segment, is the principal of Host America Corporate Dining, Inc.  In connection with the sale of the Corporate Dining Segment, David Murphy, a member of the board of directors of the Company and the Company’s President and Chief Executive Officer, entered into a non-competition agreement with buyer of the Corporate Dining Segment for a period of five (5) years following the closing of the sale of the Corporate Dining Segment.  The buyer of the Corporate Dining Segment will pay Mr. Murphy $34,218 over a five year period as consideration for entering into the non-competition agreement.  The Company concluded that the sale was fair to the Company and its shareholders based upon a fairness opinion provided by Marshall & Stevens, an independent valuation firm.  In addition, the Company’s audit committee reviewed the transaction and the Company’s board of directors approved the transaction based upon the conclusion the terms were no less favorable than generally available to an independent third party.

The Corporate Dining Asset Purchase Agreement provided for a cash purchase price of $1.2 million dollars subject to certain adjustments prior to closing based upon the remaining corporate dining accounts and inventory on hand from the date of the original agreement and the closing.  Based upon the aforementioned adjustments made at closing, the final cash purchase price paid to the Company was $1,137,077 which includes the amount in escrow.

Leases

Prior to the sale of the Lindley assets, the Company had leased land and real property from a partnership owned by Gilbert Rossomando, a former director, who served as such from July 2000 until his resignation on September 28, 2008, and former President of Lindley until the completion of the sale of the Lindley assets, under a lease agreement which commenced in 2000 and originally expired in 2010.  The terms of the lease called for an initial annual payment of $37,080 payable in monthly installments and increasing at a rate of 3% annually for the first five years.  This lease has terminated pursuant to the sale of the assets of Lindley.

RS Services leases its facility in Duncan, Oklahoma from Ronald Sparks, the current President of RS Services, under a lease agreement with an initial five-year term, which commenced in February 2005, at $60,000 per year, with three subsequent renewal options for two years each.  Management of the Company believes this is a competitive lease rate for similar real estate in Duncan, Oklahoma.

Private Placements and Other Agreements

On July 23, 2007, The Company closed the sale of $850,000 of 12% subordinated secured convertible promissory notes (“Notes”) in a private placement to a limited number of accredited investors.  $375,000 and $100,000 of the $850,000 raised was purchased by two directors, Patrick J. Healy and Nicholas Troiano, respectively, on the same terms and conditions as the other purchasers.   On June 30, 2008 the Company entered into a promissory note extension agreement with Mr. Healy and on July 8, 2008, the Company entered into a promissory note extension agreement with Mr. Troiano  to amend the maturity date of the Notes pursuant to a promissory note extension agreement, in which the maturity date for the Note was extended to June 30, 2010 and shall continue to accrue interest at the rate of 12% per annum in accordance with the original terms of the Note.  In addition, as an inducement to extend maturity, holders will receive warrants to purchase an aggregate 447,100 shares of the Company’s common stock exercisable until June 30, 2013 at $0.75 per share.  Messrs. Healy and Troiano received warrants to purchase 210,000 and 56,000 shares of the Company’s common stock, respectively, under the promissory note extension agreements.

On November 21, 2007, EnerLume Energy Management Corp. (the “Company”) entered into a repayment option agreement for the repayment or conversion of its Secured Promissory Notes dated July 5, 2006 and subsequently modified on January 5, 2007 for an aggregate principal amount of $300,000 bearing interest at 10% per annum.  Each of the four noteholders was offered the opportunity to receive cash plus accrued interest or convert their respective notes to shares of the Company’s common stock and warrants to purchase shares of common stock.  Messrs. David Murphy, the Company’s Chief Executive Officer and a Director and Patrick Healy, the Company’s Chairman of the Board and a Director, accepted the Company’s offer of conversion and received an aggregate of 92,726 shares of common stock and 27,818 warrants.  The shares were valued at $2.00 per share and included warrants exercisable into one share of common stock at $2.25 per warrant.  Accordingly, Mr. Murphy received 26,493 shares of common stock and 7,948 warrants and Mr. Healy received 66,233 shares of common stock and 19,870 warrants.  As part of the conversion of the notes, the Security Agreements with respect to the notes were terminated and released.

On April 18, 2008 the Company completed the sale of 20 units consisting of 9% convertible unsecured promissory notes and common stock purchase warrants to 5 investors that met the definition of an “accredited investor” pursuant to Regulation D of the Securities Act of 1933. A total of $500,000 of the $1,000,000 raised was purchased by the brother of Nicholas Troiano, a current director of the Company, on the same terms and conditions as the other purchasers.  The notes bear interest at a rate of 9% per year, payable semiannually in arrears in cash.  The notes will mature on April 18, 2010.  Holders may convert their notes and any accrued interest 6 months after the date of purchase into shares of common stock at a conversion rate of $1.50 per share.

On June 30, 2008 the Company entered into a second promissory note extension agreement with Mr. and Mrs. Healy to amend the terms of an unsecured promissory note issued to them on March 8, 2004 (the “Unsecured Note”).  The Unsecured Note was originally issued for the principal amount of $50,000, accrued interest at the rate of 7.5% and matured on January 31, 2009.  Pursuant to the promissory note extension agreement, the maturity date for the Unsecured Note shall be extended to January 31, 2010, interest shall continue to accrue on the Unsecured Note, and the Company shall continue to pay interest payments to Mr. and Mrs. Healy under the terms of the Unsecured Note until the amended maturity date.  In addition, Mr. and Mrs. Healy received  a warrant to purchase 25,000 shares of the Company’s common stock exercisable until June 30, 2014 at $0.75 per share.  Mr. Healy did not participate in the Board’s decision to extend the Unsecured Note or the revised terms thereof.

On July 30, 2008, the Company completed the sale of one unit consisting of an 18% convertible unsecured promissory note and common stock purchase warrants to the brother of Nicholas Troiano, a current director of the Company (the “Unit Holder”).  The total net proceeds to the Company were $500,000.  The unit was sold for $500,000 and entitled the Unit Holder to 250,000 common stock purchase warrants which are exercisable for a five year period at $0.54 per warrant.  The note bears interest at a rate of 18% per annum, payable at maturity in arrears in cash.  The note will mature and be payable in full on January 30, 2009.  The Unit Holder may convert the note and any accrued interest thereon, on January 30, 2009 into shares of common stock at a conversion rate of $0.47 per share.

On August 4, 2008 the Company offered to all investors of the holders of its 12% secured promissory notes dated July 23, 2007, which included Patrick J. Healy and Nicholas Troiano, the option to change the convertible feature of the note from $2.12 per share to $0.47 per share and to reprice the holders warrants from an exercise price of $0.75 per share to $0.54 per share.

On August 4, 2008 the Company offered to all investors of the holders of its 9% unsecured convertible promissory notes dated April 18, 2008, which included the brother of Nicholas Troiano, the option to change the convertible feature of the note from $1.50 per share to $0.47 per share and to reprice the holders warrants from an exercise price of $1.80 per share to $0.54 per share.

Director Independence

The Board has determined that Messrs. D’Antona, Healy and Troiano are independent within the meaning of the director independence standards as set forth in NASDAQ Rule 4200 and have no material relationship with the Company directly or indirectly, that would interfere with the exercise of independent judgment.  Generally, the Board of Directors determines the independence of each director based on the standards adopted by the Board that comply with NASDAQ Rule 4200.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to EnerLume for professional services by Mahoney Cohen & Company, CPA, P.C. for the fiscal years 2008 and 2007, respectively:

	Fiscal 2008	Fiscal 2007
Audit Fees	$252,065	$777,311
Audit-Related fees	23,181	-
Tax Fees	36,029	63,192
All Other Fees	-	-
Total Fees	$311,275	$840,503

Audit Fees.  This category includes the aggregate fees billed for professional services rendered for the audits of EnerLume’s consolidated financial statements in fiscal years 2008 and 2007, for the reviews of the financial statements included in EnerLume’s quarterly reports on Form 10-Q in fiscal 2008 and 2007, and for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.  We engaged Mahoney Cohen & Company, CPA, P.C., as our independent registered public accounting firm on June 29, 2006.  Mahoney Cohen & Company, CPA, P.C. provided services to us in our 2008 and 2007 fiscal year.

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

Pre-Approval of Audit and Non-Audit Services

In accordance with the pre-approval policies established by the audit committee charter, the committee pre-approved approximately 97% of the audit related fees, tax fees and other fees during the fiscal year ended 2008, and approximately 90% of such fees during the fiscal year ended 2007.

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

ENERLUME ENERGY MANAGEMENT CORP.

October 28, 2008	By: /s/ DAVID J. MURPHY
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DAVID J. MURPHY	President, Chief Executive Officer	October 28, 2008
David J. Murphy	and Director (Principal Executive Officer)

/s/ MICHAEL C. MALOTA	Chief Financial Officer	October 28, 2008
Michael C. Malota	(Principal Financial and Accounting Officer)

/s/ PATRICK J. HEALY	Director	October 28, 2008
Patrick J. Healy

/s/ JOHN D’ANTONA	Director	October 28, 2008
John D’Antona

/s/ NICHOLAS M. TROIANO	Director	October 28, 2008
Nicholas M. Troiano