Form 10-Q
period 2008-09-30
EnerLume Energy Management Corp.
filed 2008-12-05
CIK 809012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

On November 30, 2008, there were 13,994,142 shares of the registrant’s common stock, $.001 par value, outstanding.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2008 (Unaudited)	June 30, 2008 (Audited)
CURRENT ASSETS
Cash and cash equivalents	$95,350	$409,672
Accounts receivable, net of allowance for doubtful accounts of $61,000, at September 30 and June 30, 2008	771,012	547,848
Inventories	257,355	259,145
Prepaid expenses and other current assets	356,429	357,622
Total current assets	1,480,146	1,574,287

EQUIPMENT AND IMPROVEMENTS, net	250,322	291,990

OTHER ASSETS
Other	19,360	19,360
Deferred financing costs, net	13,594	30,229
Intangible assets, net	82,500	97,500
	115,454	147,089
Total Assets	$1,845,922	$2,013,366

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Demand note payable	$292,931	$293,223
Current portion of secured debt	148,227	172,264
Current portion of unsecured debt	927,917	536,038
Accounts payable	2,670,879	2,102,874
Accrued expenses	1,748,315	1,680,883
Total current liabilities	5,788,269	4,785,282

LONG-TERM LIABILITIES
Secured debt, less current portion	554,727	799,209
Unsecured debt, less current portion	1,756,756	1,855,055
Other long term liability	8,490	-
	2,319,973	2,654,264
Total liabilities	8,108,242	7,439,546

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $.001 par value, 2,000,000 shares authorized	-	-
Common stock, $.001 par value, 80,000,000 shares authorized; 13,924,612 and 13,492,138, issued and outstanding at September 30 and June 30, 2008	13,925	13,492
Additional paid-in capital	51,282,637	49,775,345
Accumulated deficit	(57,558,882)	(55,215,017)
Total stockholders’ deficiency	(6,262,320)	(5,426,180)
Total Liabilities and Stockholders’ Equity (Deficiency)	$1,845,922	$2,013,366

See accompanying notes to the condensed consolidated financial statements.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007

NET REVENUES	$1,304,070	$2,177,061

OPERATING COSTS AND EXPENSES
Cost of revenues	1,161,400	1,485,955
Selling, general and administrative expenses	1,538,670	1,452,151
Depreciation and amortization	45,298	43,034
Research and development costs	36,205	2,364
	2,781,573	2,983,504

Loss from operations	(1,477,503)	(806,443)

OTHER INCOME (EXPENSE)
Other income	237	961
Amortization of deferred financing costs	(16,635)	(85,556)
Amortization and write off of debt discount	(217,997)	(229,348)
Interest expense	(631,967)	(238,923)
	(866,362)	(552,866)
Loss from continuing operations	(2,343,865)	(1,359,309)

Income from operations classified as discontinued	-	219,233

Net loss	(2,343,865)	(1,140,076)

Preferred stock dividends	-	(8,000)

Net loss applicable to common stockholders	$(2,343,865)	(1,148,076)

Net earnings (loss) per share – basic and diluted:
Loss per share from continuing operations	$(0.17)	$(0.13)
Earnings per share from discontinued operations	-	0.02

Net loss per share	$(0.17)	$(0.11)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	13,662,230	10,880,416

See accompanying notes to the condensed consolidated financial statements.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,343,865)	$(1,140,076)
Income from discontinued operations	-	219,233
Loss from continuing operations	(2,343,865)	(1,359,309)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	83,167	92,841
Bad debt expense	3,069	37,379
Deferred rent	8,490	-
Non cash interest expense	530,716	104,500
Warrant reprice charge	135,841	-
Amortization and write off of debt discount	217,997	229,348
Non-cash compensation	61,959	112,141
Amortization of deferred financing costs	16,635	85,556
Loss on disposal of property and equipment	-	597
Changes in operating assets and liabilities	453,097	118,175
Net cash used in operating activities of continuing operations	(832,894)	(578,772)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	-	300
Purchases of equipment and improvements	(26,499)	(6,321)
Net cash used in investing activities of continuing operations	(26,499)	(6,021)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on demand note	(292)	-
Proceeds from unsecured debt	625,000	-
Proceeds from long-term debt	-	175,000
Principal payments on long-term debt	(79,637)	(32,258)
Net cash provided by financing activities of continuing operations	545,007	142,742

Net cash used in continuing operations	(314,322)	(442,051)

Net cast provided by discontinued operations:
Net cash provided by operating activities	-	483,575
Net cash used in investing activities	-	(9,159)
Net cash used in financing activities	-	(28,806)
Total net cash provided by discontinued operations	-	445,610

NET INCREASE (DECREASE) IN CASH	(314,322)	3,559

Cash, beginning of period	409,672	458,705

Cash, end of period	$95,350	$462,264

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)
(Continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
	2008	2007

Cash paid during the quarter for:
Interest – continuing operations	$77,337	$33,785
Interest – discontinued operations	-	10,586
Income taxes– continuing operations	-	-
Income taxes– discontinued operations	-	9,900

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	2008	2007
Secured debt converted into common stock	$150,000	$
Interest accrual converted into common stock	40,910		-
Dividends on preferred stock	-		8,000
Beneficial conversion charge on convertible debt	353,260		232,037
Warrants issued to extend term of unsecured debt	613,941		-
Warrants issued with debt issuance	151,814		-

See accompanying notes to the condensed consolidated financial statements.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

EnerLume Energy Management Corp., formerly Host America Corporation, (“EnerLume”, “Host”, or the “Company”) was originally incorporated in Delaware on February 6, 1986 and reincorporated in Colorado in 1999.  We are an electricial energy management organization, which specializes in providing electrical energy conservation products and services.  We also provide electrical installations and service operations through our wholly owned subsidiary, RS Services, Inc. (“RS Services”).

GOING CONCERN

The Company incurred net losses of $2,343,865 and $1,140,076 for the three months ended September 30, 2008 and 2007, respectively. The Company had $832,894 and $578,772 of cash that was used in operating activities in continuing operations for the three months ended September 30, 2008 and 2007, respectively.  At September 30, 2008 the Company had a working capital deficiency and a stockholders’ deficiency of $4,308,123 and $6,262,320 respectively.

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

As discussed above, the Company has suffered recurring losses from continuing operations, has negative cash flows from operations, has a working capital and stockholders’ deficiency at September 30, 2008 and is currently involved in litigation that can have an adverse effect on the Company’s operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company plans to improve cash flow through continued focus, deployment and promotion of its energy efficiency segment and the underlying technology associated with our newly designed light controller.  The Company also plans to continue its efforts to identify ways of reducing operating costs and to increase liquidity through additional equity and debt financings and has a standing agreement with an institutional investment firm that could provide additional equity and debt financings.  The completion of these financings and the operational initiatives are expected to improve the Company’s cash flow and to help foster the implementation of the Company’s current initiatives and business plan.

BASIS OF PRESENTATION

The condensed consolidated financial statements of EnerLume Energy Management Corp. and subsidiaries for the three months ended September 30, 2008 and 2007 have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) and disclosures necessary to present fairly the financial position, results of operations and cash flows for the periods presented.  The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the SEC.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of EnerLume and its wholly-owned subsidiaries since the date of acquisition.  The consolidated financial statements reflect the accounts and results of corporate dining and unitized meals as discontinued operations for the three months ended September 30, 2007 within the accompanying financial statements, as those assets are classified as assets held for disposition and liabilities to be assumed.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates.

INVENTORIES

Inventories consist of finished goods, primarily of electrical components and are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

REVENUE RECOGNITION

The Company derives its revenues from continuing operations from electrical customer contracts for service work performed and from the delivery to the distributor of energy efficiency products.  The Company recognizes revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectability is reasonably assured.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

REVENUE RECOGNITION (Continued)

Energy Services.  Our energy services segment recognizes revenues from contract installations on a percentage of completion basis and the installation of computerized products when the products are delivered and the installation is complete. Contract installations with the RS Services, Inc. subsidiary also can include contracts that extended beyond the fiscal reporting periods.  EnerLume accounted for these projects on a percentage of completion basis, which is governed by SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts.  As work in progress continues, the contracts specify for progress payments and the acceptance of the work from the buyer as delivered.  The measurement of performance during the recognition process is calculated by the contract value of the total work to date.  The contract billings require a set invoicing schedule either on a monthly and/or quarterly basis.  Revenue is recognized based on the performance rendered at the measurement date.

Energy Efficiency Products. EnerLume recognizes product revenue at the time of delivery with the channel partner which EnerLume has a direct contractual agreement.   Title to the products delivered are transferred with a fixed fee upon fully accomplishing the terms of the agreement, and collectability is reasonably assured, as governed by SEC Staff Accounting Bulletin #104 (SAB 104).  Under SAB 104, revenue is realized and earned when all of the following are met:  i) persuasive evidence of an arraignment is met, ii) delivery has occurred or services rendered, iii) sellers price to buyer is fixed or determinable, and iv) collectability is reasonably assured.

RESEARCH AND DEVELOPMENT

Research and development costs related to our energy management division are charged to expense when incurred.  The amount charged to expense for the three months ended September 30, 2008 and 2007 was $36,205 and $2,364 respectively.

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

Net loss per common share was computed based upon 13,662,230 and 10,880,416 weighted average number of common shares outstanding during the three months ended September 30, 2008 and 2007, respectively.

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

The September 30, 2007 preferred stock dividend declared of $8,000 has been added to the net loss of $1,140,076 for the quarter ended September 30, 2007 to calculate the net loss applicable to common stockholders of $1,148,076 and the corresponding net loss per common share of $0.11.  There was no preferred stock dividends for the three months ended September 30, 2008.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NET EARNINGS (LOSS) PER COMMON SHARE (Continued)

Convertible preferred shares subject to potential dilution totaled 266,667 for the quarter ended September 30, 2007. Shares under stock purchase options totaled 1,472,000 and 1,143,278 for the quarters ended September 30, 2008 and 2007, respectively.  Shares under warrants totaled 5,400,715 and 2,344,929 for the quarters ended September 30, 2008 and 2007, respectively.  Convertible notes subject to potential dilution totaled 4,840,426 shares for the quarter ended September 30, 2008.

SEGMENT INFORMATION

The Company’s primary operating segments are the energy services segments of RS Services and energy efficiency product segment consisting of EnerLume Corp.

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

The Company recorded the cost of stock options in the September 30, 2008 period of $6,959 and in the September 30, 2007 period of $6,141.  There were no stock options granted to employees during the September 30, 2008 and 2007 period.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENTLY ISSUED ACCOUNTING STANDARDS

During September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements, are effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal year 2008 for the Company). In February 2008, the FASB issued FASB Staff Positions (‘‘FSP’’) 157-1, which amended SFAS 157 to remove leasing transactions accounted for under SFAS 13, ‘‘Accounting for Leases’’ and FSP 157-2, which deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008 (fiscal year 2009 for the Company).   The Company is currently evaluating the impact of SFAS No. 157 for nonfinancial assets and liabilities on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160 “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (SFAS 160”).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited. The Company does not have noncontrolling interests in subsidiaries and believes that SFAS 160 will not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS 141 (Revised 2007) “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS141R applies prospectively to business combinations which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company has not yet determined the impact, if any, that the implementation of SFAS No.141R will have on results of operations of financial condition as a result of any acquisitions the Company may consummate.

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

FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement.  SFAS No. 157 is effective for the Company’s fiscal year beginning July 1, 2008 and for interim periods within that year.  The implementation of SFAS No. 157 for financial assets and financial liabilities, effective July 1, 2008, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2 -	DISCONTINUED OPERATIONS OF FOOD SERVICE DIVISION

The fiscal 2007 period reflects the food service division classified as assets held for sale and reported as discontinued operations.  The food service division was sold in October 2007 which resulted in a gain on the sale in the aggregate of $778,590 during the year ended June 30, 2008.

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

The Corporate Dining accounts are classified as discontinued operations in the consolidated financial statements as of September 30, 2007.

Summarized operating data for the discontinued operations of Corporate Dining are as follows:

Sept 30, 2007
Net revenue	$2,937,382
Income before taxes	140,638
Income taxes	3,000
Income from discontinued operations	$137,638

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 2 -	DISCONTINUED OPERATIONS OF FOOD SERVICE DIVISION (Continued)

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

Prior to the transaction, Gilbert Rossomando was the president of this division and Mark Cerreta was the executive vice president of this division. Messrs. Rossomando and Cerreta are the sole shareholders of Lindley Acquisition Corporation. Messrs. Rossomando and Cerreta resigned as officers of the Company effective at the closing date, and Mr. Rossomando resigned as a member of the board of Directors as of September 28, 2008.  The Company believes the sale was fair to the Company and its shareholders based upon a fairness opinion provided by an independent valuation firm. In addition, the Company’s audit committee reviewed the transaction and the Company’s board of directors approved the transaction based upon the conclusion the terms were no less favorable than generally available to an independent third party.

The unitized meals accounts are classified as discontinued operations in the consolidated financial statements as of and for the three months ended September 30, 2007.

Summarized operating data for the discontinued operations of unitized meals are as follows:

Sept 30, 2007
Net revenue	$3,793,967
Income before taxes	93,595
Income taxes	12,000
Income from discontinued operations	$81,595

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 3 -	DEMAND NOTE PAYABLE

RS Services has a revolving line of credit with a bank which provides for borrowings up to a maximum on $500,000 and matured on November 5, 2008, which is anticipated to be renewed.  Interest is calculated based on a variable rate index equal to the Wall Street Journal prime rate daily plus 1% per annum (6.00% at September 30, 2008).  The note is collateralized by certain assets of RS and has an outstanding balance of $292,931 and $293,223 at September 30, 2008 and June 30, 2008 respectively.

NOTE 4 -	DEBT

SECURED DEBT

On July 23, 2007, the Company closed the sale of $850,000 of subordinated secured convertible promissory notes (“Notes”) in a private placement to a limited number of accredited investors. The Notes bear interest at the rate of 12.00% per annum, payable semi-annually on December 31 and June 30. The Notes had an initial maturity date of June 30, 2008, and the unpaid principal balance due and interest accruing on the Notes is convertible at the option of the holder into the Company’s common stock at $2.12 per share. The offer and sale of the Notes was conducted by the officers and directors of the Company who did not receive a commission or other remuneration. As security for the payment of the Notes and the performance by the Company of its obligations, the Company assigned to the Noteholders a security interest in all of its right, title and interest in the patent pending and brand name rights relating to the Company’s EnerLume | EM® energy saving-device.

Between June 2008 and September 2008 the Company entered into a promissory note extension agreement with the holders of the Notes to amend the maturity date of the Notes pursuant to a promissory note extension agreement, in which the maturity date for the Notes was extended to June 30, 2010.  In July 2008 the Company paid $50,000 as principal to one investor and extended the maturity of the balance of the Notes. The Notes shall continue to accrue interest at the rate of 12% per annum in accordance with the original terms of the Note.  As an inducement to extend maturity holders received warrants to purchase an aggregate 433,850 shares of the Company’s common stock exercisable until June 30, 2013 at $0.75 per share.  The Company recorded an unamortized debt discount associated with the fair value of warrants issued under the Black Scholes method of $226,779.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 4 -	DEBT (Continued)

SECURED DEBT (Continued)

Pursuant to EITF No. 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, an embedded beneficial conversion feature has been recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in-capital.  That amount is calculated at the commitment date of July 23, 2007 as the difference between the conversion price and the fair value of the common stock.  The recorded discount resulting from allocation of proceeds to the beneficial conversion feature is amortized and recognized as interest expense over the minimum period from the date of issuance to the date at which the debt holder can realize that return using the effective yield method.   The market price of the Company’s shares when the Company committed to the July 23, 2007 private placement was $2.70 per share and the exercise price of the Note was set at $2.12 per share. A beneficial conversion feature was also recorded during the repricing of the convertible feature of the Notes on August 4, 2008 (see Note 5).   For the three months ended September 30, 2008 and 2007 the beneficial conversion feature recorded as interest expense was $264,859 and $44,500 respectively.

UNSECURED DEBT

On April 18, 2008 the Company completed the sale of 20 units consisting of 9% convertible unsecured promissory notes and common stock purchase warrants to 5 investors that met the definition of an “accredited investor” pursuant to Regulation D of the Securities Act of 1933.  The total proceeds to the Company were $1,000,000.  Each unit was sold for $50,000 per unit and also entitled the unit holder to 15,000 common stock purchase warrants which are exercisable for five years at $1.80 per warrant.  The notes  bear interest at a rate of 9% per year, payable semiannually in arrears in cash.  The notes will mature on April 18, 2010.  Holders may convert their notes and any accrued interest 6 months after the date of purchase into shares of common stock at a conversion rate of $1.50 per share.  One investor has requested his conversion right not to be effective until 12 months from the date of purchase to facilitate his investment objectives.  The Company did not pay a sales commission or other remuneration in connection with the sale of the notes. The fair value of the warrants of $234,240 under the Black Scholes method has been recorded as debt discount, resulting in a reduction in the carrying value of the related debt.  On August 4, 2008, the convertible feature on this note has been repriced to $0.47 per share.  (see Note 5)

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 4 -	DEBT (Continued)

UNSECURED DEBT (Continued)

On January 8, 2004, the Company commenced a private placement offering of $2,000,000 or eighty units at $25,000 per unit.  Each unit consisted of one 7.5% unsecured promissory note in the amount of $25,000 due January 31, 2009 and warrants to purchase 7,500 shares of common stock at an exercise price of $10.00 per share, exercisable from December 31, 2004 until January 31, 2009.  Interest began to accrue from the date of issuance, payable semi-annually on June 30 and December 31.  Unsecured notes payable to directors and other affiliated persons totaled $150,000 each at September 30 and June 30, 2008.  The Company sold a total of 80 units and received gross proceeds of $2,000,000 from the offering and issued warrants to purchase 600,000 shares.  The fair value of the warrants of $803,467 has been recorded as debt discount, resulting in a reduction in the carrying value of the related debt.  The debt discount is being amortized on a straight-line basis over the period of the related debt at an annual amount of $161,289.

Between June 2008 and September 2008 the Company entered into a promissory note extension agreement with the holders of the notes with a face value of $1,437,500 to amend the terms of the 7.5% unsecured promissory notes.  Pursuant to the promissory note extension agreements, the maturity date for the Unsecured Notes were extended to January 31, 2010, interest shall continue to accrue on the Unsecured Notes and the Company shall continue to pay interest payments under the terms of the Unsecured Notes until the amended maturity date.  As an inducement to the note holders to extend the maturity date, the Company issued aggregate warrants to purchase 731,250 shares of the Company’s common stock exercisable until June 30, 2014 at $0.75 per share.  Such warrants were valued at $399,110 under the Black Scholes method.  This debt discount will be amortized over the remaining term of the Notes.

On July 30, 2008, the Company completed the sale of one unit consisting of an 18% convertible unsecured promissory note and common stock purchase warrants to one investor that met the definition of an “accredited investor” pursuant to Regulation B of the Securites Act of 1933.  The total net proceeds to the Company were $500,000.  The unit was sold for $500,000 and entitled the unit holder to 250,000 common stock purchase warrants which are exercisable for a five year period at $0.54 per warrant. The unit bears interest at a rate of 18% per annum, payable at maturity in arrears in cash.  The unit will mature and be payable in full on January 30, 2009.  The Holder may convert the unit and any accrued interest thereon, on January 30, 2009 into shares of common stock at a conversion rate of $0.47 per share.  The Company did not pay a sales commission or other remuneration in connection with the sale of the unit.  The unit was purchased by the brother of Nicholas Troiano, a current director.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 4 -	DEBT (Continued)

UNSECURED DEBT (Continued)

On September 30, 2008, the Company completed the sale of 2.5 units consisting of an 18% convertible unsecured promissory note and common stock purchase warrants to five investors that met the definition of an “accredited investor” pursuant to Regulation D of the Securities Act of 1933.  The total net proceeds to the Company were $125,000.  The units were sold for $50,000 and entitled the unit holder to 25,000 common stock purchase warrants which are exercisable for a five year period at $0.54 per warrant.  The note bears interest at a rate of 18% per annum, payable at maturity in arrears in cash.  The note will mature and be payable in full six months from the date of issuance.  The Holders may convert the note and any accrued interest thereon after six months from the date of issuance into shares of common stock at a conversion rate of $0.47 per share.  The Company did not pay a sales commission or other remuneration in connection with the sale of the note

The warrants issued from the 18% convertible unsecured promissory note were aggregated and valued at $111,921 under the Black Scholes method and will be amortized over the remaining term of the units.   The Company also recorded a beneficial conversion feature of $151,814 as a discount and being amortized over six months to interest expese.

NOTE 5 -	STOCKHOLDERS’ EQUITY

The Company did not grant any stock options during the three months ended September 30, 2008 and recorded no forfeitures as actual terminations according to the plan policy.

COMMON STOCK AND WARRANTS

On July 1, 2008, The Company issued 68,750 shares to the members of the Board pursuant to the scheduled quarterly and annual compensation plan in the fourth quarter of fiscal 2008. The value of the shares granted totaled $55,000 and were accrued as of June 30, 2008.

In September 2008, EnerLume granted 363,723 shares of common stock upon conversion of $150,000 plus interest of $40,910 of the $850,000 of subordinated secured convertible promissory notes.  The securities were issued at a conversion price of $0.47.

REPRICE AGREEMENTS

The Company recorded an aggregate charge to earnings of $135,841 from the following warrant reprice agreements:

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

REPRICE AGREEMENTS (Continued)

On August 4, 2008 the Company offered to investors of the holders of its 9% unsecured promissory notes dated April 18, 2008 the option to change the convertible feature of the note from $1.50 per share to $0.47 per share and to reprice the holders’ warrants from an exercise price of $1.80 per share to $0.54 per share.

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

The provision for income taxes for discontinued operations consists of current state income taxes of $15,000 for the three months ended September 30, 2007.

As of September 30, 2008, the Company has federal net operating loss carryforwards of approximately $29,484,000 expiring through fiscal 2028.

The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.  The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.  At September 30, 2008, the Company has recorded a valuation allowance for all of its net deferred tax assets and for the quarter ended September 30, 2008 the Company increased the valuation allowance by approximately $568,372.

The Company adopted the provisions of FIN 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of SFAS No. 109” (“FIN 48”) on July 1, 2007, and the adoption did not have an impact on the consolidated financial statements.  The Company classifies any interest and penalty payments or accruals within operating expenses on the financial statements.  There were no accruals on interest or penalties nor were there unrecognized tax benefits at the date of adoption of FIN 48.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 7 -	CONTINGENCIES

LEGAL MATTERS

The Company has established an accrual for all maximum estimated potential losses that it expects to incur from the below actions pursuant to SFAS 5, “Accounting for Contingencies”.

State Court Derivative Action

On September 28, 2005, the Company was named as a nominal defendant in a derivative action filed in the Connecticut Superior Court in Bart Hester v. Geoffrey W. Ramsey, et al.,  Docket No. UWY-CV-05-5001448-S (“Hester” action).  The action named as defendants the Company’s then existing board, Geoffrey Ramsey and Roger Lockhart. The Hester complaint asserted claims based on a press release issued by the Company in July 2005 regarding its commercial relationship with a major retail chain.  The Hester action essentially duplicated an earlier-filed derivative action in federal court.  Following the settlement of the federal action, all parties in Hester filed a joint motion to dismiss the suit with prejudice, which the court granted on September 2, 2008.

State and Federal Court Individual Suits

On May 2, 2006, 47 plaintiffs who alleged that they had purchased the Company’s securities at artificially inflated prices in reliance on the July 2005 press release sued the Company in the Connecticut Superior Court in Enrique Jose Contreras, et al., v. Host America Corp., Docket No. No. UWY-CV-06-4013754-S (“Contreras” action). The Contreras amended complaint asserts claims under state law, including fraud and negligent misrepresentation. On June 25, 2007, the same plaintiffs’ group filed a separate complaint under the federal securities laws in the federal district court in Connecticut against David J. Murphy, Geoffrey Ramsey, Peter Sarmanian, and Roger D. Lockhart, in the matter Anil Sawant, et al. v. Geoffrey W. Ramsey, et. al., Civil Action No. 07-cv-980 (VLB).  Plaintiffs in the two cases claim aggregate damages of approximately $2.93 million.  The Company and its past and present officer and director defendants have tentatively agreed in principal with the plaintiffs to settle both actions. The tentative agreement is subject to various contingencies, including items which remain under discussion, and will not become binding until the parties have executed a written settlement stipulation, which is currently being drafted.  There is no assurance that a settlement will be finalized.  In the event a settlement is not concluded, the Company believes that it has substantial and meritorious defenses to the action.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 7 -	CONTINGENCIES (Continued)

LEGAL MATTERS (Continued)

Anne and Debra Ramsey Arbitration

On December 2, 2005, a Demand for Arbitration was filed by Anne Ramsey and Debra Ramsey alleging that their employment was terminated in breach of employment agreements that they purportedly entered into with the Company.  Anne Ramsey, the sister of Geoffrey Ramsey, was the Company’s former Human Resource Director and had served on the Board of Directors until June 18, 2007. Debra Ramsey is the wife of Geoffrey Ramsey and was a former administrative assistant for the Company.  The Company terminated both individuals on November 23, 2005.  On or about March 20, 2006, the Company instituted an injunction proceeding in the New Haven Superior Court to permanently enjoin this arbitration on the basis that the Company never authorized the employment agreements relied upon by Anne and Debra and therefore such contracts were void. The matter was tried in November, 2006 and the Court rendered a decision on January 8, 2007 denying a permanent injunction. On January 26, 2007 the Company filed an appeal of the Superior Court decision in the Connecticut Appellate Court and thereafter filed a Motion for Stay with the Superior Court which was granted. On July 5, 2007 the Company filed its brief with the Appellate Court and oral argument occurred on March 10, 2008.  On May 20, 2008, the Connecticut Appellate affirmed the Superior Court’s decision.  Thereafter the Company filed a petition for certification on June 27, 2008 with the Supreme Court in the State of Connecticut which the Supreme Court denied.  An arbitration hearing is scheduled for January 11-13, 2009.  The Company intends to continue to vigorously defend itself against the claims of Anne and Debra Ramsey.

Wal-Mart Stores, Inc. v. Eaton Corp. & RS Services

On July 9, 2008, RS Services, Inc., was named as a co-defendant with Eaton in a lawsuit initiated by Wal-Mart arising from an industrial accident in July 2006.  The case is docket number 08CV1141and was filed in Adams County District Court in the State of Colorado.  Wal-Mart claims breach of contract and negligence against the defendants.  It seeks damages for worker’s compensation benefits paid to its employees, property damage, lost profits, and other items.  In accordance with the liability insurance policy, RS Services, Inc. has submitted the defense of this case to its liability carrier.  Management believes that the liability carrier for RS Services, Inc. will cover all expenses, including damages, relating to this suit as part of the liability policy and without additional expense by RS Services, Inc.

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

Business segment financial information as of and for the three months ended September 30, 2008 is as follows:

	Energy Services	Energy Products	Corporate	Total
Sales to unaffiliated customers	$1,275,864	$28,206	$-	$1,304,070
Segment loss	(390,188)	(262,187)	(1,691,490)	(2,343,865)
Depreciation and amortization	70,733	4,412	8,022	83,167
Provision for income taxes	-	-	-	-
Segment assets	1,906,475	574,351	175,096	1,845,922

Business segment financial information for the three months ended September 30, 2007 is as follows:

	Energy Services	Energy Products	Corporate	Total
Sales to unaffiliated customers	$2,161,919	$15,142	$-	$2,177,061
Segment profit (loss)	177,183	(207,005)	(1,329,487)	(1,359,309)
Depreciation and amortization	82,619	2,719	7,503	92,841
Provision for income taxes	-	-	-	-
Segment assets	2,057,702	433,169	1,282,169	3,773,040

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 9 -	SUBSEQUENT EVENTS

PRIVATE PLACEMENTS

On October 17, 2008, the Company completed the sale of .5 units consisting of an 18% convertible unsecured promissory note and common stock purchase warrants to one investor that met the definition of an “accredited investor” pursuant to Regulation D of the Securities Act of 1933.  The total net proceeds to the Company were $25,000.  The .5 unit entitled the unit holder to 12,500 common stock purchase warrants which are exercisable for a five year period at $0.54 per warrant.  The note bears interest at a rate of 18% per annum, payable at maturity in arrears in cash.  The note will mature and be payable in full six months from the date of issuance.  The Holder may convert the note and any accrued interest thereon into shares of common stock at a conversion rate of $0.47 per share.  The Company did not pay a sales commission or other remuneration in connection with the sale of the note.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  “Forward-looking statements” are those statements that describe management’s beliefs and expectations about the future.  Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the “Risk Factors” section of our Annual Report for the fiscal year ended June 30, 2008 on Form 10-K.

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

We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this Quarterly Report on Form 10-Q to identify forward-looking statements.  These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements.  The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our ability to develop, retain and renew Master Channel Partner and service related contracts;
•	uncertainties in the competitive bidding process;
•	our dependence on key personnel;
•	the outcome of existing litigation and the potential for new litigation;
•	intense competition in the industry segments in which we operate on a local and national level;
•	the integration and success of the early stage energy management division and its ability to produce favorable revenue and profitability; and
•	other factors including those discussed under “Risk Factors” in Item 1A of our Annual Report for the fiscal year ended June 30, 2008 on Form 10-K.

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

Overview

We are an outsource provider of electrical energy efficiency products and electrical energy management services that enable customers to manage their lighting infrastructure more effectively and reduce energy costs.  We believe as the economic cost of energy rises and the demand for energy conservation continues to increase, our mission is to provide products and design systems that provide new levels of efficient utilization of energy and utilities.

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

Recent Developments

This section covers developments beginning in the first quarter of fiscal 2009 (beginning July 1, 2008), the last period for which reports were provided to shareholders.

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

On September 30 and October 17, 2008, we completed the sale of an aggregate of 3 units consisting of an 18% convertible unsecured promissory note and common stock purchase warrants to six investors that met the definition of an “accredited investor” pursuant to Regulation D of the Securities Act of 1933.  The total net proceeds to the Company were $150,000.  The units were sold for $50,000 and entitled the unit holder to 25,000 common stock purchase warrants which are exercisable for a five year period at $0.54 per warrant.  The note bears interest at a rate of 18% per annum, payable at maturity in arrears in cash.  The note will mature and be payable in full six months from the date of issuance.  The Holders may convert the note and any accrued interest thereon after six months from the date of issuance into shares of common stock at a conversion rate of $0.47 per share.  The Company did not pay a sales commission or other remuneration in connection with the sale of the note.

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

Departure of Director

On September 28, 2008, Gilbert Rossomando resigned as a member of the Board of Directors the Company, effective on that date.

Outlook

We plan to grow our business and obtain eventual profitability mainly through sales derived from strategic alliances with our channel partner distributorships, including the channel partner network under the currently contracted independent master channel partner.  Additionally, we believe in our plans for new product development to complement our existing technology and introduce new energy savings and efficiency products to the market.

We are currently having difficulty meeting unpaid vendor and other support obligations.  Our overall short term cash outlook is directly dependent on our success of immediate fundraising efforts, which are imperative for us to continue as a going concern.  In the event that we are unable to extend or refinance our debt or obtain additional capital on a timely basis and on acceptable terms, we will be required to take further steps to attempt to acquire the funds necessary to satisfy our short-term cash needs or may be forced to restructure operations. Our potential inability to address our January 2009 debt maturities in a satisfactory fashion raises substantial doubts as to our ability to continue as a going concern.

We will continue to search for new and innovative ideas to develop products that will provide electrical energy efficiency.  Continuing development of new products such as daylight harvesting, electric heating, demand response, lighting ballast and lamps as well as energy efficiency for HID lighting will compliment our existing EnerLume│EM® product and help expand into a larger market presence.  We aspire to develop a complete lighting system, including ballast, lamps and light fixture together with EnerLume│EM® which, when used together, will provide maximum energy savings.  As new ideas emerge from new and existing technology for energy efficiency, we will research the feasibility of developing such technology to help reduce electrical demand to satisfy the global need for energy conservation.

We have accomplished, through independent channel partner deployment and through our marketing efforts, increased market awareness of our EnerLume | EM® product.  Potential installations include apartment communities, warehouse distribution centers, military installations and other commercial and industrial applications.  The product has evolved from installation of the product for demonstration and verification purposes to more order-based installations.  Independent tests of the product have verified an electrical energy consumption savings of up to 15%, and, as a result we have instituted a money back guarantee to the end user.

In the annual report filed on Form 10-K for the fiscal year of 2008 we disclosed that we had experienced longer sales cycles with our product than initially anticipated and also disclosed that we experienced a more cautious approach from public acceptance to the new technology which was unforeseen in our prior forecasts and guidance.  We do not anticipate this trend to continue into the fiscal year of 2009, as we have adopted marketing outreach programs through channel partner relationships and potential third party distribution channels to both market and cross-market energy efficiency products.  We believe that our solution to energy efficiency will be part of an end-user overall energy reduction plan as we can provide needed cost savings that energy coconscious retail and warehouse chains demand.

Our short-term cash requirements have steadily declined as we focus on cost cutting initiatives for future costs.  Our longer term plan is to improve our cash flow through continued focus, deployment and promotion of our energy efficiency product, EnerLume | EM®. We also plan to continue our efforts to identify ways of reducing operating costs and to increase liquidity through additional equity and debt financings and have entered into an agreement with an institutional investment firm that could provide additional equity and debt financings.  The completion of these financings and the operational initiatives are imperative to improving our cash flow and to help foster the implementation of our current initiatives and business plan.

We are also currently involved in litigation that can have an adverse effect on our operations.  If an unfavorable ruling with any or all of these legal matters occurs, we may be forced to either restructure operations, or take other necessary and appropriate matters that could potentially limit our ability to continue operations.

Results of Operations
Three months ended September 30, 2008 (the “2008 Period”) vs. three months ended September 30, 2007 (the “2007 Period”)

The following are our net revenues from continuing operations for:

	2008 Period	2007 Period	Variance	% Variance

Energy Services	$1,275,864	$2,161,919	$(886,055)	-41.0%
Energy Products	28,206	15,142	13,064	86.3%

Total Revenues	$1,304,070	$2,177,061	$(872,991)	-40.1%

We have experienced an aggregate revenue decrease from continuing operations of 40.1% as compared to the 2007 Period. The decrease in energy services revenue is a direct reflection of the shortfall of revenue associated with installation and product servicing of approximately $781,000 mainly attributable to the on-hold status of previously scheduled submetering and related repairs. Additionally, switchgear and retrofit services from both multi-location contractor and subcontractor contract revenues were also on hold in the 2008 Period which resulted in a revenue decrease of approximately $227,000.  These services include replacing older, less efficient equipment and similar electrical devices and replacing them with new, and more updated energy efficient devices, such as circuit breakers and florescent lighting tubes and ballasts. As the overall downturn in the macro-economic environment commenced in the 2008 Period, we experienced the direct result of the decision to suppress capital spending from our major customer. We anticipate this revenue decrease from the 2007 Period to continue until improvements in the macro-economic environment take hold. These variances were partially offset by a favorable revenue variance of approximately $122,000 from the 2007 Period relating to a one time revenue adjustment associated with ground-up construction billing adjustments.  Ground-up construction revenue had not been pursued after January 2007, and we anticipate this favorable variance to diminish in subsequent periods.  RS Services has an established business in the electrical and energy management field on a national scale as well as having a UL-approved panel shop for the assembly of products.

Our principal energy efficiency product, EnerLume | EM®, has experienced a longer sales cycle than initially anticipated.  We have also experienced a more cautious approach from public acceptance and had to overcome a proof of concept stage with new energy efficiency technology from channel partner clients and prospects which was heretofore difficult to forecast.  Additionally, current economic conditions that have negatively affected retail and other overall consumer confidence measurements have created a challenge to the timely execution of our business plan.  We do not anticipate this trend to continue into the fiscal year of 2009.  Revenues from technical service support of $28,206 in the 2008 Period include the services, as well as consulting and training of support for our channel partner network. Technical service support sales recorded in the 2007 Period were approximately $15,142.  We also anticipate technical service sales to increase as a direct relation to an increase in product sales.  We continue to develop new product line opportunities to support our energy products segment.  Our EnerLume | EM® is a lighting energy efficiency device that is designed to reduce excess kilowatts ordinarily required for operating magnetic or electronic ballasts used in fluorescent lighting systems, and manages the incoming power so the ballasts draw energy when the power transmission is most efficient.  This reduces energy costs while reducing light level amounts virtually undetectable by the human eye.  We intend to continue to market the EnerLume | EM® via channel partners to market leaders in industry segments (retail, commercial, industrial, and institutional), which we believe will lend credibility and name brand recognition to our product.  Since our fiscal year end June 30, 2008, we have signed agreements with two additional direct channel partners to market EnerLume | EM®.

The following are our direct costs and margins from continuing operations for:

	2008 Period	2007 Period	Variance	% Variance
Cost of revenues from:
Energy Services	$1,133,919	$1,417,955	$(284,036)	-20.0%
Energy Products	27,481	68,000	(40,519)	-59.6%

Total costs of revenues	$1,161,400	$1,485,955	$(324,555)	-21.8%

	2008 Period	2007 Period	Variance
Direct cost margins from:
Energy Services	11.1%	34.4%	-23.3%
Energy Products	2.6%	-349.1%	351.7%

Total direct cost margin	10.9%	31.7%	-20.8%

The Company’s cost of revenues from continuing operations represent the direct cost of job materials and direct wages for electrical installations relating to energy services, as well as direct product costs and labor associated with technical training and servicing our channel partners for our energy products segment.  Energy services costs throughout the 2008 Period experienced a cost savings reduction of approximately $395,900 directly related to subcontractor and other related cost reductions.  This savings reduction was partially offset by increased direct wage costs of approximately $93,900.  Material costs also increased approximately $29,900.  Depreciation directly related to cost of goods sold decreased by $11,900 from the 2007 Period. Our energy products segment direct costs experienced a favorable variance from the 2007 period of $40,519 as we recorded cost savings in technical service support sales.  The 2008 and 2007 Period direct cost margins reflect the out of pocket labor and technical training tools associated with the ramp up of technical service support sales to support the growth in the energy products segment. We anticipate a higher margin trend from energy products to continue in the future as product sales increase.

The following is our other operating costs from continuing operations for:

	2008 Period	2007 Period	Variance

SG&A	$1,538,670	$1,452,151	$86,519
Depreciation and amortization	45,298	43,034	2,264
Research and development	36,205	2,364	33,841

Total other operating costs	$1,620,173	$1,497,549	$122,624

Selling, general and administrative expenses from continuing operations consist primarily of management and clerical salaries, legal, accounting and other professional fees, liability insurance, facility rentals, repairs, maintenance, utilities, commissions, travel and various other costs.  The nominal SG&A increase over the 2007 Period is attributable to a one time aggregate charge to earnings of approximately $136,000 for repricing the warrants held by recent investors holding warrants with exercise prices of $0.75, $1.80 and $2.25 per share to $0.54 per share, being partially offset by favorable variances in legal fees.  Depreciation and amortization increased by a nominal $2,264 in the 2008 Period. The balance of the increase in operating costs and expenses is related to research and development costs relating to the development of the EnerLume | EM® product. We recognized an increase in research and development costs of $33,841 associated with our energy management product.

The following is our income from discontinued operations:

	2008 Period	2007 Period	Variance

Corporate dining	$-	$137,638	$(137,638)
Unitized meals	-	81,595	(81,595)

Total discontinued operations	$-	$219,233	$(219,233)

In the 2007 Period, corporate dining revenues were $2,937,382, cost of revenues was $2,696,116, income from operations was $140,638 and provision for income taxes were $3,000.  In the 2007 Period, unitized meals revenues was $3,793,967, cost of revenues were $3,068,356, income from operations was $93,595 and provision for income taxes were $12,000.

Other Costs:

In the 2008 Period, we recorded the beneficial conversion charge to interest of approximately $531,000 mainly associated with the repricing of all our outstanding convertible notes to $0.47 per share, and with the issuance of the 6 month, 18% convertible note during the period. In the 2007 period, beneficial conversion charge to interest was $44,500.  The decrease in the 2008 Period for amortization of deferred financing costs as compared to the 2007 Period was $68,921.  The decrease in the 2008 Period for amortization of debt discount charges as compared to the 2007 Period was $11,351.  Additionally, interest expense, excluding beneficial conversion, decreased approximately $93,000 for the 2008 Period when compared to the 2007 Period.

Net Loss:

EnerLume incurred a net loss of $2,343,865 for the 2008 Period, as compared to a net loss of $1,140,076 for the 2007 Period.  The net loss in the 2008 Period resulted largely from loss from operations and the recording as interest expense the non-cash beneficial conversion charge of convertible debt issued and the repricing of convertible debt and outstanding warrants associated with our prior debt financings and equity funding.  The net loss in the 2007 Period primarily resulted from non cash charges of debt discount amortization, beneficial conversion charges and deferred financing costs associated with our debt financings.

Liquidity and Capital Resources

We are currently dependent on debt and/or equity financings to fund our daily operations and for working capital and are currently challenged with unpaid vendor and other support obligations.  Our overall short term cash outlook is directly dependent on our success of immediate fundraising efforts, which are imperative for us to continue as a going concern. Our cash flow had been mainly consumed by operational costs associated with general and administrative and legal and professional fees, as well as increasing costs pertaining to the deployment of our EnerLume | EM® energy efficiency product.  We anticipate securing near term debt and/or equity financings to continue as a going concern until we can sustain positive free cash flow from operations.

In the fiscal year of 2008 we reported that we experienced longer sales cycles with our product than initially anticipated and also experienced a more cautious approach from public acceptance and had to overcome a proof of concept stage with new energy efficiency technology from channel partner clients and prospects which was difficult to forecast.   Additionally, current economic and credit market conditions have negatively affected retail and other overall consumer confidence measurements which in turn have created challenge to the timely execution of our business plan. We do not anticipate the impact of the macro economic trends to continue, and our ability to market our energy efficiency has experienced a favorable success rate with initial demonstration sites.  We feel confident that our solution to energy efficiency will be embraced as a part of an overall nationwide energy reduction plan that can provide cost efficiencies and savings to end users of electrical energy.

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

We have experienced a cash decrease in the 2009 Period of $314,322.  The net cash used in operating activities of continuing operations was $832,894.  Net cash used in investing activities of continuing operations was $26,499 from purchases of equipment and improvements.  Net cash provided by financing activities of continuing operations of $545,007 resulted largely from cash received from debt fundraisings net of payment of long-term debt.

We anticipate additional cash outflows in the fiscal year of 2009 to pay down current and past payable obligations associated with existing legal obligations, as well as past vendor and other support obligations.

Our current ratio as of September 30, 2008 was .26 and at June 30, 2008 was ..33.  Our current liabilities increased mainly as a result of the issuance of the short term 18% bridge loan financing. We will have due and payable a short term obligation in January 2009 of $562,500 before unamortized debt discount associated with the holders of the 7.5% unsecured promissory note who have elected not to extend their maturities.  We will also have due and payable a short term obligation in January and March 2009 of $500,000 and $150,000 respectively, associated with the 18% convertible bridge loan we entered into on July 30 and September 30, 2008, respectively.  Our accounts payable obligations mainly comprise of aged legal and professional fees primarily associated with the events surrounding the July 12, 2005 press release of approximately $975,000. In the event that we are unable to extend or refinance our debt or obtain additional capital on a timely basis and on acceptable terms, we will be required to take further steps to attempt to acquire the funds necessary to satisfy our short-term cash needs.  Our potential inability to address our January 2009 debt maturities in a satisfactory fashion raises substantial doubts as to our ability to continue as a going concern.

At September 30, 2008 the Company had a working capital deficiency and a stockholders’ deficiency of $4,308,123 and $6,262,320 respectively, and a net loss of $2,343,865. These matters raise substantial doubt about our ability to continue as a going concern.

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

On September 30 and October 17, 2008, we completed the sale of three units consisting of an 18% convertible unsecured promissory note and common stock purchase warrants to six investors that met the definition of an “accredited investor” pursuant to Regulation D of the Securities Act of 1933.  The total net proceeds to the Company were $150,000.  The units were sold for $50,000 and entitled the unit holder to 25,000 common stock purchase warrants which are exercisable for a five year period at $0.54 per warrant.  The note bears interest at a rate of 18% per annum, payable at maturity in arrears in cash.  The note will mature and be payable in full six months from the date of issuance.  The Holders may convert the note and any accrued interest thereon into shares of common stock at a conversion rate of $0.47 per share after six months from the date of issuance.  The Company did not pay a sales commission or other remuneration in connection with the sale of the note.

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

Critical Accounting Policies

There have been no major changes to the critical accounting policies as outlined in the Company’s June 30, 2008 Annual Report on Form 10-K.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company is a small reporting company and is not required to provide this information.

ITEM 4(T).   Controls and Procedures

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

In connection with the preparation of this quarterly report on Form 10-Q for the quarter ended September 30, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.

To correct prior deficiencies, we had retained the services of a third party contractor to review our internal controls and recommend additional procedures.  Our service provider had prepared, and we had initiated, recommendations to further improve our controls and devise systems to facilitate the segregation of duties and procedures with our existing accounting staff levels.

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

Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), referred to as the Internal Control- Integrated

Framework.  Based on this assessment, management, with the participation of our principal executive officer and principal financial officer, has determined that we have maintained effective internal controls over financial reporting as of September 30, 2008.

Changes in Internal Control over Financial Reporting

There have been no changes in internal controls over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonable likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

State Court Derivative Action

On September 28, 2005, the Company was named as a nominal defendant in a derivative action filed in the Connecticut Superior Court in Bart Hester v. Geoffrey W. Ramsey, et al.,  Docket No. UWY-CV-05-5001448-S (“Hester” action).  The action named as defendants the Company’s then existing board, Geoffrey Ramsey and Roger Lockhart. The Hester complaint asserted claims based on a press release issued by the Company in July 2005 regarding its commercial relationship with a major retail chain.  The Hester action essentially duplicated an earlier-filed derivative action in federal court.  Following the settlement of the federal action, all parties in Hester filed a joint motion to dismiss the suit with prejudice, which the court granted on September 2, 2008.

State and Federal Court Individual Suits

On May 2, 2006, 47 plaintiffs who alleged that they had purchased the Company’s securities at artificially inflated prices in reliance on the July 2005 press release sued the Company in the Connecticut Superior Court in  Enrique Jose Contreras, et al., v. Host America Corp., Docket No. No. UWY-CV-06-4013754-S (“Contreras” action). The Contreras amended complaint asserts claims under state law, including fraud and negligent misrepresentation. On June 25, 2007, the same plaintiffs’ group filed a separate complaint under the federal securities laws in the federal district court in Connecticut against David J. Murphy, Geoffrey Ramsey, Peter Sarmanian, and Roger D. Lockhart, in the matter Anil Sawant, et al. v. Geoffrey W. Ramsey, et. al., Civil Action No. 07-cv-980 (VLB).  Plaintiffs in the two cases claim aggregate damages of approximately $2.93 million. The Company and its past and present officer and director defendants have tentatively agreed in principle with the plaintiffs to settle both actions. The tentative agreement is subject to various contingencies, including items which remain under discussion, and will not become binding until the parties have executed a written settlement stipulation, which is currently being drafted.  There is no assurance that a settlement will be finalized.  In the event a settlement is not concluded, the Company believes that it has substantial and meritorious defenses to the action.

Anne and Debra Ramsey Arbitration

On December 2, 2005, a Demand for Arbitration was filed by Anne Ramsey and Debra Ramsey alleging that their employment was terminated in breach of employment agreements that they purportedly entered into with the Company.  Anne Ramsey, the sister of Geoffrey Ramsey, was the Company’s former Human Resource Director and had served on the Board of Directors until June 18, 2007. Debra Ramsey is the wife of Geoffrey Ramsey and was a former administrative assistant for the Company.  The Company terminated both individuals on November 23, 2005.  On or about March 20, 2006, the Company instituted an injunction proceeding in the New Haven Superior Court to permanently enjoin this arbitration on the basis that the Company never authorized the employment agreements relied upon by Anne and Debra and therefore such contracts were void. The matter was tried in November, 2006 and the Court rendered a decision on January 8, 2007 denying a permanent injunction. On January 26, 2007 the Company filed an appeal of the Superior Court decision in the Connecticut Appellate Court and thereafter filed a Motion for Stay with the Superior Court which was granted. On July 5, 2007 the Company filed its brief with the Appellate Court and oral argument occurred on March 10, 2008.  On May 20, 2008, the Connecticut Appellate affirmed the Superior Court’s decision.  Thereafter the Company filed a petition for certification on June 27, 2008 with the Supreme Court in the State of Connecticut which the Supreme

Court denied.  An arbitration hearing is scheduled for January 11-13, 2009.  The Company intends to continue to vigorously defend itself against the claims of Anne and Debra Ramsey.

Wal-Mart Stores, Inc. v. Eaton Corp. & RS Services

On July 9, 2008, RS Services, Inc., was named as a co-defendant with Eaton in a lawsuit initiated by Wal-Mart arising from an industrial accident in July 2006.  The case is docket number 08CV1141and was filed in Adams County District Court in the State of Colorado.  Wal-Mart claims breach of contract and negligence against the defendants.  It seeks damages for worker’s compensation benefits paid to its employees, property damage, lost profits, and other items.  In accordance with the liability insurance policy, RS Services, Inc. has submitted the defense of this case to its liability carrier.  Management believes that the liability carrier for RS Services, Inc. will cover all expenses, including damages, relating to this suit as part of the liability policy and without additional expense by RS Services, Inc.

Other

In addition, there exists routine litigation incidental to the Company’s business, none of which is anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows.

Item 1A.     Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for fiscal year 2008.

Item 2.     Unregistered Sales of Equity Securities

Set forth below are the sales of unregistered securities that occurred during the quarter ended September 30, 2008.  Other than as described below, during the quarter ended September 30, 2008, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Form 8-K.

On July 30, 2008, we completed the sale of one unit consisting of an 18% convertible unsecured promissory note and common stock purchase warrants to one investor that met the definition of an “accredited investor” pursuant to Regulation D of the Securities Act.  The total net proceeds to the Company were $500,000.  The unit was sold for $500,000 and entitled the unit holder to 250,000 common stock purchase warrants which are exercisable for a five year period at $0.54 per warrant.  The note bears interest at a rate of 18% per annum, payable at maturity in arrears in cash.  The note will mature and be payable in full on January 30, 2009.  The Holder may convert the note and any accrued interest thereon, on January 30, 2009 into shares of common stock at a conversion rate of $0.47 per share. The Company did not pay a sales commission or other remuneration in connection with the sale of the note.  The unit was purchased by the brother of Nicholas Troiano, a current director.

The unit and the underlying securities were offered and sold without registration under the Securities Act in reliance upon the exemption provided by Section 4(2) and Rule 506 of Regulation D promulgated thereunder, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.  An appropriate restricted legend was placed on the securities issued.

On September 30 and October 17, 2008, we completed the sale of three units consisting of an 18% convertible unsecured promissory note and common stock purchase warrants to six investors that met the definition of an “accredited investor” pursuant to Regulation D of the Securities Act.  The total net proceeds to the Company were $150,000.  The units were sold for $50,000 and entitled the unit holder to 25,000 common stock purchase warrants which are exercisable for a five year period at $0.54 per warrant.  The note bears interest at a rate of 18% per annum, payable at maturity in arrears in cash.  The note will mature and be payable in full six months from the date of issuance.  The Holders may convert the note and any accrued interest thereon into shares of common stock at a conversion rate of $0.47 per share after six months from the date of issuance.  The Company did not pay a sales commission or other remuneration in connection with the sale of the note.

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

ENERLUME ENERGY MANAGEMENT CORP.

Date: December 5, 2008	By: /s/ David J. Murphy
David J. Murphy, President and Chief Executive Officer

Date: December 5, 2008	By: /s/ Michael C. Malota
Michael C. Malota Chief Financial and Accounting Officer