Form 10-Q
period 2008-12-31
EnerLume Energy Management Corp.
filed 2009-03-26
CIK 809012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

On March 20, 2009, there were 14,071,728 shares of the registrant’s common stock, $.001 par value, outstanding.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2008

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2008 (Unaudited)	June 30, 2008 (Audited)
CURRENT ASSETS
Cash and cash equivalents	$26,367	$409,672
Accounts receivable, net of allowance for doubtful accounts of $61,000, at December 31 and June 30, 2008	705,309	547,848
Inventories	256,460	259,145
Prepaid expenses and other current assets	329,850	357,622
Total current assets	1,317,986	1,574,287

EQUIPMENT AND IMPROVEMENTS, net	195,501	291,990

OTHER ASSETS
Other	19,360	19,360
Deferred financing costs, net	20,185	30,229
Intangible assets, net	67,500	97,500
	107,045	147,089
Total Assets	$1,620,532	$2,013,366

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Demand note payable	$286,971	$293,223
Current portion of secured debt	147,168	172,264
Current portion of unsecured debt	1,333,581	536,038
Accounts payable	3,039,928	2,102,874
Accrued expenses	2,067,996	1,680,883
Total current liabilities	6,875,644	4,785,282

LONG-TERM LIABILITIES
Secured debt, less current portion	548,832	799,209
Unsecured debt, less current portion	1,982,073	1,855,055
Other long term liability	10,561	-
	2,541,466	2,654,264
Total liabilities	9,417,110	7,439,546

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $.001 par value, 2,000,000 shares authorized	-	-
Common stock, $.001 par value, 80,000,000 shares authorized; 13,994,142 and 13,492,138, issued and outstanding at December 31 and June 30, 2008	13,994	13,492
Additional paid-in capital	51,445,033	49,775,345
Accumulated deficit	(59,255,605)	(55,215,017)
Total stockholders’ deficiency	(7,796,578)	(5,426,180)
Total Liabilities and Stockholders’ Equity (Deficiency)	$1,620,532	$2,013,366

See accompanying notes to the condensed consolidated financial statements.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

	2008	2007

NET REVENUES	$1,136,558	$2,222,727

OPERATING COSTS AND EXPENSES
Cost of revenues	981,477	1,209,722
Selling, general and administrative expenses	1,196,164	2,368,260
Depreciation and amortization	44,649	46,789
Research and development costs	35,038	6,946
	2,257,328	3,631,717

Loss from operations	(1,120,770)	(1,408,990)

OTHER INCOME (EXPENSE)
Other income	679	23,692
Amortization of deferred financing costs	(13,594)	(78,207)
Amortization and write off of debt discount	(222,681)	(209,557)
Interest expense	(340,357)	(1,085,896)
	(575,953)	(1,349,968)
Loss from continuing operations	(1,696,723)	(2,758,958)

Income from discontinued operations	-	96,190
Gain on sale of discontinued operations	-	716,339
Income from operations classified as discontinued	-	812,529
Net loss	(1,696,723)	(1,946,429)

Preferred stock dividends	-	(2,667)

Net loss applicable to common stockholders	$(1,696,723)	(1,949,096)

Net earnings (loss) per share – basic and diluted:
Loss per share from continuing operations	$(0.12)	$(0.24)
Earnings per share from discontinued operations	-	0.07

Net loss per share	$(0.12)	$(0.17)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	13,993,599	11,795,101

See accompanying notes to the condensed consolidated financial statements.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

	2008	2007

NET REVENUES	$2,440,628	$4,399,788

OPERATING COSTS AND EXPENSES
Cost of revenues	2,142,877	2,695,677
Selling, general and administrative expenses	2,734,834	3,820,411
Depreciation and amortization	89,947	89,823
Research and development costs	71,243	9,310
	5,038,901	6,615,221

Loss from operations	(2,598,273)	(2,215,433)

OTHER INCOME (EXPENSE)
Other income	916	24,653
Amortization of deferred financing costs	(30,229)	(163,763)
Amortization and write off of debt discount	(440,678)	(438,905)
Interest expense	(972,324)	(1,324,819)
	(1,442,315)	(1,902,834)
Loss from continuing operations	(4,040,588)	(4,118,267)

Income from discontinued operations	-	315,423
Gain on sale of discontinued operations	-	716,339
Income from operations classified as discontinued	-	1,031,762

Net loss	(4,040,588)	(3,086,505)

Preferred stock dividends	-	(10,667)

Net loss applicable to common stockholders	$(4,040,588)	(3,097,172)

Net earnings (loss) per share – basic and diluted:
Loss per share from continuing operations	$(0.29)	$(0.36)
Earnings per share from discontinued operations	-	0.09

Net loss per share	$(0.29)	$(0.27)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	13,827,914	11,337,758

See accompanying notes to the condensed consolidated financial statements.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,040,588)	$(3,086,505)
Income from discontinued operations	-	315,423
Gain on sale of discontinued operations	-	716,339
Loss from continuing operations	(4,040,588)	(4,118,267)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	162,253	185,852
Bad debt expense	3,069	(913)
Deferred rent	10,561	-
Non cash interest expense	736,689	1,079,656
Warrant reprice charge	135,841	-
Amortization and write off of debt discount	440,678	438,905
Non-cash compensation	130,134	1,187,146
Amortization of deferred financing costs	30,229	163,763
Loss on disposal of property and equipment	-	597
Changes in operating assets and liabilities	1,235,004	(658,243)
Net cash used in operating activities of continuing operations	(1,156,130)	(1,721,504)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	-	300
Purchases of equipment and improvements	(35,764)	(53,092)
Increase in restricted cash	-	(178,770)
Cash received from sale of food services	-	3,012,747
Net cash (used in) provided by investing activities of continuing operations	(35,764)	2,781,185

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on demand note	(6,252)	(100,000)
Proceeds from issuance of common stock, net	-	978,100
Proceeds from unsecured debt	945,000	-
Proceeds from long-term debt	-	175,000
Payments for deferred financing costs	(20,185)	-
Principal payments on long-term debt	(109,974)	(1,320,782)
Net cash provided by (used in) financing activities of continuing operations	808,589	(267,682)

Net cash used in continuing operations	(383,305)	791,999

Net cast provided by discontinued operations:
Net cash provided by operating activities	-	664,231
Net cash used in investing activities	-	(32,153)
Net cash used in financing activities	-	(166,361)
Total net cash provided by discontinued operations	-	465,717

NET INCREASE (DECREASE) IN CASH	(383,305)	1,257,716

Cash, beginning of period	409,672	458,705

Cash, end of period	$26,367	$1,716,421

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED) (Continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
	2008	2007

Cash paid during the six months ended December 31 for:
Interest – continuing operations	$94,993	$232,858
Interest – discontinued operations	-	13,083
Income taxes– continuing operations	-	-
Income taxes– discontinued operations	-	36,400

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	2008	2007
Secured debt converted into common stock and warrants	$150,000	$300,000
Unsecured debt converted into common stock and warrants	-	1,112,500
Accrued dividends converted into note payable	-	135,471
Receivable recorded pertaining to issuance of common shares	-	71,000
Interest accrual converted into common stock	20,950	17,917
Dividends on preferred stock	-	10,667
Beneficial conversion charge on convertible debt	737,040	232,037
Warrants issued to extend term of unsecured debt	613,941	-
Warrants issued with debt issuance	224,908	-

See accompanying notes to the condensed consolidated financial statements.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

EnerLume Energy Management Corp., formerly Host America Corporation, (“EnerLume”, “Host”, or the “Company”) was originally incorporated in Delaware on February 6, 1986 and reincorporated in Colorado in 1999.  The Company is an electrical energy management organization, which specializes in providing electrical energy conservation products and services.  The Company also provides electrical installations and service operations through its wholly owned subsidiary, RS Services, Inc. (“RS Services”).

GOING CONCERN

The Company incurred net losses of $4,040,588 and $3,086,505 for the six months ended December 31, 2008 and 2007, respectively. The Company had $1,156,130 and $1,721,504 of cash that was used in operating activities in continuing operations for the six months ended December 31, 2008 and 2007, respectively.  At December 31, 2008 the Company had a working capital deficiency and a stockholders’ deficiency of $5,557,658 and $7,796,578 respectively.

The Company’s overall short term going concern outlook is directly dependent on the success of immediate fundraising efforts, which are imperative for the Company to continue as a going concern.  The Company does not have sufficient cash at December 31, 2008 to support its current obligations.  As discussed above, the Company has suffered recurring losses from continuing operations, has negative cash flows from operations, has a working capital and stockholders’ deficiency at December 31, 2008 and is currently involved in litigation that can have an adverse effect on the Company’s operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

The Company plans to improve cash flow from operations through continued focus, deployment and promotion of its energy efficiency segment and the underlying technology associated with its newly designed light controller.  The Company also plans to continue its efforts to identify ways of reducing operating costs and to increase liquidity through additional equity and debt financings and has a standing agreement with an institutional investment firm that could provide additional equity and debt financings.  The completion of these financings and the operational initiatives are expected to improve the Company’s cash flow and to help foster the implementation of the Company’s current initiatives and business plan.

NERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

BASIS OF PRESENTATION

The condensed consolidated financial statements of EnerLume Energy Management Corp. and subsidiaries for the three and six months ended December 31, 2008 and 2007 have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) and disclosures necessary to present fairly the financial position, results of operations and cash flows for the periods presented.  The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the SEC.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of EnerLume and its wholly-owned subsidiaries since the date of acquisition.  The consolidated financial statements reflect the accounts and results of corporate dining and unitized meals as discontinued operations for the six months ended December 31, 2007 within the accompanying financial statements, as those assets have been sold on October 26 and October 31, 2007, respectively.

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

REVENUE RECOGNITION

The Company derives its revenues from continuing operations from electrical customer contracts for service work performed and from the delivery to the distributor of energy efficiency products.  The Company recognizes revenue when persuasive evidence of an arrangement exists, the Company has delivered the product or performed the service, the fee is fixed or determinable and collectability is reasonably assured.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

REVENUE RECOGNITION (Continued)

Energy Services.  Our energy services segment recognizes revenues from contract installations on a percentage of completion basis and the installation of computerized products when the products are delivered and the installation is complete. Contract installations with the RS Services, Inc. subsidiary also can include contracts that extended beyond the fiscal reporting periods.  EnerLume accounted for these projects on a percentage of completion basis, which is governed by SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts.  As work in progress continues, the contracts specify for progress payments and the acceptance of the work from the buyer as delivered.  The measurement of performance during the recognition process is calculated by the contract value of the total work to date.  The contract billings require a set invoicing schedule either on a monthly and/or quarterly basis.  Revenue is recognized based on the performance rendered at the measurement date.  The company has incurred costs and estimated earnings in excess of billing of $144,041 and $254,344 at December 31, 2008 and 2007, respectively, which are included in accounts receivable.

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

RESEARCH AND DEVELOPMENT

Research and development costs related to our energy management division are charged to expense when incurred.  The amount charged to expense for the six months ended December 31, 2008 and 2007 was $71,243 and $9,310 respectively.

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

Net loss per common share was computed based upon 13,827,914 and 11,337,758 weighted average number of common shares outstanding during the six months ended December 31, 2008 and 2007, respectively.  Net loss per common share was computed based upon 13,993,599 and 11,795,101 weighted average number of common shares outstanding during the three months ended December 31, 2008 and 2007, respectively.

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

The December 31, 2007 preferred stock dividend declared of $10,667 has been added to the net loss of $3,086,505 for the six months ended December 31, 2007 to calculate the net loss applicable to common stockholders of $3,097,172 and the corresponding net loss per common share of $0.27.  There was no preferred stock dividends for the six months ended December 31, 2008.

Shares under stock purchase options totaled 1,512,000 and 1,492,000 for the six months ended December 31, 2008 and 2007, respectively.  Shares under warrants totaled 5,748,215 and 2,744,770 for the six months ended December 31, 2008 and 2007, respectively.  Convertible notes subject to potential dilution totaled 4,936,170 and 400,943 shares for the six months ended December 31, 2008 and 2007 respectively.

SEGMENT INFORMATION

The Company’s primary operating segments are the energy services segments of RS Services and energy efficiency product segment consisting of EnerLume Corp.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK COMPENSATION PLANS

The Company records compensation expense associated with stock options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, as interpreted by SEC Staff Accounting Bulletin No. 107.  During the three and six months ended December 31, 2008, the Company recognized $28,548 each, in stock based compensation expense and for the three and six months ended December 31, 2007, the Company recognized $765,354 and $771,495, respectively.  The grant date fair value is calculated using the Black-Scholes option valuation model.  There were 40,000 options granted during the three and six months ended December 31, 2008 and 447,000 options granted during the three and six months ended December 31, 2007.

The weighted-average fair value of options granted during the six months ended December 31, 2008 was $0.47. The following assumptions were used during fiscal 2009:

Expected dividend rate	0.00
Expected volatility	81.61%
Risk free interest rate	3.99%
Expected option holding period (years)	10

RECENTLY ISSUED ACCOUNTING STANDARDS

During September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements, are effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal year 2009 for the Company). In February 2008, the FASB issued FASB Staff Positions (‘‘FSP’’) 157-1, which amended SFAS 157 to remove leasing transactions accounted for under SFAS 13, ‘‘Accounting for Leases’’ and FSP 157-2, which deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008 (fiscal year 2010 for the Company).   The Company is currently evaluating the impact of SFAS No. 157 for nonfinancial assets and liabilities on its consolidated financial statements.

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

The fiscal 2007 period reflects the food service division classified as assets held for sale and reported as discontinued operations.  The food service division was sold in October 2007 which resulted in a gain on the sale in the aggregate of $716,339 during the six months ended December 31, 2007.

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

The Corporate Dining accounts are classified as discontinued operations in the consolidated financial statements for the three and six months ended December 31, 2007.

Summarized operating data for the discontinued operations of Corporate Dining are as follows:

	Three Months Ended Dec 31, 2007	Six Months Ended Dec 31, 2007
Net revenue	$859,690	3,797,072
Income before taxes	14,072	154,710
Income taxes	1,000	4,000
Income from discontinued operations	$13,072	150,710

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 2 -	DISCONTINUED OPERATIONS OF FOOD SERVICE DIVISION (Continued)

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

The unitized meals accounts are classified as discontinued operations in the consolidated financial statements for the three and six months ended December 31, 2007.

Summarized operating data for the discontinued operations of unitized meals are as follows:

	Three Months Ended Dec 31, 2007	Six Months Ended Dec 31, 2007
Net revenue	$1,559,717	5,353,684
Income before taxes	87,118	180,713
Income taxes	4,000	16,000
Income from discontinued operations	$83,118	164,713

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 3 -	DEMAND NOTE PAYABLE

RS Services has an open credit obligation with a bank with interest calculated based on a variable rate index equal to the Wall Street Journal prime rate daily plus 1% per annum (4.25% at December 31, 2008).  The note is collateralized by certain assets of RS Services and has an outstanding balance of $286,971 and $293,223 at December 31, 2008 and June 30, 2008 respectively.

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

SECURED DEBT (Continued)

Pursuant to EITF No. 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, an embedded beneficial conversion feature has been recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in-capital.  That amount is calculated at the commitment date of July 23, 2007 as the difference between the conversion price and the fair value of the common stock.  The recorded discount resulting from allocation of proceeds to the beneficial conversion feature is amortized and recognized as interest expense over the minimum period from the date of issuance to the date at which the debt holder can realize that return using the effective yield method.   The market price of the Company’s shares when the Company committed to the July 23, 2007 private placement was $2.70 per share and the exercise price of the Note was set at $2.12 per share. A beneficial conversion feature was also recorded during the repricing of the convertible feature of the Notes on August 4, 2008 (see Note 5).   For the six months ended December 31, 2008 and 2007 the beneficial conversion feature recorded as interest expense was $264,859 and $102,508 respectively.  For the three months ended December 31, 2007, the beneficial conversion feature recorded as interest expense was $58,008.

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

UNSECURED DEBT (Continued)

On September 30, 2008, the Company completed the sale of 2.5 units consisting of an 18% convertible unsecured promissory note and common stock purchase warrants to five investors that met the definition of an “accredited investor” pursuant to Regulation D of the Securities Act of 1933.  The total net proceeds to the Company were $125,000.  The units were sold for $50,000 and entitled the unit holder to 25,000 common stock purchase warrants which are exercisable for a five year period at $0.54 per warrant.  The note bears interest at a rate of 18% per annum, payable at maturity in arrears in cash.  The note will mature and be payable in full six months from the date of issuance.  The Holders may convert the note and any accrued interest thereon after six months from the date of issuance into shares of common stock at a conversion rate of $0.47 per share.  The Company did not pay a sales commission or other remuneration in connection with the sale of the note.  The warrants issued from the 18% convertible unsecured promissory note were aggregated and valued at $111,921 under the Black Scholes method and will be amortized over the remaining term of the units.   The Company also recorded a beneficial conversion feature of $151,814 as a discount and being amortized over six months to interest expense.

On December 2, 2008, the Company completed the sale of 3.9 units consisting of an 18% convertible unsecured promissory note and common stock purchase warrants to four investors that met the definition of an “accredited investor” pursuant to Regulation D of the Securities Act of 1933.  The total net proceeds to the Company were $195,000.  Each unit was sold for $50,000 and entitled the unit holder to 25,000 common stock purchase warrants which are exercisable for a five year period at $0.54 per warrant.  The note bears interest at a rate of 18% per annum, payable at maturity in arrears in cash.  The note will mature and be payable in full six months from the date of issuance.  The Holders may convert the note and any accrued interest thereon after six months from the date of issuance into shares of common stock at a conversion rate of $0.47 per share.  The Company did not pay a sales commission or other remuneration in connection with the sale of the note.  The warrants issued from the 18% convertible unsecured promissory note were aggregated and valued at $26,541 under the Black Scholes method and will be amortized over the remaining term of the units.   The Company also recorded a beneficial conversion feature of $21,196 as a discount and being amortized over six months to interest expense.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 4 -	DEBT (Continued)

UNSECURED DEBT (Continued)

On December 31, 2008, the Company completed the sale of $125,000 12% two month unsecured promissory note and common stock purchase warrants to two investors that met the definition of an “accredited investor” pursuant to Regulation D of the Securities Act of 1933.  Each note entitled the holder to an aggregate 200% common stock purchase warrants which are exercisable for a five year period at $0.26 per warrant.  The note bears interest at a rate of 12% per annum, payable at maturity in arrears in cash.  The note will mature and be payable in full two months from the date of issuance.  The Company paid a 10% sales commission in connection with the sale of the note.  The warrants issued from the 18% convertible unsecured promissory note were aggregated and valued at $46,553 under the Black Scholes method and will be amortized over the remaining term of the units.

NOTE 5 -	STOCKHOLDERS’ EQUITY

The Company granted 40,000 stock options during the three and six months ended December 31, 2008 and recorded no forfeitures as actual terminations according to the plan policy.

COMMON STOCK AND WARRANTS

On July 1, 2008, The Company issued 68,750 shares to the members of the Board pursuant to the scheduled quarterly and annual compensation plan in the fourth quarter of fiscal 2008. The value of the shares granted totaled $55,000 and were accrued as of June 30, 2008.  On October 1, 2008, The Company issued 44,530 shares to the members of the Board pursuant to the scheduled quarterly compensation plan in the first quarter of fiscal 2009. The value of the shares granted totaled $29,836.

On October 3, 2008, The Company issued 25,000 shares as compensation to an employee. The value of the shares granted totaled $16,750.

In September 2008, EnerLume granted 363,723 shares of common stock upon conversion of $150,000 plus interest of $20,950 of the $850,000 of subordinated secured convertible promissory notes.  The securities were issued at a conversion price of $0.47.

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

The provision for income taxes for discontinued operations consists of current state income taxes of $20,000 for the six months ended December 31, 2007.

As of December 31, 2008, the Company has federal net operating loss carryforwards of approximately $30,717,000 expiring through fiscal 2028.

The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.  The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.  At December 31, 2008, the Company has recorded a valuation allowance for all of its net deferred tax assets and for the six months ended December 31, 2008 the Company increased the valuation allowance by approximately $1,093,000.

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

State and Federal Court Individual Suits

On May 2, 2006, 47 plaintiffs who alleged that they had purchased the Company’s securities at artificially inflated prices in reliance on the July 2005 press release sued the Company in the Connecticut Superior Court in Enrique Jose Contreras, et al., v. Host America Corp., Docket No. No. UWY-CV-06-4013754-S (“Contreras” action). The Contreras amended complaint asserts claims under state law, including fraud and negligent misrepresentation. On June 25, 2007, the same plaintiffs’ group filed a separate complaint under the federal securities laws in the federal district court in Connecticut against David J. Murphy, Geoffrey Ramsey, Peter Sarmanian, and Roger D. Lockhart, in the matter Anil Sawant, et al. v. Geoffrey W. Ramsey, et. al., Civil Action No. 07-cv-980 (VLB).  Plaintiffs in the two cases claim aggregate damages of approximately $2.93 million.  The Company and its past and present officer and director defendants have tentatively agreed in principal with the plaintiffs to settle both actions. The tentative agreement is subject to various contingencies and will not become binding until the parties have executed a written settlement stipulation.  There is no assurance that a settlement will be finalized.  In the event a settlement is not concluded, the Company believes that it has substantial and meritorious defenses to the action.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 7 -	CONTINGENCIES (Continued)

LEGAL MATTERS (Continued)

Anne and Debra Ramsey Arbitration

On December 2, 2005, a Demand for Arbitration was filed by Anne Ramsey and Debra Ramsey alleging that their employment was terminated in breach of employment agreements that they purportedly entered into with the Company.  Anne Ramsey, the sister of Geoffrey Ramsey, was the Company’s former Human Resource Director and had served on the Board of Directors until June 18, 2007. Debra Ramsey is the wife of Geoffrey Ramsey and was a former administrative assistant for the Company.  The Company terminated both individuals on November 23, 2005.  On or about March 20, 2006, the Company instituted an injunction proceeding in the New Haven Superior Court to permanently enjoin this arbitration on the basis that the Company never authorized the employment agreements relied upon by Anne and Debra and therefore such contracts were void. The matter was tried in November, 2006 and the Court rendered a decision on January 8, 2007 denying a permanent injunction. On January 26, 2007 the Company filed an appeal of the Superior Court decision in the Connecticut Appellate Court and thereafter filed a Motion for Stay with the Superior Court which was granted. On July 5, 2007 the Company filed its brief with the Appellate Court and oral argument occurred on March 10, 2008.  On May 20, 2008, the Connecticut Appellate affirmed the Superior Court’s decision.  Thereafter the Company filed a petition for certification on June 27, 2008 with the Supreme Court in the State of Connecticut which the Supreme Court denied.  An arbitration hearing occurred on March 3rd and 5th 2009, and briefs from both parties were filed on March 24, 2009.  The Company intends to continue to vigorously defend itself against the claims of Anne and Debra Ramsey.

Wal-Mart Stores, Inc. v. Eaton Corp. & RS Services

On July 9, 2008, RS Services, Inc. was named as a co-defendant with Eaton in a lawsuit initiated by Wal-Mart arising from an industrial accident in July 2006.  The case is docket number 08CV1141and was filed in Adams County District Court in the State of Colorado.  Wal-Mart claims breach of contract and negligence against the defendants.  It seeks damages for worker’s compensation benefits paid to its employees, property damage, lost profits, and other items.  In accordance with the liability insurance policy, RS Services, Inc. has submitted the defense of this case to its liability carrier.  Management believes that the liability carrier for RS Services, Inc. will cover all expenses, including damages, relating to this suit as part of the liability policy and without additional expense by RS Services, Inc.

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

Business segment financial information as of and for the three months ended December 31, 2008 is as follows:

	Energy Services	Energy Products	Corporate	Total
Sales to unaffiliated customers	$1,093,150	$43,408	$-	$1,136,558
Segment loss	(356,566)	(201,492)	(1,138,665)	(1,696,723)
Depreciation and amortization	68,511	3,284	7,291	79,086
Provision for income taxes	-	-	-	-

Business segment financial information for the three months ended December 31, 2007 is as follows:

	Energy Services	Energy Products	Corporate	Total
Sales to unaffiliated customers	$2,103,010	$119,717	$-	$2,222,727
Segment profit (loss)	418,839	(141,563)	(3,036,234)	(2,758,958)
Depreciation and amortization	79,214	3,241	10,556	93,011
Provision for income taxes	-	-	-	-

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 8 -	INDUSTRY SEGMENT INFORMATION (Continued)

Business segment financial information as of and for the six months ended December 31, 2008 is as follows:

	Energy Services	Energy Products	Corporate	Total
Sales to unaffiliated customers	$2,369,014	$71,614	$-	$2,440,628
Segment loss	(746,754)	(463,679)	(2,830,155)	(4,040,588)
Depreciation and amortization	139,244	7,696	15,313	162,253
Provision for income taxes	-	-	-	-
Segment assets	900,136	606,645	113,751	1,620,532

Business segment financial information for the six months ended December 31, 2007 is as follows:

	Energy Services	Energy Products	Corporate	Total
Sales to unaffiliated customers	$4,264,929	$134,859	$-	$4,399,788
Segment profit (loss)	596,022	(348,568)	(4,365,721)	(4,118,267)
Depreciation and amortization	161,833	5,960	18,059	185,852
Provision for income taxes	-	-	-	-
Segment assets	2,114,286	306,934	2,029,590	4,450,810

NOTE 9 -	SUBSEQUENT EVENTS

PRIVATE PLACEMENTS

On January 5, 2009, the Company completed the sale of a 12% unsecured promissory note and common stock purchase warrants to one investor that met the definition of an “accredited investor” pursuant to Regulation D of the Securities Act of 1933.  The total net proceeds to the Company were $25,000.  The note entitled the unit holder to 50,000 common stock purchase warrants which are exercisable for a five year period at $0.27 per warrant.  The note bears interest at a rate of 12% per annum, payable at maturity in arrears in cash.  The note will mature and be payable in full two months from the date of issuance.  The Company did not pay a sales commission or other remuneration in connection with the sale of the note.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 9 -	SUBSEQUENT EVENTS (Continued)

PRIVATE PLACEMENTS (Continued)

On February 12, 2009, the Company entered into a promissory note extension agreement with the holder of the 18% convertible unsecured promissory note to amend the terms of the note issued to him on July 30, 2008.  The unsecured note was originally issued for the principal amount of $500,000, convertible into common stock at $0.47 per share, accrued interest at the rate of 18% per annum, and was originally due on January 30, 2009.  Pursuant to the promissory note extension agreement, the principle on the note has been increased to $545,000 which includes the prior accrued interest.  The conversion feature on the note was adjusted to $0.37 per share and the maturity date for the unsecured note was extended to July 30, 2009 and shall continue to accrue interest at the rate of 18% per annum in accordance with the original terms of the unsecured note.  In addition, the holder will receive an additional warrant to purchase 310,000 shares of the Company’s common stock exercisable until January 31, 2014 at $0.54 per share.  The holder of the note is a brother to a member of the Company’s Board of Directors and such brother did not participate in the Board’s decision to extend the notes or the revised terms thereof.

On February 26, 2009, the Company entered into a promissory note extension agreement with the holder of the 12% unsecured promissory note due February 19, 2009 to amend the terms of the note issued to him on December 19, 2008.  The unsecured note was originally issued for the principal amount of $100,000, accrued interest at the rate of 12% per annum.  Pursuant to the promissory note extension agreement, the principle on the note has been increased to $102,000 which includes the prior accrued interest.  The maturity date for the unsecured note was extended to June 19, 2009 and shall continue to accrue interest at the rate of 12% per annum in accordance with the original terms of the unsecured note.  In addition, the holder will receive an additional warrant to purchase 200,000 shares of the Company’s common stock exercisable until January 31, 2014 at $0.26 per share.

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

Overview

We are an outsource provider of an electrical energy efficiency product and electrical energy management services that enable customers to manage their lighting infrastructure more effectively and reduce energy costs.  We believe as the economic cost of energy rises and the demand for energy conservation continues to increase, our mission is to provide products and design systems that provide new levels of efficient utilization of energy and utilities.

Our principal product, EnerLume | EM®, is a computerized energy savings device which improves the efficiency of fluorescent lighting systems.  EnerLume | EM® accomplishes this by reducing the amount of electricity needed to operate fluorescent lighting with limited light loss.  EnerLume | EM® is most adaptable to large retail and manufacturing facilities that are heavily dependent on fluorescent lighting.  With third party independent testing and proven field results demonstrating energy savings of up to 15%, EnerLume | EM® improves the efficiency of a lighting system by reducing the electrical energy consumed while maintaining energy loads to keep peak demands within user-defined limits.  Once installed and connected to a facility’s utility meters, EnerLume | EM® allows the user to set and adjust electrical lighting demand set points to reduce energy consumption and load limits during peak or off peak usage hours.  With the lighting system’s ballasts operating at the use prescribed levels, peak voltage for maximum light output can be regulated, reducing energy consumption and resulting in energy savings.  Through a self-contained energy management system, EnerLume | EM® can also be programmed to automatically turn off or curtail the amount of fluorescent fixtures when not required, which can also provide additional energy savings.

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

Recent Developments

This section covers developments beginning in the second quarter of fiscal 2009 (beginning October 1, 2008), the last period for which reports were provided to shareholders.

Private Brand Label Agreement

We announced on December 10, 2008 that a global leader in power technology has entered into a private brand label agreement to distribute our proprietary EnerLume | EM® energy efficiency product. This agreement provides for a two year private brand label agreement with an open quantity purchase with no minimum purchase requirement with set pricing for the duration of the term.

Private Placements

On December 2, 2008, we completed the sale of 3.9 units consisting of an 18% convertible unsecured promissory note and common stock purchase warrants to four investors that met the definition of an “accredited investor” pursuant to Regulation D of the Securities Act of 1933.  The total net proceeds to the Company were $195,000.  Each unit was sold for $50,000 and entitled the unit holder to 25,000 common stock purchase warrants which are exercisable for a five year period at $0.54 per warrant.  The note bears interest at a rate of 18% per annum, payable at maturity in arrears in cash.  The note will mature and be payable in full six months from the date of issuance.  The Holders may convert the note and any accrued interest thereon after six months from the date of issuance into shares of common stock at a conversion rate of $0.47 per share.  We did not pay a sales commission or other remuneration in connection with the sale of the note.

On December 31, 2008, we completed the sale of $125,000 12% two month unsecured promissory note and common stock purchase warrants to two investors that met the definition of an “accredited investor” pursuant to Regulation D of the Securities Act of 1933.  Each note entitled the holder to an aggregate 200% common stock purchase warrants which are exercisable for a five year period at $0.26 per warrant.  The note bears interest at a rate of 12% per annum, payable at maturity in arrears in cash.  The note will mature and be payable in full two months from the date of issuance.  We paid a 10% sales commission in connection with the sale of the note.

On January 5, 2009, we completed the sale of a 12% unsecured promissory note and common stock purchase warrants to one investor that met the definition of an “accredited investor” pursuant to Regulation D of the Securities Act of 1933.  The total net proceeds to the Company were $25,000.  The note entitles the unit holder to 50,000 common stock purchase warrants which are exercisable for a five year period at $0.54 per warrant.  The note bears interest at a rate of 12% per annum, payable at maturity in arrears in cash.  The note will mature and be payable in full two months from the date of issuance.  We did not pay a sales commission or other remuneration in connection with the sale of the note.

On February 12, 2009, we entered into a promissory note extension agreement with the holder of the 18% convertible unsecured promissory note to amend the terms of the note issued on July 30, 2008.  The unsecured note was originally issued for the principal amount of $500,000, convertible into common stock at $0.47 per share, accrued interest at the rate of 18% per annum, and was originally due on January 30, 2009.  Pursuant to the promissory note extension agreement, the principle on the note has been increased to $545,000 which includes the prior accrued interest.  The conversion feature on the note was adjusted to $0.37 per share and the maturity date for the unsecured note was extended to July 30, 2009 and shall continue to accrue interest at the rate of 18% per annum in accordance with the original terms of the unsecured note.  In addition, the holder will receive an additional warrant to purchase 310,000 shares of the Company’s common stock exercisable until January 31, 2014 at $0.54 per share.  The holder of the note is a brother of Nicholas Troiano, a current member of the Board of Directors.  Nicholas Troiano did not participate in the Board’s decision to extend the notes or the revised terms thereof.

On February 26, 2009, we entered into a promissory note extension agreement with the holder of the 12% unsecured promissory note due February 19, 2009 to amend the terms of the note issued to him on December 19, 2008.  The unsecured note was originally issued for the principal amount of $100,000, accrued interest at the rate of 12% per annum.  Pursuant to the promissory note extension agreement, the principle on the note has been increased to $102,000 which includes the prior accrued interest.  The maturity date for the unsecured note was extended to June 19, 2009 and shall continue to accrue interest at the rate of 12% per annum in accordance with the original terms of the unsecured note.  In addition, the holder will receive an additional warrant to purchase 200,000 shares of the Company’s common stock exercisable until January 31, 2014 at $0.26 per share.

Appointment of New Director

On January 8, 2009, the Board of Directors elected Paul M. Belliveau to serve as a Class III member of the Board of Directors.  Mr. Belliveau qualifies as an independent director within the meaning of NASDAQ Rule 4200 and has no material relationship or reportable transactions with us under Item 404(a) of Regulation S-K.  Mr. Belliveau has not been appointed to any committees of the Board of Directors.

Mr. Belliveau is President of Cardo Americas, a subsidiary of Cardo AB, a provider of industrial doors and logistics systems, systems for water treatment, process equipment for the pulp and paper industry and garage doors, which is based in Malmo, Sweden.  Mr. Belliveau is also the Vice President of ABS Group and President of ABS America, both Cardo AB subsidiaries. Previously, Mr. Belliveau was the President and CEO of Besam Entrance Solutions, the North American subsidiary of the world’s largest automatic door company, ASSA ABLOY.  In addition, Mr. Belliveau has held several leading positions within ThyssenKrupp Elevator, completing his career at the company as President of the Northeast Region in the USA.  Mr. Belliveau graduated from the University of Connecticut and holds a Bachelor degree in economics.

In connection with the election of Mr. Belliveau to the Board of Directors, Mr. Belliveau will participate in the Company’s standard compensatory arrangements for its non-employee directors, including quarterly director fees of $3,000 and quarterly restricted stock grants of the Company’s common stock valued at $7,500.

Outlook

Our overall short term outlook is directly dependent on the success of immediate fundraising efforts, which are imperative for the Company to continue as a going concern.  There is inadequate cash on the balance sheet to support the Company’s present obligations.  We have suffered recurring losses from continuing operations, have had negative cash flows from operations, have had a working capital and stockholders’ deficiency at December 31, 2008 and are currently involved in litigation that could have an adverse effect on our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

We are currently having difficulty meeting unpaid vendors and other support obligations.  In the event that we are unable to extend or refinance our debt or obtain additional capital on a timely basis and on acceptable terms, we will be required to take further steps to attempt to acquire the funds necessary to satisfy our short-term cash needs or may be forced to restructure operations. Our inability to address our debt maturities in a satisfactory fashion also raises substantial doubts as to our ability to continue as a going concern.

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

In the annual report filed on Form 10-K for the fiscal year of 2008 we disclosed that we had experienced longer sales cycles with our product than initially anticipated and also disclosed that we experienced a more cautious approach from public acceptance to the new technology which was unforeseen in our prior forecasts and guidance.  We do not anticipate this trend to continue into the fiscal year of 2009, as we have adopted marketing outreach programs through channel partner relationships and potential third party distribution channels to both market and cross-market energy efficiency products.  We believe that our solution to energy efficiency will be part of an end-user overall energy reduction plan as we can provide needed cost savings that energy conscious retail and warehouse chains demand.

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

We are also currently involved in litigation that could have an adverse effect on our operations.  If an unfavorable ruling with any or all of these legal matters occurs, we may be forced to either restructure operations, or take other necessary and appropriate matters that could potentially limit our ability to continue operations.

Results of Operations
Three months ended December 31, 2008 (the “2008 Period”) vs. three months ended December 31, 2007 (the “2007 Period”)

The following are our net revenues from continuing operations for:

	2008 Period	2007 Period	Variance	% Variance

Energy Services	$1,093,150	$2,103,010	$(1,009,860)	-48.0%
Energy Products	43,408	119,717	(76,309)	-63.7%

Total Revenues	$1,136,558	$2,222,727	$(1,086,169)	-48.9%

We have experienced an aggregate revenue decrease from continuing operations of 48.9% as compared to the 2007 Period. The decrease in energy services revenue is a direct reflection of the absence of revenue in the 2008 Period associated with switchgear and retrofit services from both multi-location contractor and subcontractor contract revenues.  This shortfall resulted in a revenue decrease of approximately $797,000. Additionally, installation and product servicing services revenue decreased by approximately $212,000.   We believe that the lapse of switchgear and retrofit services, which include replacing older, less efficient equipment and similar electrical devices and replacing them with new, and more updated energy efficient devices such as circuit breakers and florescent lighting tubes and ballasts, is a direct reflection of the overall downturn in the macro-economic environment which commenced in the 2008 Period.  To this end, a major customer has decreased its overall capital spending and, as a result, has halted its switchgear installations.  We anticipate this revenue decrease from the 2007 Period to continue until improvements in the macro-economic environment take hold.

Our principal energy efficiency product, EnerLume | EM®, has experienced a longer sales cycle than initially anticipated.  We have also experienced a more cautious approach from public acceptance and had to overcome a proof of concept stage with new energy efficiency technology from channel partner clients and prospects which was heretofore difficult to forecast.  Additionally, current economic conditions that have negatively affected retail and other overall consumer confidence measurements have created a challenge to the timely execution of our business plan.  We do not anticipate this trend to continue in the second half of fiscal year of 2009, as we have recently contracted with a retail chain to install our EnerLume | EM® product in 96 of the retail chain’s stores.  Such installation will commence in the fourth quarter of the fiscal year of 2009.  Revenues from technical service support of $43,408 in the 2008 Period include the services, as well as consulting and training of support for our channel partner network. Technical service support sales recorded in the 2007 Period were approximately $119,717.  We also anticipate technical service support sales to increase with the anticipated increase in product sales.  We continue to research new product line opportunities to support our energy products segment.  Our EnerLume | EM® is a lighting energy efficiency device that is designed to reduce excess kilowatts ordinarily required for operating magnetic or electronic ballasts used in fluorescent lighting systems, and manages the incoming power so the ballasts draw energy when the power transmission is most efficient.  This reduces energy costs while reducing light level by amounts virtually undetectable by the human eye.  We intend to continue to market EnerLume | EM® via channel partners to market leaders in industry segments (retail, commercial, industrial, and institutional), which we believe will lend credibility and name brand recognition to our product.  Since our fiscal year end June 30, 2008, we have signed agreements with

three direct channel partners to market EnerLume | EM®  and we have recently signed a 2 year private brand label agreement with a global technology leader in electrical systems.

The following are our direct costs and margins from continuing operations for:

	2008 Period	2007 Period	Variance	% Variance
Cost of revenues from:
Energy Services	$953,482	$1,108,758	$(155,276)	-14.0%
Energy Products	27,995	100,964	(72,969)	-72.3%

Total costs of revenues	$981,477	$1,209,722	$(228,245)	-18.9%

	2008 Period	2007 Period	Variance
Direct cost margins from:
Energy Services	12.8%	47.3%	-34.5%
Energy Products	35.5%	15.7%	19.8%

Total direct cost margin	13.6%	45.6%	-32.0%

The Company’s cost of revenues from continuing operations represent the direct cost of job materials, direct wages for electrical installations relating to energy services, direct product costs and labor associated with technical training and servicing our channel partners for our energy products segment.  Energy services costs throughout the 2008 Period were reduced by approximately $250,200 directly related to subcontractor and other related cost reductions.  This savings reduction was partially offset by increased direct wage costs of approximately $77,300.  Material costs also increased by approximately $29,600.  Depreciation directly related to cost of goods sold decreased by $12,000 from the 2007 Period. Our energy products segment direct costs experienced a favorable variance from the 2007 period of $72,969, as we recorded cost savings in technical service support sales.  The 2008 and 2007 Period direct cost margins reflect the out of pocket labor and technical training tools associated with the ramp up of technical service support sales to support the growth in the energy products segment. We anticipate a higher margin trend from energy products to continue in the future as product sales increase.

The following is our other operating costs from continuing operations for:

	2008 Period	2007 Period	Variance

SG&A	$1,196,164	$2,368,260	$(1,172,096)
Depreciation and amortization	44,649	46,789	(2,140)
Research and development	35,038	6,946	28,092

Total other operating costs	$1,275,851	$2,421,995	$(1,146,144)

Selling, general and administrative expenses from continuing operations consist primarily of management and clerical salaries, legal, accounting and other professional fees, liability insurance, facility rentals, repairs, maintenance, utilities, commissions, travel and various other costs.  The substantial SG&A decrease over the 2007 Period is primarily attributable to a 2007 Period one time charge relating to employee compensation of approximately $933,000 and compensation in professional fees of approximately $109,000 related to the issuance of stock and option compensation.  Additionally, reductions in overall general and administrative costs and legal and other services netted additional cost savings of approximately $130,000. Depreciation and amortization increased nominally by $2,140 in the 2008 Period. The balance of operating costs and expenses is related to the research and development costs of the EnerLume | EM® product. We recognized an increase in research and development costs by $28,092 associated with our energy management product.

Other Costs:

The favorable interest expense variance in the 2008 Period is primarily attributable to the aggregate conversion of the $300,000 Secured Promissory Notes and the $1,115,000 12% Unsecured Promissory Notes. The favorable deferred financing costs in the 2008 Period is the direct result of the 2007 Period write down of the Shelter Island loan, which was recognized as an expense, as the loan was paid in the 2007 Period.

Net Loss:

EnerLume incurred a net loss of $1,696,723 for the 2008 Period, as compared to a net loss of $1,946,429 for the 2007 Period.  The net loss in the 2008 Period resulted largely from the loss from operations and the interest expense from the non-cash beneficial conversion charge of convertible debt issued and non cash debt discount charges.  The net loss in the 2007 Period primarily resulted from the loss from operations, non cash charges of debt discount amortization, beneficial conversion charges and deferred financing costs associated with our debt financings.

Results of Operations
Six months ended December 31, 2008 (the “2008 Period”) vs. six months ended December 31, 2007 (the “2007 Period”)

The following are our net revenues from continuing operations for:

	2008 Period	2007 Period	Variance	% Variance

Energy Services	$2,369,014	$4,264,929	$(1,895,915)	-44.5%
Energy Products	71,614	134,859	(63,245)	-46.9%

Total Revenues	$2,440,628	$4,399,788	$(1,959,160)	-44.5%

We have experienced an aggregate revenue decrease from continuing operations of 44.5% as compared to the 2007 Period. The decrease in energy services revenue is directly related to the absence of switchgear and retrofit service revenue from both multi-location contractor and subcontractor contracts and resulted in a decrease by approximately $1,024,000. Additionally, installation and product servicing services revenue decreased by approximately $986,000 from the 2007 Period. These variances were partially offset by a favorable revenue variance of approximately $114,000 from the 2007 Period relating to a one time revenue adjustment associated with ground-up construction billing adjustments.  We believe that the lapse of switchgear and retrofit services, which include replacing older, less efficient equipment and similar electrical devices and replacing them with new, and more updated energy efficient devices such as circuit breakers and florescent lighting tubes and ballasts, is a direct reflection of the overall downturn in the macro-economic environment which commenced in the 2008 Period.  To this end, a major customer has decreased its overall capital spending and, as a result, has halted its switchgear installations.  We anticipate this revenue decrease from the 2007 Period to continue until improvements in the macro-economic environment take hold.

Our principal energy efficiency product, EnerLume | EM®, has experienced a longer sales cycle than initially anticipated.  We have also experienced a more cautious approach from public acceptance and had to overcome a proof of concept stage with new energy efficiency technology from channel partner clients and prospects which was heretofore difficult to forecast.  Additionally, current economic conditions that have negatively affected retail and other overall consumer confidence measurements have created a challenge to the timely execution of our business plan.  We do not anticipate this trend to continue in the second half of fiscal year of 2009, as we have recently contracted with a retail chain to install our EnerLume | EM® product in 96 of the retail chain’s stores.  Such installation will commence in the fourth quarter of the fiscal year of 2009.  Revenues from technical service support of $71,614 in the 2008 Period include the services, as well as consulting and training of support for our channel partner network. Technical service support sales recorded in the 2007 Period were approximately $134,859.  We also anticipate technical service support sales to increase with the anticipated increase in product sales.  We continue to research new product line opportunities to support our energy products segment.  Our EnerLume | EM® is a lighting energy efficiency device that is designed to reduce excess kilowatts ordinarily required for operating magnetic or electronic ballasts used in fluorescent lighting systems, and manages the incoming power so the ballasts draw energy when the power transmission is most efficient.  This reduces energy costs while reducing light level by amounts virtually undetectable by the human eye.  We intend to continue to market EnerLume | EM® via channel partners to market leaders in industry segments (retail, commercial, industrial, and institutional), which we believe will lend credibility and name brand recognition to our product.  Since our fiscal year end June 30, 2008, we have signed agreements with three direct channel partners to market EnerLume | EM®  and we have recently signed a 2 year private brand label agreement with a global technology leader in electrical systems.

The following are our direct costs and margins from continuing operations for:

	2008 Period	2007 Period	Variance	% Variance
Cost of revenues from:
Energy Services	$2,087,401	$2,526,713	$(439,312)	-17.4%
Energy Products	55,476	168,964	(113,488)	-67.2%

Total costs of revenues	$2,142,877	$2,695,677	$(552,800)	-20.5%

	2008 Period	2007 Period	Variance
Direct cost margins from:
Energy Services	11.9%	40.8%	-28.9%
Energy Products	22.5%	-25.3%	47.8%

Total direct cost margin	12.2%	38.7%	-26.5%

The Company’s cost of revenues from continuing operations represent the direct cost of job materials, direct wages for electrical installations relating to energy services, direct product costs and labor associated with technical training and servicing our channel partners for our energy products segment.  Energy services costs throughout the 2008 Period were reduced by approximately $646,500 directly related to subcontractor and other related cost reductions.  This savings reduction was partially offset by increased direct wage costs of approximately $171,300.  Material costs also increased by approximately $59,600.  Depreciation directly related to cost of goods sold decreased by $23,700 from the 2007 Period. Our energy products segment direct costs experienced a favorable variance from the 2007 period of $113,488, as we recorded cost savings in technical service support sales.  The 2008 and 2007 Period direct cost margins reflect the out of pocket labor and technical training tools associated with the ramp up of technical service support sales to support the growth in the energy products segment. We anticipate a higher margin trend from energy products to continue in the future as product sales increase.

The following is our other operating costs from continuing operations for:

	2008 Period	2007 Period	Variance

SG&A	$2,734,834	$3,820,411	$(1,085,577)
Depreciation and amortization	89,947	89,823	124
Research and development	71,243	9,310	61,933

Total other operating costs	$2,896,024	$3,919,544	$(1,023,520)

Selling, general and administrative expenses from continuing operations consist primarily of management and clerical salaries, legal, accounting and other professional fees, liability insurance, facility rentals, repairs, maintenance, utilities, commissions, travel and various other costs.  The substantial SG&A decrease over the 2007 Period is primarily attributable to a 2007 Period one time charge relating to employee compensation of approximately $933,000 related to the issuance of stock and option compensation.  Additionally, reductions in overall general and administrative costs and legal and other services netted additional cost savings of approximately $130,000. Depreciation and amortization increased nominally by $124 in the 2008 Period. The balance of operating costs and expenses is related to the research and development costs of the EnerLume | EM® product. We recognized an increase in research and development costs by $61,933 associated with our energy management product.

Other Costs:

The favorable interest expense variance in the 2008 Period is primarily attributable to the aggregate conversion of the $300,000 Secured Promissory Notes and the $1,115,000 12% Unsecured Promissory Notes, being partially offset with beneficial conversion charges to interest expense mainly associated with the repricing of all our outstanding convertible notes to $0.47 per share, and with the issuance of the 6 month, 18% convertible note during the 2008 Period.  The decrease in the 2008 Period for deferred financing costs is the direct result of a 2007 Period write down of the Shelter Island loan, which was reorganized as an expense, as the loan was paid in the 2007 Period.

Net Loss:

EnerLume incurred a net loss of $4,040,588 for the 2008 Period, as compared to a net loss of $3,086,505 for the 2007 Period.  The net loss in the 2008 Period resulted largely from the loss from operations and the interest expense from the non-cash beneficial conversion charge of convertible debt issued and the repricing of convertible debt and outstanding warrants associated with our prior debt financings and equity funding, as well as non cash debt discount charges.   The net loss in the 2007 Period primarily resulted from the loss from operations, non cash charges of debt discount amortization, beneficial conversion charges and deferred financing costs associated with our debt financings.

Liquidity and Capital Resources

Our overall short term going concern outlook is directly dependent on the success of immediate fundraising efforts, which are imperative for the Company to continue as a going concern.  There is inadequate cash on the balance sheet to support the Company’s present obligations.  We have suffered recurring losses from continuing operations, have had negative cash flows from operations, have had a working capital and stockholders’ deficiency at December 31, 2008 and are currently involved in litigation that can have an adverse effect on our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

We are currently having difficulty meeting unpaid vendors and other support obligations.  In the event that we are unable to extend or refinance our debt or obtain additional capital on a timely basis and on acceptable terms, we will be required to take further steps to attempt to acquire the funds necessary to satisfy our short-term cash needs or may be forced to restructure operations. Our inability to address our debt maturities in a satisfactory fashion also raises substantial doubts as to our ability to continue as a going concern.

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

We plan to improve our operational cash flow through continued focus, deployment and promotion of our energy management segment and the underlying technology associated with our EnerLume | EM® electrical energy efficiency product, as well as introducing new products in the electrical energy efficiency markets. We also plan to continue our efforts to identify ways of reducing operating costs and to increase liquidity through additional equity and debt financings and have entered into an agreement with an institutional investment firm that could provide additional equity and debt financings.  The completion of these financings and the operational initiatives are expected to improve our cash flow and to help foster the implementation of our current initiatives and business plan.

We have experienced a cash decrease in the 2009 Period of $383,305.  The net cash used in operating activities of continuing operations was $1,156,130.  Net cash used in investing activities of continuing operations was $35,764 from purchases of equipment and improvements.  Net cash provided by financing activities of continuing operations of $808,589 resulted largely from cash received from debt fundraisings net of payment of long-term debt.

We anticipate additional cash outflows in the fiscal year of 2009 to pay down current and past payable obligations associated with existing legal obligations, as well as past vendor and other support obligations.

Our current ratio as of December 31, 2008 was .19 and at June 30, 2008 was ..33.  Our current liabilities increased mainly as a result of the issuance of the short term 18% bridge loan financing. We had due and payable a short term obligation in January 2009 of $562,500 before unamortized debt discount associated with the holders of the 7.5% unsecured promissory note, for which we reached out to have their maturities extended.  We also had due and payable a short term obligation in January 2009 of $500,000, associated with the 18% convertible bridge loan we entered into on July 30, 2008 for which we also reached out to have that maturity extended.

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

At December 31, 2008 the Company had a working capital deficiency and a stockholders’ deficiency of $5,557,658 and $7,796,578 respectively, and a net loss of $4,040,588. These matters raise substantial doubt about our ability to continue as a going concern.

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

On September 30, 2008, we completed the sale of 2.5 units consisting of an 18% convertible unsecured promissory note and common stock purchase warrants to five investors that met the definition of an “accredited investor” pursuant to Regulation D of the Securities Act of 1933.  The total net proceeds to the Company were $125,000.  The units were sold for $50,000 and entitled the unit holder to 25,000 common stock purchase warrants which are exercisable for a five year period at $0.54 per warrant.  The note bears interest at a rate of 18% per annum, payable at maturity in arrears in cash.  The note will mature and be payable in full six months from the date of issuance.  The Holders may convert the note and any accrued interest thereon after six months from the date of issuance into shares of common stock at a conversion rate of $0.47 per share.  We did not pay a sales commission or other remuneration in connection with the sale of the note.

On December 2, 2008, we completed the sale of 3.9 units consisting of an 18% convertible unsecured promissory note and common stock purchase warrants to four investors that met the definition of an “accredited investor” pursuant to Regulation D of the Securities Act of 1933.  The total net proceeds to the Company were $195,000.  Each unit was sold for $50,000 and entitled the unit holder to 25,000 common stock purchase warrants which are exercisable for a five year period at $0.54 per warrant.  The note bears interest at a rate of 18% per annum, payable at maturity in arrears in cash.  The note will mature and be payable in full six months from the dates of issuance.  The Holders may convert the note and any accrued interest thereon after six months from the date of issuance into shares of common stock at a conversion rate of $0.47 per share.  We did not pay a sales commission or other remuneration in connection with the sale of the note.

On December 31, 2008, we completed the sale of a $125,000 12% two month unsecured promissory note and common stock purchase warrants to two investors that met the definition of an “accredited investor” pursuant to Regulation D of the Securities Act of 1933.  Each note entitled the holder to an aggregate 200% common stock purchase warrants which are exercisable for a five year period at $0.26 per warrant.  The note bears interest at a rate of 12% per annum, payable at maturity in arrears in cash.  The note will mature and be payable in full two months from the date of issuance.  We paid a 10% sales commission in connection with the sale of the note.

On January 5, 2009, we completed the sale of a 12% unsecured promissory note and common stock purchase warrants to one investor that met the definition of an “accredited investor” pursuant to Regulation D of the Securities Act of 1933.  The total net proceeds to the Company were $25,000.  The note entitled the unit holder to 50,000 common stock purchase warrants which are exercisable for a five year period at $0.27 per warrant.  The note bears interest at a rate of 12% per annum, payable at maturity in arrears in cash.  The note will mature and be payable in full two months from the date of issuance.  we did not pay a sales commission or other remuneration in connection with the sale of the note.

On February 12, 2009, we entered into a promissory note extension agreement with the holder of the 18% convertible unsecured promissory note to amend the terms of the note issued on July 30, 2008.  The unsecured note was originally issued for the principal amount of $500,000, convertible into common stock at $0.47 per share, accrued interest at the rate of 18% per annum, and was originally due on January 30, 2009.  Pursuant to the promissory note extension agreement, the principle on the note has been increased to $545,000 which includes the prior accrued interest.  The conversion feature on the note was adjusted to $0.37 per share and the maturity date for the unsecured note was extended to July 30, 2009 and shall continue to accrue interest at the rate of 18% per annum in accordance with the original terms of the unsecured note.  In addition, the holder will receive an additional warrant to purchase 310,000 shares of the Company’s common stock exercisable until January 31, 2014 at $0.54 per share.  The holder of the note is a brother of Nicholas Troiano, a current member of the Board of Directors.  Nicholas Troiano did not participate in the Board’s decision to extend the notes or the revised terms thereof.

On February 26, 2009, we entered into a promissory note extension agreement with the holder of the 12% unsecured promissory note due February 19, 2009 to amend the terms of the note issued to him on December 19, 2008.  The unsecured note was originally issued for the principal amount of $100,000, accrued interest at the rate of 12% per annum.  Pursuant to the promissory note extension agreement, the principle on the note has been increased to $102,000 which includes the prior accrued interest.  The maturity date for the unsecured note was extended to June 19, 2009 and shall continue to accrue interest at the rate of 12% per annum in accordance with the original terms of the unsecured note.  In addition, the holder will receive an additional warrant to purchase 200,000 shares of the Company’s common stock exercisable until January 31, 2014 at $0.26 per share.

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

In connection with the preparation of this quarterly report on Form 10-Q for the six months ended December 31, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

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

Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), referred to as the Internal Control- Integrated Framework.  Based on this assessment, management, with the participation of our principal executive officer and principal financial officer, has determined that we have maintained effective internal controls over financial reporting as of December 31, 2008.

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

State and Federal Court Individual Suits

On May 2, 2006, 47 plaintiffs who alleged that they had purchased the Company’s securities at artificially inflated prices in reliance on the July 2005 press release sued the Company in the Connecticut Superior Court in  Enrique Jose Contreras, et al., v. Host America Corp., Docket No. No. UWY-CV-06-4013754-S (“Contreras” action). The Contreras amended complaint asserts claims under state law, including fraud and negligent misrepresentation. On June 25, 2007, the same plaintiffs’ group filed a separate complaint under the federal securities laws in the federal district court in Connecticut against David J. Murphy, Geoffrey Ramsey, Peter Sarmanian, and Roger D. Lockhart, in the matter Anil Sawant, et al. v. Geoffrey W. Ramsey, et. al., Civil Action No. 07-cv-980 (VLB).  Plaintiffs in the two cases claim aggregate damages of approximately $2.93 million. The Company and its past and present officer and director defendants have tentatively agreed in principle with the plaintiffs to settle both actions. The tentative agreement is subject to various contingencies and will not become binding until the parties have executed a written settlement stipulation.  There is no assurance that a settlement will be finalized.  In the event a settlement is not concluded, the Company believes that it has substantial and meritorious defenses to the action.

Anne and Debra Ramsey Arbitration

On December 2, 2005, a Demand for Arbitration was filed by Anne Ramsey and Debra Ramsey alleging that their employment was terminated in breach of employment agreements that they purportedly entered into with the Company.  Anne Ramsey, the sister of Geoffrey Ramsey, was the Company’s former Human Resource Director and had served on the Board of Directors until June 18, 2007. Debra Ramsey is the wife of Geoffrey Ramsey and was a former administrative assistant for the Company.  The Company terminated both individuals on November 23, 2005.  On or about March 20, 2006, the Company instituted an injunction proceeding in the New Haven Superior Court to permanently enjoin this arbitration on the basis that the Company never authorized the employment agreements relied upon by Anne and Debra and therefore such contracts were void. The matter was tried in November, 2006 and the Court rendered a decision on January 8, 2007 denying a permanent injunction. On January 26, 2007 the Company filed an appeal of the Superior Court decision in the Connecticut Appellate Court and thereafter filed a Motion for Stay with the Superior Court which was granted. On July 5, 2007 the Company filed its brief with the Appellate Court and oral argument occurred on March 10, 2008.  On May 20, 2008, the Connecticut Appellate affirmed the Superior Court’s decision.  Thereafter the Company filed a petition for certification on June 27, 2008 with the Supreme Court in the State of Connecticut which the Supreme

Court denied.  An arbitration hearing occurred on March 3rd and 5th 2009, and briefs from both parties were filed on March 24, 2009.  The Company intends to continue to vigorously defend itself against the claims of Anne and Debra Ramsey.

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

Item 2.     Unregistered Sales of Equity Securities

Set forth below are the sales of unregistered securities that occurred during the quarter ended December 31, 2008.  Other than as described below, during the quarter ended December 31, 2008, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Form 8-K.

On September 30, 2008, we completed the sale of 2.5 units consisting of an 18% convertible unsecured promissory note and common stock purchase warrants to five investors that met the definition of an “accredited investor” pursuant to Regulation D of the Securities Act of 1933.  The total net proceeds to the Company were $125,000.  The units were sold for $50,000 and entitled the unit holder to 25,000 common stock purchase warrants which are exercisable for a five year period at $0.54 per warrant.  The note bears interest at a rate of 18% per annum, payable at maturity in arrears in cash.  The note will mature and be payable in full six months from the date of issuance.  The Holders may convert the note and any accrued interest thereon after six months from the date of issuance into shares of common stock at a conversion rate of $0.47 per share.  We did not pay a sales commission or other remuneration in connection with the sale of the note.

On December 2, 2008, we completed the sale of 3.9 units consisting of an 18% convertible unsecured promissory note and common stock purchase warrants to four investors that met the definition of an “accredited investor” pursuant to Regulation D of the Securities Act of 1933.  The total net proceeds to the Company were $195,000.  Each unit was sold for $50,000 and entitled the unit holder to 25,000 common stock purchase warrants which are exercisable for a five year period at $0.54 per warrant.  The note bears interest at a rate of 18% per annum, payable at maturity in arrears in cash.  The note will mature and be payable in full six months from the date of issuance.  The Holders may convert the note and any accrued interest thereon after six months from the date of issuance into shares of common stock at a conversion rate of $0.47 per share.  We did not pay a sales commission or other remuneration in connection with the sale of the note.

On December 31, 2008, we completed the sale of $125,000 12% two month unsecured promissory note and common stock purchase warrants to two investors that met the definition of an “accredited investor” pursuant to Regulation D of the Securities Act of 1933.  Each note entitled the holder to an aggregate 200% common stock purchase warrants which are exercisable for a five year period at $0.26 per warrant.  The note bears interest at a rate of 12% per annum, payable at maturity in arrears in cash.  The note will mature and be payable in full two months from the date of issuance.  We paid a 10% sales commission in connection with the sale of the note.

On January 5, 2009, we completed the sale of a 12% unsecured promissory note and common stock purchase warrants to one investor that met the definition of an “accredited investor” pursuant to Regulation D of the Securities Act of 1933.  The total net proceeds to the Company were $25,000.  The note entitled the unit holder to 50,000 common stock purchase warrants which are exercisable for a five year period at $0.27 per warrant.  The note bears interest at a rate of 12% per annum, payable at maturity in arrears in cash.  The note will mature and be payable in full two months from the date of issuance.  We did not pay a sales commission or other remuneration in connection with the sale of the note.

On February 12, 2009, we entered into a promissory note extension agreement with the holder of the 18% convertible unsecured promissory note to amend the terms of the note issued on July 30, 2008.  The unsecured note was originally issued for the principal amount of $500,000, convertible into common stock at $0.47 per share, accrued interest at the rate of 18% per annum, and was originally due on January 30, 2009.  Pursuant to the promissory note extension agreement, the principle on the note has been increased to $545,000 which includes the prior accrued interest.  The conversion feature on the note was adjusted to $0.37 per share and the maturity date for the unsecured note was extended to July 30, 2009 and shall continue to accrue interest at the rate of 18% per annum in accordance with the original terms of the unsecured note.  In addition, the holder will receive an additional warrant to purchase 310,000 shares of the Company’s common stock exercisable until January 31, 2014 at $0.54 per share.  The holder of the note is a brother of Nicholas Troiano, a current member of the Board of Directors.  Nicholas Troiano did not participate in the Board’s decision to extend the notes or the revised terms thereof.

On February 26, 2009, we entered into a promissory note extension agreement with the holder of the 12% unsecured promissory note due February 19, 2009 to amend the terms of the note issued to him on December 19, 2008.  The unsecured note was originally issued for the principal amount of $100,000, accrued interest at the rate of 12% per annum.  Pursuant to the promissory note extension agreement, the principle on the note has been increased to $102,000 which includes the prior accrued interest.  The maturity date for the unsecured note was extended to June 19, 2009 and shall continue to accrue interest at the rate of 12% per annum in accordance with the original terms of the unsecured note.  In addition, the holder will receive an additional warrant to purchase 200,000 shares of the Company’s common stock exercisable until January 31, 2014 at $0.26 per share.

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

ENERLUME ENERGY MANAGEMENT CORP.

Date: March 25, 2009	By: /s/ David J. Murphy
David J. Murphy, President and Chief Executive Officer

Date: March 25, 2009	By: /s/ Michael C. Malota
Michael C. Malota Chief Financial and Accounting Officer