Form 10-Q
period 2009-03-31
EnerLume Energy Management Corp.
filed 2009-05-19
CIK 809012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

On May 15, 2009, there were 14,285,155 shares of the registrant’s common stock, $.001 par value, outstanding

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2009 (Unaudited)	June 30, 2008 (Audited)
CURRENT ASSETS
Cash and cash equivalents	$31,108	$409,672
Accounts receivable, net of allowance for doubtful accounts of $61,000, at March 31, 2009 and June 30, 2008	505,227	547,848
Inventories	256,460	259,145
Prepaid expenses and other current assets	316,646	357,622
Total current assets	1,109,441	1,574,287

EQUIPMENT AND IMPROVEMENTS, net	151,272	291,990

OTHER ASSETS
Other	19,360	19,360
Deferred financing costs, net	-	30,229
Intangible assets, net	52,500	97,500
	71,860	147,089
Total Assets	$1,332,573	$2,013,366

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Demand note payable	$348,922	$293,223
Current portion of secured debt	142,624	172,264
Current portion of unsecured debt	1,422,361	536,038
Accounts payable	3,409,478	2,102,874
Accrued expenses	3,213,973	1,680,883
Total current liabilities	8,537,358	4,785,282

LONG-TERM LIABILITIES
Secured debt, less current portion	562,167	799,209
Unsecured debt, less current portion	2,111,352	1,855,055
Other long term liability	12,632	-
	2,686,151	2,654,264
Total liabilities	11,223,509	7,439,546

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.001 par value, 2,000,000 shares authorized	-	-
Common stock, $.001 par value, 80,000,000 shares authorized; 14,071,728 and 13,492,138, issued and outstanding at March 31, 2009 and June 30, 2008	14,072	13,492
Additional paid-in capital	51,764,848	49,775,345
Accumulated deficit	(61,669,856)	(55,215,017)
Total stockholders’ deficiency	(9,890,936)	(5,426,180)
Total Liabilities and Stockholders’ Deficiency	$1,332,573	$2,013,366

See accompanying notes to the condensed consolidated financial statements.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008

NET REVENUES	$462,817	$993,461

OPERATING COSTS AND EXPENSES
Cost of revenues	533,607	860,333
Selling, general and administrative expenses	1,732,132	1,721,506
Depreciation and amortization	30,648	45,727
Research and development costs	11,432	121,988
	2,307,819	2,749,554

Loss from operations	(1,845,002)	(1,756,093)

OTHER INCOME (EXPENSE)
Other income (expense)	(623)	10,860
Amortization of deferred financing costs	-	(16,353)
Amortization of debt discount	(305,606)	(142,831)
Interest expense	(263,020)	(90,565)
	(569,249)	(238,889)
Loss from continuing operations	(2,414,251)	(1,994,982)

Income from discontinued operations	-	13,590
Gain on sale of discontinued operations	-	84,649
Income from operations classified as discontinued	-	98,239
Net loss	(2,414,251)	(1,896,743)

Net earnings (loss) per share – basic and diluted:
Loss per share from continuing operations	$(0.18)	$(0.15)
Earnings per share from discontinued operations	-	0.01

Net loss per share	$(0.18)	$(0.14)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	14,071,441	13,057,863

See accompanying notes to the condensed consolidated financial statements.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008

NET REVENUES	$2,903,445	$5,393,249

OPERATING COSTS AND EXPENSES
Cost of revenues	2,676,484	3,556,010
Selling, general and administrative expenses	4,466,966	5,541,917
Depreciation and amortization	120,595	135,550
Research and development costs	82,675	131,298
	7,346,720	9,364,775

Loss from operations	(4,443,275)	(3,971,526)

OTHER INCOME (EXPENSE)
Other income	293	35,513
Amortization of deferred financing costs	(30,229)	(180,116)
Amortization and write off of debt discount	(746,284)	(581,736)
Interest expense	(1,235,344)	(1,415,384)
	(2,011,564)	(2,141,723)
Loss from continuing operations	(6,454,839)	(6,113,249)

Income from discontinued operations	-	329,013
Gain on sale of discontinued operations	-	800,988
Income from operations classified as discontinued	-	1,130,001

Net loss	(6,454,839)	(4,983,248)

Preferred stock dividends	-	(10,667)

Net loss applicable to common stockholders	$(6,454,839)	$(4,993,915)

Net earnings (loss) per share – basic and diluted:
Loss per share from continuing operations	$(0.46)	$(0.51)
Earnings per share from discontinued operations	-	0.09

Net loss per share	$(0.46)	$(0.42)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	13,907,905	11,954,440

See accompanying notes to the condensed consolidated financial statements.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,454,839)	$(4,983,248)
Income from discontinued operations	-	329,013
Gain on sale of discontinued operations	-	800,988
Loss from continuing operations	(6,454,839)	(6,113,249)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	226,269	276,883
Bad debt expense	3,069	4,087
Deferred rent	12,632	-
Non cash interest expense	866,704	1,050,289
Warrant reprice charge	135,841	-
Amortization and write off of debt discount	746,284	581,736
Non-cash compensation	174,835	2,004,427
Amortization of deferred financing costs	30,229	180,116
Gain on disposal of property and equipment	-	(5,803)
Changes in operating assets and liabilities	3,019,817	(1,636,142)
Net cash used in operating activities of continuing operations	(1,239,159)	(3,657,656)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	-	6,700
Purchases of equipment and improvements	(40,551)	(55,038)
Purchase of intangible asset	-	(12,069)
Net Increase in restricted cash	-	(30,862)
Cash received from sale of food services	-	3,012,747
Net cash (used in) provided by investing activities of continuing operations	(40,551)	2,921,478

CASH FLOWS FROM FINANCING ACTIVITIES
Principal proceeds (payments) on demand note	55,699	(175,000)
Proceeds from issuance of common stock, net	-	1,166,860
Proceeds from unsecured debt	970,000	-
Proceeds from long-term debt	-	175,000
Payments of unsecured debt	-	(316,846)
Principal payments on long-term debt	(124,553)	(612,822)
Net cash provided by financing activities of continuing Operations	901,146	237,192
Net cash used in continuing operations	(378,564)	(498,986)

Net cast provided by discontinued operations:
Net cash provided by operating activities	-	762,470
Net cash used in investing activities	-	(32,153)
Net cash used in financing activities	-	(166,361)
Total net cash provided by discontinued operations	-	563,956

NET INCREASE (DECREASE) IN CASH	(378,564)	64,970

Cash, beginning of period	409,672	458,705

Cash, end of period	$31,108	$523,675

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED) (Continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
	2009	2008

Cash paid during the nine months ended March 31 for:
Interest – continuing operations	$105,748	$295,701
Interest – discontinued operations	-	13,083
Income taxes– continuing operations	-	-
Income taxes– discontinued operations	-	36,400

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	2009	2008
Secured debt converted into common stock and warrants	$150,000	$300,000
Unsecured debt converted into common stock and warrants	-	1,133,500
Accrued dividends converted into note payable	-	135,471
Accrued litigation cost converted into a note payable	-	550,000
Interest accrual converted into common stock	20,950	38,144
Accrued interest converted into notes payable	56,000	-
Dividends on preferred stock	-	10,667
Beneficial conversion charge on convertible debt	866,704	232,037
Warrants issued to extend term of unsecured debt	741,736	-
Warrants issued with debt issuance	280,470	25,360

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

GOING CONCERN

The Company incurred net losses of $6,454,839 and $4,993,915 for the nine months ended March 31, 2009 and 2008, respectively. The Company had $1,239,159 and $3,657,656 of cash that was used in operating activities in continuing operations for the nine months ended March 31, 2009 and 2008, respectively.  At March 31, 2009 the Company had a working capital deficiency and a stockholders’ deficiency of $7,427,917 and $9,890,936 respectively.

In addition, on May 15, 2009, RS Services received a principal reduction demand payment in the amount of $258,486 from the holder of the demand note which is the amount in excess of the collateralized eligible accounts receivable balance (See Note 3).

The Company’s overall short term going concern outlook is directly dependent on the success of immediate fundraising efforts, which are imperative for the Company to continue as a going concern.  The Company does not have sufficient cash at March 31, 2009 to support its current obligations.  As discussed above, the Company has suffered recurring losses from continuing operations, has negative cash flows from operations, has a working capital and stockholders’ deficiency at March 31, 2009 and is subject to litigation settlements that will have an adverse effect on the Company’s operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company’s approach to improving cash flow from operations is through its continued focus, deployment and promotion of its energy efficiency segment and the underlying technology associated with the EnerLume |EM® light controller.  The Company also plans to continue its efforts to identify ways of reducing operating costs and to increase liquidity through additional equity and debt financings and has a standing agreement with an institutional investment firm that may provide additional equity and debt financings.  The completion of these financings and the operational initiatives are anticipated to improve the Company’s cash shortage and to help foster the implementation of the Company’s current initiatives and business plan.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

BASIS OF PRESENTATION

The condensed consolidated financial statements of EnerLume Energy Management Corp. and subsidiaries for the three and nine months ended March 31, 2009 and 2008 have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) and disclosures necessary to present fairly the financial position, results of operations and cash flows for the periods presented.  The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the SEC.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of EnerLume and its wholly-owned subsidiaries since the date of acquisition.  The consolidated financial statements reflect the accounts and results of corporate dining and unitized meals as discontinued operations for the nine months ended March 31, 2008 within the accompanying financial statements, as those assets have been sold on October 26 and October 31, 2007, respectively.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates.

INVENTORIES

Inventories consist of finished goods, primarily electrical components and are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

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

REVENUE RECOGNITION (Continued)

Energy Services.  Our energy services segment recognizes revenues from contract installations on a percentage of completion basis and the installation of computerized products when the products are delivered and the installation is complete. Contract installations with the RS Services, Inc. subsidiary also can include contracts that extended beyond the fiscal reporting periods.  EnerLume accounted for these projects on a percentage of completion basis, which is governed by SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts.  As work in progress continues, the contracts specify for progress payments and the acceptance of the work from the buyer as delivered.  The measurement of performance during the recognition process is calculated by the contract value of the total work to date.  The contract billings require a set invoicing schedule either on a monthly and/or quarterly basis.  Revenue is recognized based on the performance rendered at the measurement date.  The Company has incurred costs and estimated earnings in excess of billing of $10,145 and $72,134 at March 31, 2009 and 2008, respectively, which are included in accounts receivable.

Energy Efficiency Products. EnerLume recognizes product revenue at the time of delivery with the channel partner which EnerLume has a direct contractual agreement.   Title to the products delivered are transferred with a fixed fee upon fully accomplishing the terms of the agreement, and collectability is reasonably assured, as governed by SEC Staff Accounting Bulletin #104 (SAB 104).  Under SAB 104, revenue is realized and earned when all of the following are met:  i) persuasive evidence of an arrangement is met, ii) delivery has occurred or services rendered, iii) sellers price to buyer is fixed or determinable, and iv) collectability is reasonably assured.

RESEARCH AND DEVELOPMENT

Research and development costs related to our energy management division are charged to expense when incurred.  The amount charged to expense for the nine months ended March 31, 2009 and 2008 was $82,675 and $131,298 respectively.

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

Net loss per common share was computed based upon 13,907,905 and 11,954,440 weighted average number of common shares outstanding during the nine months ended March 31, 2009 and 2008, respectively.  Net loss per common share was computed based upon 14,071,441 and 13,057,863 weighted average number of common shares outstanding during the three months ended March 31, 2009 and 2008, respectively.

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

The March 31, 2008 preferred stock dividend declared of $10,667 has been added to the net loss of $4,983,248 for the nine months ended March 31, 2008 to calculate the net loss applicable to common stockholders of $4,993,915 and the corresponding net loss per common share of $0.42.  There was no preferred stock dividends for the nine months ended March 31, 2009.

Shares under stock purchase options totaled 1,338,000 and 1,492,000 for the nine months ended March 31, 2009 and 2008, respectively.  Shares under warrants totaled 5,975,715 and 2,880,808 for the nine months ended March 31, 2009 and 2008, respectively.  Convertible notes subject to potential dilution totaled 5,427,142 and 400,943 shares for the nine months ended March 31, 2009 and 2008 respectively.

SEGMENT INFORMATION

The Company’s primary operating segments are the energy services segments of RS Services and energy efficiency product segment consisting of EnerLume Corp.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK COMPENSATION PLANS

The Company records compensation expense associated with stock options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, as interpreted by SEC Staff Accounting Bulletin No. 107.  During the nine months ended March 31, 2009, the Company recognized $28,548 in stock based compensation expense and for the three and nine months ended March 31, 2008, the Company recognized $13,782 and $785,277, respectively.  The grant date fair value is calculated using the Black-Scholes option valuation model.  There were 40,000 options granted during the nine months ended March 31, 2009 and 447,000 options granted during the nine months ended March 31, 2008.  there were no stock based compensation expense or options granted during the three months ended March 31, 2009.

The weighted-average fair value of options granted during the nine months ended March 31, 2009 was $0.47. The following assumptions were used during fiscal 2009:

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

In April 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 amends FASB Statement No.157, Fair Value Measurements to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability significantly decreased in relation to market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP No. 157-4 becomes effective for interim and annual periods ending after June 15, 2009 with early application permitted for period ending after March 15, 2009. The Company does not expect the application of FSP No. 157-4 to have a material impact on its consolidated financial statements upon adoption.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 1 -	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In April 2009, the FASB issued Staff Position No. FAS 107-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 amends FASB Statement No.107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financials information at interim reporting periods. FSP No. 107-1 becomes effective for interim and annual periods ending after June 15, 2009 with early application permitted for period ending after March 15, 2009. The Company does not expect the application of FSP No. 107-1 to have a material impact on its consolidated financial statements upon adoption.

In April 2009, the FASB issued Staff Position No. FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 provides new guidance on the recognition of an Other-Than-Temporary-Impairments (OTTI) and provides some new disclosure requirements. FSP No. 115-2 becomes effective for interim and annual periods ending after June 15, 2009 with early application permitted for periods ending after March 15, 2009. The Company does not expect the application of FSP 115-2 to have a material impact on its consolidated financial statements upon adoption.

No other new accounting pronouncement issued or effective during this interim period has had or is expected to have a material impact on the consolidated financial statements.

NOTE 2 -	DISCONTINUED OPERATIONS OF FOOD SERVICE DIVISION

The fiscal 2008 period reflects the food service division classified as assets held for sale and reported as discontinued operations.  The food service division was sold in October 2007 which resulted in a gain on the sale in the aggregate of $800,988 during the nine months ended March 31, 2008.

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

The Corporate Dining accounts are classified as discontinued operations in the consolidated financial statements for the three and nine months ended March 31, 2008.

Summarized operating data for the discontinued operations of Corporate Dining are as follows:

	Three Months Ended Mar 31, 2008	Nine Months Ended Mar 31, 2008
Net revenue	$13,590	$3,810,662
Income before taxes	13,590	168,300
Income taxes	-	4,000
Income from discontinued operations	$13,590	$164,300

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 2 -	DISCONTINUED OPERATIONS OF FOOD SERVICE DIVISION (Continued)

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

The unitized meals accounts are classified as discontinued operations in the consolidated financial statements for the three and nine months ended March 31, 2008.

Summarized operating data for the discontinued operations of unitized meals are as follows:

	Three Months Ended Mar 31, 2008	Nine Months Ended Mar 31, 2008
Net revenue	$-	$5,353,684
Income before taxes	-	180,713
Income taxes	-	16,000
Income from discontinued operations	$-	$164,713

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 3 -	DEMAND NOTE PAYABLE

RS Services has an open credit obligation with a bank with interest calculated based on a variable rate index equal to the Wall Street Journal prime rate daily plus 1% per annum (4.25% at March 31, 2009).  The note is collateralized by certain assets of RS Services and has an outstanding balance of $348,922 and $293,223 at March 31, 2009 and June 30, 2008 respectively.  On May 15, 2009 RS Services received a principal reduction demand payment in the amount of $258,486 from the holder of the demand note which is the amount in excess of the collateralized eligible accounts receivable balance (See Note 9).

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

SECURED DEBT (Continued)

Pursuant to EITF No. 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, an embedded beneficial conversion feature has been recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in-capital.  That amount is calculated at the commitment date of July 23, 2007 as the difference between the conversion price and the fair value of the common stock.  The recorded discount resulting from allocation of proceeds to the beneficial conversion feature is amortized and recognized as interest expense over the minimum period from the date of issuance to the date at which the debt holder can realize that return using the effective yield method.   The market price of the Company’s shares when the Company committed to the July 23, 2007 private placement was $2.70 per share and the exercise price of the Note was set at $2.12 per share. A beneficial conversion feature was also recorded during the repricing of the convertible feature of the Notes on August 4, 2008.   For the nine months ended March 31, 2009 and 2008 the beneficial conversion feature recorded as interest expense was $264,859 and $160,516 respectively.  For the three months ended March 31, 2008, the beneficial conversion feature recorded as interest expense was $58,008.

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

During January 2009 the Company entered into a promissory note extension agreements with the holders of the notes with a face value of $437,500 to amend the terms of the 7.5% unsecured promissory notes.  Pursuant to the promissory note extension agreements, the maturity date for the Unsecured Notes were extended to July 31, 2009, interest shall continue to accrue on the Unsecured Notes and the Company shall continue to accrue interest payments under the terms of the Unsecured Notes until the amended maturity date. As an inducement to the note holders to extend the maturity date, the Company issued aggregate warrants to purchase 218,750 shares of the Company’s common stock exercisable until January 31, 2014 at $0.54 per share.  Such warrants were valued at $45,918 under the Black Scholes method.  This debt discount will be amortized over the remaining term of the Notes.

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

On February 12, 2009, the Company entered into a promissory note extension agreement with the holder of the 18% convertible unsecured promissory note to amend the terms of the note issued to him on July 30, 2008.  Pursuant to the promissory note extension agreement, the principal on the note has been increased to $545,000 which includes the prior accrued interest.  The conversion feature on the note was adjusted to $0.37 per share and the maturity date for the unsecured note was extended to July 30, 2009 and shall continue to accrue interest at the rate of 18% per annum in accordance with the original terms of the unsecured note.  In addition, the holder received an additional warrant to purchase 310,000 shares of the Company’s common stock exercisable until January 31, 2014 at $0.54 per share.  The warrants issued were valued at $77,106 under the Black Scholes method and will be amortized over the remaining term of the note. The beneficial conversion feature of $91,835 associated with the adjusted convertible amount will be amortized over the six month term and charged to interest expense.  The holder of the note is a brother to a member of the Company’s Board of Directors and such brother did not participate in the Board’s decision to extend the notes or the revised terms thereof.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 4 -	DEBT (Continued)

UNSECURED DEBT (Continued)

On September 30, 2008, the Company completed the sale of 2.5 units consisting of an 18% convertible unsecured promissory note and common stock purchase warrants to five investors that met the definition of an “accredited investor” pursuant to Regulation D of the Securities Act of 1933.  The total net proceeds to the Company were $125,000.  The units were sold for $50,000 and entitled the unit holder to 25,000 common stock purchase warrants which are exercisable for a five year period at $0.54 per warrant.  The note bears interest at a rate of 18% per annum, payable at maturity in arrears in cash.  The note will mature and be payable in full six months from the date of issuance.  The holders may convert the note and any accrued interest thereon after six months from the date of issuance into shares of common stock at a conversion rate of $0.47 per share.  The Company did not pay a sales commission or other remuneration in connection with the sale of the note.  The warrants issued from the 18% convertible unsecured promissory note were aggregated and valued at $111,921 under the Black Scholes method and will be amortized over the remaining term of the units.   The Company also recorded a beneficial conversion feature of $151,814 as a discount and being amortized over nine months to interest expense.

On December 2, 2008, the Company completed the sale of 3.9 units consisting of an 18% convertible unsecured promissory note and common stock purchase warrants to four investors that met the definition of an “accredited investor” pursuant to Regulation D of the Securities Act of 1933.  The total net proceeds to the Company were $195,000.  Each unit was sold for $50,000 and entitled the unit holder to 25,000 common stock purchase warrants which are exercisable for a five year period at $0.54 per warrant.  The note bears interest at a rate of 18% per annum, payable at maturity in arrears in cash.  The note will mature and be payable in full six months from the date of issuance.  The holders may convert the note and any accrued interest thereon after six months from the date of issuance into shares of common stock at a conversion rate of $0.47 per share.  The Company did not pay a sales commission or other remuneration in connection with the sale of the note.  The warrants issued from the 18% convertible unsecured promissory note were aggregated and valued at $26,541 under the Black Scholes method and will be amortized over the remaining term of the units.   The Company also recorded a beneficial conversion feature of $21,196 as a discount and being amortized over nine months to interest expense.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 4 -	DEBT (Continued)

UNSECURED DEBT (Continued)

On December 31, 2008, the Company completed the sale of $125,000, 12% two month unsecured promissory note and common stock purchase warrants to two investors that met the definition of an “accredited investor” pursuant to Regulation D of the Securities Act of 1933.  Each note entitled the holder to an aggregate 200% common stock purchase warrants which are exercisable for a five year period at $0.26 per warrant.  The note bears interest at a rate of 12% per annum, payable at maturity in arrears in cash.  The note will mature and be payable in full two months from the date of issuance.  The Company paid a 10% sales commission in connection with the sale of the note.  The warrants issued from the 18% convertible unsecured promissory note were aggregated and valued at $46,553 under the Black Scholes method and will be amortized over the remaining term of the units. On April 29, 2009, the Company entered into a promissory note extension agreement with the holder of the 12% unsecured promissory note due March 1, 2009 (see note 9)

On February 26, 2009, the Company entered into a promissory note extension agreement with the holder of the 12% unsecured promissory note due February 19, 2009 to amend the terms of the note issued to him on December 19, 2008.  The unsecured note was originally issued for the principal amount of $100,000, accrued interest at the rate of 12% per annum.  Pursuant to the promissory note extension agreement, the principal on the note has been increased to $102,000 which includes the prior accrued interest.  The maturity date for the unsecured note was extended to June 19, 2009 and shall continue to accrue interest at the rate of 12% per annum in accordance with the original terms of the unsecured note.  In addition, the holder received an additional warrant to purchase 200,000 shares of the Company’s common stock exercisable until January 31, 2014 at $0.26 per share. The warrant issued was valued at $45,913 under the Black Scholes method and will be amortized over the remaining term of the note.

On January 5, 2009, the Company completed the sale of a 12% unsecured promissory note and common stock purchase warrants to one investor that met the definition of an “accredited investor” pursuant to Regulation D of the Securities Act of 1933.  The total net proceeds to the Company were $25,000.  The note entitled the unit holder to 50,000 common stock purchase warrants which are exercisable for a five year period at $0.27 per warrant.  The note bears interest at a rate of 12% per annum, payable at maturity in arrears in cash.  The note will mature and be payable in full two months from the date of issuance. The warrants issued were valued at $9,649 under the Black Scholes method and will be amortized over the term of the note.The Company did not pay a sales commission or other remuneration in connection with the sale of the note.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 4 -	DEBT (Continued)

UNSECURED DEBT (Continued)

During March 2009, the Company entered into a promissory note extension agreements with four holders of the 18% unsecured promissory note due March 2009 to amend the terms of the note issued to them in September 2008.  The unsecured notes were originally issued for the aggregate principal amount of $100,000, accrued interest at the rate of 18% per annum. Pursuant to the promissory note extension agreement, the aggregate principal on the notes has been increased to $109,000 which includes the prior accrued interest.  The maturity date for the unsecured note was extended to September 2009 and shall continue to accrue interest at the rate of 18% per annum in accordance with the original terms of the unsecured note.  In addition, the holders received additional warrants to purchase 50,000 shares of the Company’s common stock exercisable until March 31, 2014 at $0.54 per share. The warrants issued were valued at $4,772 under the Black Scholes method and will be amortized over the remaining term of the note.

NOTE 5 -	STOCKHOLDERS’ EQUITY

The Company granted 40,000 stock options during the nine months ended March 31, 2009 and recorded 174,000 forfeitures as actual terminations according to the plan policy.

On July 1, 2008, The Company issued 68,750 shares to the members of the Board pursuant to the scheduled quarterly and annual compensation plan in the fourth quarter of fiscal 2008. The value of the shares granted totaled $55,000 and were accrued as of June 30, 2008.  On October 1, 2008, The Company issued 44,530 shares to the members of the Board pursuant to the scheduled quarterly compensation plan in the first quarter of fiscal 2009. The value of the shares granted totaled $29,836.  On January 1, 2009, The Company issued 77,586 shares to the members of the Board pursuant to the scheduled quarterly compensation plan in the second quarter of fiscal 2009. The value of the shares granted totaled $22,500.  On April 1, 2009, the Company issued 163,427 shares to the members of the Board pursuant to the scheduled quarterly compensation plan for the third quarter of fiscal 2009. The value of the shares granted totaled $29,417.

On October 3, 2008, the Company issued 25,000 shares as compensation to an employee. The value of the shares granted totaled $16,750.

In September 2008, the Company granted 363,723 shares of common stock upon conversion of $150,000 plus interest of $20,950 of the $850,000 of subordinated secured convertible promissory notes.  The securities were issued at a conversion price of $0.47.

On January 31, 2009 the Company issued 105,000 warrants to purchase common shares as sales commission to a broker/dealer in exchange for the support relating to the extension agreements executed for the 7.5% notes.  The warrants issued were valued at $22,201 under the Black Scholes method and were expensed professional services expense.

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

The provision for income taxes for discontinued operations consists of current state income taxes of $20,000 for the nine months ended March 31, 2008.

As of March 31, 2009, the Company has federal net operating loss carryforwards of approximately $32,048,000 expiring through fiscal 2028.

The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.  The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.  At March 31, 2009, the Company has recorded a valuation allowance for all of its net deferred tax assets and for the nine months ended March 31, 2009 the Company increased the valuation allowance by approximately $1,866,000.

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

State and Federal Court Individual Suits

On May 2, 2006, 47 plaintiffs who alleged that they had purchased the Company’s securities at artificially inflated prices in reliance on the July 2005 press release sued the Company in the Connecticut Superior Court in Enrique Jose Contreras, et al., v. Host America Corp., Docket No. No. UWY-CV-06-4013754-S (“Contreras” action). The Contreras amended complaint asserts claims under state law, including fraud and negligent misrepresentation. On June 25, 2007, the same plaintiffs’ group filed a separate complaint under the federal securities laws in the federal district court in Connecticut against David J. Murphy, Geoffrey Ramsey, Peter Sarmanian, and Roger D. Lockhart, in the matter Anil Sawant, et al. v. Geoffrey W. Ramsey, et. al., Civil Action No. 07-cv-980 (VLB).  Plaintiffs in the two cases claim aggregate damages of approximately $2.93 million.  The Company and its past and present officer and director defendants have tentatively agreed in principal with the plaintiffs to settle both actions. The tentative agreement is subject to various contingencies and will not become binding until the parties have executed a written settlement stipulation.  There is no assurance that a settlement will be finalized.  In the event a settlement is not concluded, the Company believes that it has substantial and meritorious defenses to the action.  As of May 11, 2009, the Company’s counsel has informed the court it’s decision to withdrawal from the Contreras case.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 7 -	CONTINGENCIES (Continued)

LEGAL MATTERS (Continued)

Anne and Debra Ramsey Arbitration

On December 2, 2005, a Demand for Arbitration was filed by Anne Ramsey and Debra Ramsey alleging that their employment was terminated in breach of employment agreements that they purportedly entered into with the Company.  Anne Ramsey, the sister of Geoffrey Ramsey, was the Company’s former Human Resource Director and had served on the Board of Directors until June 18, 2007. Debra Ramsey is the wife of Geoffrey Ramsey and was a former administrative assistant for the Company.  The Company terminated both individuals on November 23, 2005.  On or about March 20, 2006, the Company instituted an injunction proceeding in the New Haven Superior Court to permanently enjoin this arbitration on the basis that the Company never authorized the employment agreements relied upon by Anne and Debra and therefore such contracts were void. The matter was tried in November 2006 and the Court rendered a decision on January 8, 2007 denying a permanent injunction. On January 26, 2007 the Company filed an appeal of the Superior Court decision in the Connecticut Appellate Court and thereafter filed a Motion for Stay with the Superior Court which was granted. On July 5, 2007 the Company filed its brief with the Appellate Court and oral argument occurred on March 10, 2008.  On May 20, 2008, the Connecticut Appellate affirmed the Superior Court’s decision.  Thereafter the Company filed a petition for certification on June 27, 2008 with the Supreme Court in the State of Connecticut which the Supreme Court denied.  An arbitration hearing occurred on March 3rd and 5th 2009, and briefs from both parties were filed on March 24, 2009.

On April 3, 2009, the Arbitrator ruled that the Company’s reasons for terminating Debra Ramsey did not constitute “cause” as that term was defined in her employment agreement and, therefore, the Company had breached Debra Ramsey’s employment agreement and was ordered to pay Ms. Debra Ramsey $545,931.50 in salary and fringe benefits which she would have been entitled to pursuant to her employment agreement until it terminated by its terms on April 21, 2016.  Ms. Debra Ramsey was also awarded attorneys’ fees to be determined at a future date.  Also on April 3, 2009, the Arbitrator further ruled that the Company had sufficient grounds to discharge Ms. Anne Ramsey for “cause” as that term was defined in her employment agreement and, accordingly, she was not entitled to any salary or benefits for the balance of the remaining term of her agreement.  As a result of the Arbitrator’s decision with respect to Ms. Anne Ramsey, the Company was awarded its attorneys’ fees to be determined at a future date.  The Company has reserved the above award and is reflected in the results of operations for three months ended March 31, 2009.

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 7 -	CONTINGENCIES (Continued)

LEGAL MATTERS (Continued)

Wal-Mart Stores, Inc. v. Eaton Corp. & RS Services

On July 9, 2008, RS Services, Inc. was named as a co-defendant with Eaton Corp. in a lawsuit initiated by Wal-Mart arising from an industrial accident in July 2006.  The case is docket number 08CV1141and was filed in Adams County District Court in the State of Colorado.  Wal-Mart claims breach of contract and negligence against the defendants.  It seeks damages for worker’s compensation benefits paid to its employees, property damage, lost profits, and other items.  In accordance with the liability insurance policy, RS Services, Inc. has submitted the defense of this case to its liability carrier.  Management believes that the liability carrier for RS Services, Inc. will cover all expenses, including damages, relating to this suit as part of the liability policy and without additional expense by RS Services, Inc.

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

Business segment financial information as of and for the three months ended March 31, 2009 is as follows:

	Energy Services	Energy Products	Corporate	Total
Sales to unaffiliated customers	$449,865	$12,952	$-	$462,817
Segment loss	(484,561)	(259,310)	(1,670,380)	(2,414,251)
Depreciation and amortization	55,579	3,223	5,215	64,016
Provision for income taxes	-	-	-	-

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 8 -	INDUSTRY SEGMENT INFORMATION (Continued)

Business segment financial information for the three months ended March 31, 2008 is as follows:

	Energy Services	Energy Products	Corporate	Total
Sales to unaffiliated customers	$919,975	$73,486	$-	$993,461
Segment loss	(239,575)	(257,901)	(1,497,506)	(1,994,982)
Depreciation and amortization	77,737	3,695	9,598	91,030
Provision for income taxes	-	-	-	-

Business segment financial information as of and for the nine months ended March 31, 2009 is as follows:

	Energy Services	Energy Products	Corporate	Total
Sales to unaffiliated customers	$2,818,879	$84,566	$-	$2,903,445
Segment loss	(1,231,315)	(722,989)	(4,500,535)	(6,454,839)
Depreciation and amortization	194,822	10,919	20,528	226,269
Provision for income taxes	-	-	-	-
Segment assets	543,804	715,219	73,549	1,332,573

Business segment financial information for the nine months ended March 31, 2008 is as follows:

	Energy Services	Energy Products	Corporate	Total
Sales to unaffiliated customers	$5,184,904	$208,345	$-	$5,393,249
Segment profit (loss)	356,447	(606,469)	(5,863,227)	(6,113,249)
Depreciation and amortization	239,571	9,655	27,657	276,883
Provision for income taxes	-	-	-	-
Segment assets	1,529,626	589,358	427,723	2,546,707

ENERLUME ENERGY MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

NOTE 9 -	SUBSEQUENT EVENTS

PRIVATE PLACEMENTS

On April 16, 2009, the Company entered into a promissory note extension agreement with a holder of the 18% unsecured promissory note due April 16, 2009 to amend the terms of the note issued to him on October 16, 2008.  The unsecured note was originally issued for the principal amount of $25,000, accrued interest at the rate of 18% per annum.  Pursuant to the promissory note extension agreement, the principal on the note has been increased to $27,250 which includes the prior accrued interest.  The maturity date for the unsecured note was extended to October 16, 2009 and shall continue to accrue interest at the rate of 18% per annum in accordance with the original terms of the unsecured note.  In addition, the holder will receive an additional warrant to purchase 12,500 shares of the Company’s common stock exercisable until January 31, 2014 at $0.54 per share.

On April 29, 2009, the Company entered into a promissory note extension agreement with the holder of the 12% unsecured promissory note due March 1, 2009 to amend the terms of the note issued to him on December 31, 2008.  The unsecured note was originally issued for the principal amount of $25,000, accrued interest at the rate of 12% per annum.  Pursuant to the promissory note extension agreement, the principal on the note has been increased to $25,500 which includes the prior accrued interest.  The maturity date for the unsecured note was extended to July 1, 2009 and shall continue to accrue interest at the rate of 12% per annum in accordance with the original terms of the unsecured note.  In addition, the holder will receive an additional warrant to purchase 25,000 shares of the Company’s common stock exercisable until January 31, 2014 at $0.10 per share.

During May 2009, the Company entered into agreements with five investors that met the definition of an “accredited investor” pursuant to Regulation D of the Securities Act of 1933 for the sale of an aggregate $150,000 12% four month unsecured promissory note and common stock purchase warrants. Each note entitled the holder to an aggregate 200% common stock purchase warrants which are exercisable for a five year period at $0.35 per warrant.  The note bears interest at a rate of 12% per annum, payable at maturity in arrears in cash.  The note will mature and be payable in full four months from the date of issuance.  The Company paid a 10% sales commission in connection with the sale of the note.

DEMAND NOTE PAYABLE

On May 15, 2009 RS Services received a principal reduction demand payment in the amount of $258,486 from Liberty Bank, the holder of the demand note which is the amount in excess of the collateralized eligible accounts receivable balance (see Note 3), balance as required by the note.

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

Recent Developments

This section covers developments beginning in the third quarter of fiscal 2009 (beginning January 1, 2009).

Ramsey Arbitration

On December 2, 2005, a Demand for Arbitration was filed by Anne Ramsey and Debra Ramsey alleging that their employment was terminated in breach of employment agreements that they purportedly entered into with us.  We terminated both individuals on November 23, 2005.  On or about March 20, 2006, we instituted an injunction proceeding in the New Haven Superior Court to permanently enjoin this arbitration on the basis that the Company never authorized the employment agreements relied upon by Anne and Debra and therefore such contracts were void. The matter was tried in November, 2006 and the Court rendered a decision on January 8, 2007 denying a permanent injunction. On January 26, 2007 we filed an appeal of the Superior Court decision and on May 20, 2008, the Connecticut Appellate Court affirmed the lower Court’s decision.  Accordingly, an arbitration hearing occurred on March 3rd and 5th 2009, and briefs from both parties were filed on March 24, 2009.

On April 3, 2009, the Arbitrator ruled that our reasons for terminating Debra Ramsey did not constitute “cause” as that term was defined in her employment agreement and, therefore, the Company had breached Debra Ramsey’s employment agreement and was ordered to pay Ms. Debra Ramsey $545,931.50 in salary and fringe benefits which she would have been entitled to pursuant to her employment agreement until it terminated by its terms on April 21, 2016.  Ms. Debra Ramsey was also awarded attorneys’ fees to be determined at a future date.

Also on April 3, 2009, the Arbitrator further ruled that we had sufficient grounds to discharge Ms. Anne Ramsey for “cause” as that term was defined in her employment agreement and, accordingly, she was not entitled to any salary or benefits for the balance of the remaining term of her agreement.  As a result of the Arbitrator’s decision with respect to Ms. Anne Ramsey, the Company was awarded its attorneys’ fees to be determined at a future date.

Private Placements

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

On February 12, 2009, we entered into a promissory note extension agreement with the holder of the 18% convertible unsecured promissory note to amend the terms of the note issued on July 30, 2008.  The unsecured note was originally issued for the principal amount of $500,000, convertible into common stock at $0.47 per share, accrued interest at the rate of 18% per annum, and was originally due on January 30, 2009.  Pursuant to the promissory note extension agreement, the principal on the note has been increased to $545,000 which includes the prior accrued interest.  The conversion feature on the note was adjusted to $0.37 per share and the maturity date for the unsecured note was extended to July 30, 2009 and shall continue to accrue interest at the rate of 18% per annum in accordance with the original terms of the unsecured note.  In addition, the holder will receive an additional warrant to purchase 310,000 shares of the Company’s common stock exercisable until January 31, 2014 at $0.54 per share.  The holder of the note is a brother of Nicholas Troiano, a current member of the Board of Directors.  Nicholas Troiano did not participate in the Board’s decision to extend the notes or the revised terms thereof.

On February 26, 2009, we entered into a promissory note extension agreement with the holder of the 12% unsecured promissory note due February 19, 2009 to amend the terms of the note issued to him on December 19, 2008.  The unsecured note was originally issued for the principal amount of $100,000, accrued interest at the rate of 12% per annum.  Pursuant to the promissory note extension agreement, the principal on the note has been increased to $102,000 which includes the prior accrued interest.  The maturity date for the unsecured note was extended to June 19, 2009 and shall continue to accrue interest at the rate of 12% per annum in accordance with the original terms of the unsecured note.  In addition, the holder received an additional warrant to purchase 200,000 shares of the Company’s common stock exercisable until January 31, 2014 at $0.26 per share.

During March 2009, we entered into promissory note extension agreements with four holders of the 18% unsecured promissory note due March 2009 to amend the terms of the note issued to them in September

2008.  The unsecured notes were originally issued for the aggregate principal amount of $100,000, accrued interest at the rate of 18% per annum. Pursuant to the promissory note extension agreement, the aggregate principal on the notes has been increased to $109,000 which includes the prior accrued interest.  The maturity date for the unsecured note was extended to September 2009 and shall continue to accrue interest at the rate of 18% per annum in accordance with the original terms of the unsecured note.  In addition, the holder will receive an additional warrant to purchase 50,000 shares of the Company’s common stock exercisable until March 31, 2014 at $0.54 per share.

On April 16, 2009, we entered into a promissory note extension agreement with a holder of the 18% unsecured promissory note due April 16, 2009 to amend the terms of the note issued to him on October 16, 2008.  The unsecured note was originally issued for the principal amount of $25,000, accrued interest at the rate of 18% per annum.  Pursuant to the promissory note extension agreement, the principal on the note has been increased to $27,250 which includes the prior accrued interest.  The maturity date for the unsecured note was extended to October 16, 2009 and shall continue to accrue interest at the rate of 18% per annum in accordance with the original terms of the unsecured note.  In addition, the holder will receive an additional warrant to purchase 12,500 shares of the Company’s common stock exercisable until January 31, 2014 at $0.54 per share.

On April 29, 2009, we entered into a promissory note extension agreement with the holder of the 12% unsecured promissory note due March 1, 2009 to amend the terms of the note issued to him on December 31, 2008.  The unsecured note was originally issued for the principal amount of $25,000, accrued interest at the rate of 12% per annum.  Pursuant to the promissory note extension agreement, the principal on the note has been increased to $25,500 which includes the prior accrued interest.  The maturity date for the unsecured note was extended to July 1, 2009 and shall continue to accrue interest at the rate of 12% per annum in accordance with the original terms of the unsecured note.  In addition, the holder will receive an additional warrant to purchase 25,000 shares of the Company’s common stock exercisable until January 31, 2014 at $0.10 per share.

During May 2009, we entered into agreements with five investors that met the definition of an “accredited investor” pursuant to Regulation D of the Securities Act of 1933 for the sale of an aggregate $150,000 12% four month unsecured promissory note and common stock purchase warrants. Each note entitled the holder to an aggregate 200% common stock purchase warrants which are exercisable for a five year period at $0.35 per warrant.  The note bears interest at a rate of 12% per annum, payable at maturity in arrears in cash.  The note will mature and be payable in full four months from the date of issuance.  The Company paid a 10% sales commission in connection with the sale of the note.

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

Demand Note Payable

On May 15, 2009 RS Services, our wholly owned subsidiary, received a principal reduction demand payment in the amount of $258,486 from Liberty Bank, the holder of the demand note.  Per the terms of the demand note, RS Services received the demand for payment as RS Services has exceeded its draw limits under the term of the note.  Liberty Bank has requested payment of the amount in excess of the collateralized eligible accounts receivable balance immediately.  RS Services entered into the note on July 31, 2008 and the note is secured by the receivables and inventory of the subsidiary.

Outlook

Our overall short term outlook is directly dependent on the success of immediate fundraising efforts, which are imperative for the Company to continue as a going concern.  There is inadequate cash on the balance sheet to support the Company’s present obligations.  We have suffered recurring losses from continuing operations, have had negative cash flows from operations, have had a working capital and stockholders’ deficiency at March 31, 2009 and are subject to litigation settlements that will have an adverse effect on our ability to continue as a going concern.

We are currently having difficulty meeting unpaid vendors, debtholders principal and interest payments and other support obligations.  In the event that we are unable to extend or refinance our debt or obtain additional capital on a timely basis and on acceptable terms, we will be required to take further steps to attempt to acquire the funds necessary to satisfy our short-term cash needs or may be forced to restructure operations. Our inability to address our debt maturities in a satisfactory fashion also raises substantial doubts as to our ability to continue as a going concern.

We will continue to strive for new and innovative ideas to develop products that will provide electrical energy efficiency.  Continuing development of new products such as daylight harvesting, electric heating, demand response, lighting ballast and lamps as well as energy efficiency for HID lighting will compliment our existing EnerLume│EM® product and help expand into a larger market presence.  We aspire to develop a complete lighting system, including ballast, lamps and light fixture together with EnerLume│EM® which, when used together, will provide maximum energy savings.  As new ideas emerge from new and existing technology for energy efficiency, we will research the feasibility of developing such technology to help reduce electrical demand to satisfy the global need for energy conservation.

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

In the annual report filed on Form 10-K for the fiscal year of 2008 we disclosed that we had experienced longer sales cycles with our product than initially anticipated and also disclosed that we experienced a more cautious approach from public acceptance to the new technology which was unforeseen in our prior forecasts and guidance.  We do not anticipate this product sales trend to continue into the fiscal year of 2009, as we have adopted marketing outreach programs through channel partner relationships and potential third party distribution channels to both market and cross-market energy efficiency products.  We believe that our solution to energy efficiency will be part of an end-user overall energy reduction plan as we can provide needed cost savings that energy conscious retail and warehouse chains demand.

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

We are also subject to litigation settlements that will have an adverse effect on our operations.  If we are unable to meet any or all of these legal settlements, we may be forced to either restructure operations, or take other necessary and appropriate matters that could potentially limit our ability to continue operations.

Results of Operations
Three months ended March 31, 2009 (the “2009 Period”) vs. three months ended March 31, 2008 (the “2008 Period”)

The following are our net revenues from continuing operations for:

	2009 Period	2008 Period	Variance	% Variance

Energy Services	$449,865	$919,975	$(470,110)	-51.1%
Energy Products	12,952	73,486	(60,534)	-82.4%

Total Revenues	$462,817	$993,461	$(530,644)	-53.4%

We have experienced an aggregate revenue decrease from continuing operations of 53.4% as compared to the 2008 Period. The decrease in energy services revenue is a direct reflection of continued shortfalls in revenue in the 2009 Period from installation and product servicing revenues.  This shortfall resulted in a revenue decrease of approximately $765,000. Construction related revenue increased by approximately $295,000 to partially offset the shortfall from installation and product servicing services revenues The shortfall in the 2009 Period is a direct reflection of the overall downturn in the macro-economic environment which commenced in the second quarter of the 2009 fiscal year.  We anticipate this revenue decrease from the 2008 Period to continue until improvements in the macro-economic environment take hold.

Revenues from technical service support of $12,952 in the 2009 Period include the consulting and training of support for our channel partner network. Technical service support sales recorded in the 2008 Period were $73,486. We do not anticipate this revenue decrease trend to continue, as we have recorded as deferred revenue a backlog billing of $210,000 in the 2009 Period and we have recently received the funds to produce the 60A EnerLume | EM® units that have not been delivered during the 2009 Period. This order resulted from our channel partners’ contract with a retail chain to install our EnerLume | EM® product in 96 of the retail chain’s stores.  Such installation will commence in the fourth quarter of the fiscal year of 2009.  We anticipate technical service support sales to increase with the anticipated increase in product sales.  However, the current economic conditions have negatively affected retail sales of our product which created a substantial challenge to the timely execution of our business plan.

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

The following are our direct costs and margins from continuing operations for:

	2009 Period	2008 Period	Variance	% Variance
Cost of revenues from:
Energy Services	$532,768	$833,131	$(300,363)	-36.1%
Energy Products	839	27,202	(26,363)	-96.9%

Total costs of revenues	$533,607	$860,333	$(326,726)	-38.0%

	2008 Period	2007 Period	Variance
Direct cost margins from:
Energy Services	-18.4%	9.4%	-27.8%
Energy Products	93.5%	63.0%	30.5%

Total direct cost margin	-15.3%	13.4%	-28.7%

The Company’s cost of revenues from continuing operations represent the direct cost of job materials, direct wages for electrical installations relating to energy services, direct product costs and labor associated with technical training and servicing our channel partners for our energy products segment.  Energy services direct costs throughout the 2009 Period were reduced by approximately $126,000 directly related to subcontractor and other related cost reductions. Job material costs and direct labor costs also decreased by approximately $106,000 and approximately $56,000 respectively.  Depreciation directly related to cost of goods sold decreased by $12,000 from the 2008 Period. Our energy products segment direct costs experienced a favorable variance from the 2008 period of $26,363, as we recorded cost savings in technical service support sales.  The 2009 and 2008 Period direct cost margins reflect the out of pocket labor and technical training tools associated with the ramp up of technical service support sales to support the growth in the energy products segment. We anticipate a higher margin trend from energy products to continue in the future as product sales increase.

The following is our other operating costs from continuing operations for:

	2009 Period	2008 Period	Variance

SG&A	$1,732,132	$1,721,506	$10,626
Depreciation and amortization	30,648	45,727	(15,079)
Research and development	11,432	121,988	(110,556)

Total other operating costs	$1,774,212	$1,889,221	$(115,009)

Selling, general and administrative expenses from continuing operations consist primarily of management and clerical salaries, legal, accounting and other professional fees, liability insurance, facility rentals, repairs, maintenance, utilities, commissions, travel and various other costs.  The SG&A variance increase over the 2009 Period is primarily attributable to a one time settlement reserve attributable to the Ramsey decision of $700,000 being offset by the 2008 Period non-cash director compensation charge in the amount of $710,000, related to the issuance of stock compensation in January.  Depreciation and amortization increased nominally by $15,079 in the 2009 Period. The balance of operating costs and expenses is related to the research and development costs of the EnerLume | EM® product. We recognized a decrease in research and development costs by $110,556 associated with our energy management product.

Other Costs:

The unfavorable interest expense variance in the 2009 Period of approximately $172,000 is primarily attributable to the recording of beneficial conversion expense associated with the issuance of convertible promissory note extension agreements signed in the 2009 Period. The unfavorable debt discount amortization costs are primarily attributable to additional warrants issued associated with the extension agreements.  The favorable deferred financing costs in the 2009 Period are the direct result of fully amortized deferred financing costs in the 2009 Period.

Net Loss:

EnerLume incurred a net loss of $2,414,251 for the 2009 Period, as compared to a net loss of $1,896,743 for the 2008 Period.  The net loss in the 2009 Period resulted largely from the loss from operations and the interest expense from the non-cash beneficial conversion charge of convertible debt issued and non cash debt discount charges.  The net loss in the 2008 Period primarily resulted from the loss from operations, non cash charges of debt discount amortization, beneficial conversion charges and deferred financing costs associated with our debt financings.

Results of Operations
Nine months ended March 31, 2009 (the “2009 Period”) vs. nine months ended March 31, 2008 (the “2008 Period”)

The following are our net revenues from continuing operations for:

	2009 Period	2008 Period	Variance	% Variance

Energy Services	$2,818,879	$5,184,904	$(2,366,025)	-45.6%
Energy Products	84,566	208,345	(123,779)	-59.4%

Total Revenues	$2,903,445	$5,393,249	$(2,489,804)	-46.2%

We have experienced an aggregate revenue decrease from continuing operations of 46.2% as compared to the 2008 Period. The decrease in energy services revenue is directly related to the decrease of installation and product servicing services revenue by approximately $1,750,000 from the 2008 Period and the absence of switchgear and retrofit service revenue from both multi-location contractor and subcontractor contracts by approximately $1,024,000. These variances were partially offset by a favorable revenue variance of approximately $408,000 from the 2008 Period relating to revenue increases in ground-up construction billing.  We believe that the lapse of revenues associated with installation and services revenues as well as switchgear and retrofit services, which include replacing older, less efficient equipment and similar electrical devices and replacing them with new, and more updated energy efficient devices such as circuit breakers and florescent lighting tubes and ballasts, is a direct reflection of the overall downturn in the macro-economic environment which commenced in the second half of calendar year 2008.  To this end, a major customer has decreased its overall capital spending and, as a result, has halted its switchgear installations.  We anticipate this revenue decrease from the 2008 Period to continue until improvements in the macro-economic environment take hold.

Our principal energy efficiency product, EnerLume | EM®, has experienced a longer sales cycle than initially anticipated.  We have also experienced a more cautious approach from public acceptance and had to overcome a proof of concept stage with new energy efficiency technology from channel partner clients and prospects which was heretofore difficult to forecast.  Additionally, current economic conditions that have negatively affected retail and other overall consumer confidence measurements have created a challenge to the timely execution of our business plan.  We do not anticipate this revenue decrease trend to continue, as we have recorded as deferred revenue a backlog billing of $210,000 in the 2009 Period and we have recently received the funds to produce the 60A EnerLume | EM® units that have not been delivered during the 2009 Period. This order resulted from our channel partners’ contract with a retail chain to install our EnerLume | EM® product in 96 of the retail chain’s stores.  Such installation will commence in the fourth quarter of the fiscal year of 2009. Revenues from technical service support of $84,566 in the 2009 Period include the services, as well as consulting and training of support for our channel partner network. Technical service support sales recorded in the 2008 Period were approximately $208,345.  We also anticipate technical service support sales to increase with the anticipated increase in product sales.  We continue to research new product line opportunities to support our energy products segment.  Our EnerLume | EM® is a lighting energy efficiency device that is designed to reduce excess kilowatts ordinarily required for operating magnetic or electronic ballasts used in fluorescent lighting systems, and manages the incoming power so the ballasts draw energy when the power transmission is most efficient.  This reduces energy costs while reducing light level by amounts virtually undetectable by the human eye.  We intend to continue to market EnerLume | EM® via channel partners to market leaders

in industry segments (retail, commercial, industrial, and institutional), which we believe will lend credibility and name brand recognition to our product.  Since our fiscal year end June 30, 2008, we have signed agreements with three direct channel partners to market EnerLume | EM®  and we have recently signed a 2 year private brand label agreement with a global technology leader in electrical systems.

The following are our direct costs and margins from continuing operations for:

	2009 Period	2008 Period	Variance	% Variance
Cost of revenues from:
Energy Services	$2,620,169	$3,359,844	$(739,675)	-22.0%
Energy Products	56,315	196,166	(139,851)	-71.3%

Total costs of revenues	$2,676,484	$3,556,010	$(879,526)	-24.7%

	2009 Period	2008 Period	Variance
Direct cost margins from:
Energy Services	7.0%	35.2%	-28.2%
Energy Products	33.4%	5.8%	27.6%

Total direct cost margin	7.8%	34.1%	-26.3%

The Company’s cost of revenues from continuing operations represent the direct cost of job materials, direct wages for electrical installations relating to energy services, direct product costs and labor associated with technical training and servicing our channel partners for our energy products segment.  Energy services costs throughout the 2009 Period were reduced by approximately $772,000 directly related to subcontractor and other related cost reductions.  This savings reduction was partially offset by increased direct wage costs of approximately $115,000.  Material costs also increased by approximately $59,600.  Depreciation directly related to cost of goods sold decreased by $36,000 from the 2008 Period. Our energy products segment direct costs experienced a favorable variance from the 2008 period of $139,851, as we recorded cost savings in technical service support sales.  The 2009 and 2008 Period direct cost margins reflect the out of pocket labor and technical training tools associated with the ramp up of technical service support sales to support the growth in the energy products segment. We anticipate a higher margin trend from energy products to continue in the future as product sales increase.

The following is our other operating costs from continuing operations for:

	2009 Period	2008 Period	Variance

SG&A	$4,466,966	$5,541,917	$(1,074,951)
Depreciation and amortization	120,595	135,550	(14,955)
Research and development	82,675	131,298	(48,623)

Total other operating costs	$4,670,236	$5,808,765	$(1,138,529)

Selling, general and administrative expenses from continuing operations consist primarily of management and clerical salaries, legal, accounting and other professional fees, liability insurance, facility rentals, repairs, maintenance, utilities, commissions, travel and various other costs.  The substantial SG&A decrease over the 2008 Period is primarily attributable to a 2008 Period one time charge relating to employee compensation of approximately $933,000 related to the issuance of stock and option compensation.  The Company had a one time settlement reserve attributable to the Ramsey decision of $700,000 in the 2009 Period as compared to the 2008 Period of non-cash director compensation charge in the amount of $710,000, related to the issuance of stock compensation.  Additionally, reductions in overall general and administrative costs and legal and other services netted additional cost savings of approximately $141,000. Depreciation and amortization increased nominally by $14,955 in the 2009 Period. The balance of operating costs and expenses is related to the research and development costs of the EnerLume | EM® product. We recognized an increase in research and development costs by $48,623 associated with our energy management product.

Other Costs:

The unfavorable interest expense variance in the 2008 Period of approximately $180,000 is primarily attributable to the beneficial conversion charges to interest expense mainly associated with the repricing of all our outstanding convertible notes to $0.47 per share, the issuance of the 6 month, 18% convertible notes and the extensions associated with these notes during the 2009 Period.  The unfavorable variance of approximately $164,000 for debt discount amortization is primarily attributable to the issuance of warrants associated with promissory note extension agreements associated with the 18% bridge notes. The approximately $150,000 decrease in the 2009 Period for deferred financing costs is the direct result of deferred financing costs being fully amortized in the 2009 Period.

Net Loss:

EnerLume incurred a net loss of $6,454,839 for the 2009 Period, as compared to a net loss of $4,983,248 for the 2008 Period.  The net loss in the 2009 Period resulted largely from the loss from operations and the interest expense from the non-cash beneficial conversion charge of convertible debt issued and the repricing of convertible debt and outstanding warrants associated with our prior debt financings and equity funding, as well as non cash debt discount charges.   The net loss in the 2008 Period primarily resulted from the loss from operations, non cash charges of debt discount amortization, beneficial conversion charges and deferred financing costs associated with our debt financings.

Liquidity and Capital Resources

Our overall short term going concern outlook is directly dependent on the success of immediate fundraising efforts, which are imperative for the Company to continue as a going concern.  There is inadequate cash to support the Company’s present obligations.  We have suffered recurring losses from continuing operations, have had negative cash flows from operations, have had a working capital and stockholders’ deficiency at March 31, 2009 and are subject to litigation settlements that will have an adverse effect on our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

We are currently having difficulty meeting unpaid vendors, debtholders’ principal and interest payments and other support obligations.  On May 15, 2009 RS Services received a principle reduction demand payment in the amount of $258,486 from Liberty Bank, the holder of the demand note.  Per the terms of the demand note, RS Services received the demand for payment as RS Services has exceeded its draw limits under the term of the note.  Liberty Bank has requested payment of the amount in excess of the collateralized eligible accounts receivable balance immediately.  RS Services entered into the note on July 31, 2008 and the note is secured by the receivables and inventory of the subsidiary. In the event that we are unable to extend or refinance our debt or obtain additional capital on a timely basis and on acceptable terms, we will be required to take further steps to attempt to acquire the funds necessary to satisfy our short-term cash needs or may be forced to restructure operations. Our inability to address our debt maturities and interest payments in a satisfactory fashion also raises substantial doubts as to our ability to continue as a going concern.

Our cash flow had been mainly consumed by operational costs associated with general and administrative and legal and professional fees, as well as increasing costs pertaining to the deployment of our EnerLume | EM® energy efficiency product.  We are attempting to secure near term debt and/or equity financings to continue as a going concern until we can sustain positive free cash flow from operations.

In the fiscal year of 2008 we reported that we experienced longer sales cycles with our product than initially anticipated and also experienced a more cautious approach from public acceptance and had to overcome a proof of concept stage with new energy efficiency technology from channel partner clients and prospects which was difficult to forecast.   Additionally, current economic and credit market conditions have negatively affected retail and other overall consumer confidence measurements which in turn have created challenges to the timely execution of our business plan. We do not anticipate the impact of the macro economic trends to continue, and our ability to market our energy efficiency has experienced a favorable success rate with initial demonstration sites.  We feel confident that our solution to energy efficiency will be embraced as a part of an overall nationwide energy reduction plan that can provide cost efficiencies and savings to end users of electrical energy.

We plan to improve our operational cash flow through continued focus, deployment and promotion of our energy management segment and the underlying technology associated with our EnerLume | EM® electrical energy efficiency product, as well as introducing new products in the electrical energy efficiency markets. We also plan to continue our efforts to identify ways of reducing operating costs and to increase liquidity through additional equity and debt financings and have entered into an agreement with an institutional investment firm that may provide additional equity and debt financings.  The completion of these financings and the operational initiatives are expected to improve our cash flow and to help foster the implementation of our current initiatives and business plan.

We have experienced a cash decrease in the 2009 Period of $378,564.  The net cash used in operating activities of continuing operations was $1,239,159.  Net cash used in investing activities of continuing operations was $40,551 from purchases of equipment and improvements.  Net cash provided by financing activities of continuing operations of $901,146 resulted largely from cash received from debt fundraisings net of payment of long-term debt.

We anticipate additional cash outflows in the fiscal year of 2009 to pay down current and past payable obligations associated with existing legal obligations, settlement payments as well as past vendor and other support obligations.

Our current ratio as of March 31, 2009 was .13 and at June 30, 2008 was ..33.  Our current liabilities increased mainly as a result of the issuance of the short term bridge loan financing. We had due and payable a short term obligation in January 2009 of $562,500 before unamortized debt discount associated with the holders of the 7.5% unsecured promissory note, for which most maturities were extended.  We also had due and payable a short term obligation in January 2009 of $500,000, associated with the 18% convertible bridge loan we entered into on July 30, 2008 for which maturity was also extended.

Our accounts payable obligations are mainly comprised of legal and professional fees primarily associated with the events surrounding the July 12, 2005 press release of approximately $1,618,000. In the event that we are unable to extend or refinance our debt or obtain additional capital on a timely basis and on acceptable terms, we will be required to take further steps to attempt to acquire the funds necessary to satisfy our short-term cash needs.  Our inability to address our January 2009 debt maturities and interest payments in a satisfactory fashion raises substantial doubts as to our ability to continue as a going concern.

At March 31, 2009 the Company had a working capital deficiency and a stockholders’ deficiency of $7,427,917 and $9,890,936 respectively, and a net loss of $6,454,839. These matters raise substantial doubt about our ability to continue as a going concern.

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

On February 12, 2009, we entered into a promissory note extension agreement with the holder of the 18% convertible unsecured promissory note to amend the terms of the note issued on July 30, 2008.  The unsecured note was originally issued for the principal amount of $500,000, convertible into common stock at $0.47 per share, accrued interest at the rate of 18% per annum, and was originally due on January 30, 2009.  Pursuant to the promissory note extension agreement, the principal on the note has been increased to $545,000 which includes the prior accrued interest.  The conversion feature on the note was adjusted to $0.37 per share and the maturity date for the unsecured note was extended to July 30, 2009 and shall continue to accrue interest at the rate of 18% per annum in accordance with the original terms of the unsecured note.  In addition, the holder will receive an additional warrant to purchase 310,000 shares of the Company’s common stock exercisable until January 31, 2014 at $0.54 per share.  The holder of the note is a brother of Nicholas Troiano, a current member of the Board of Directors.  Nicholas Troiano did not participate in the Board’s decision to extend the notes or the revised terms thereof.

On February 26, 2009, we entered into a promissory note extension agreement with the holder of the 12% unsecured promissory note due February 19, 2009 to amend the terms of the note issued to him on December 19, 2008.  The unsecured note was originally issued for the principal amount of $100,000, accrued interest at the rate of 12% per annum.  Pursuant to the promissory note extension agreement, the principal on the note has been increased to $102,000 which includes the prior accrued interest.  The maturity date for the unsecured note was extended to June 19, 2009 and shall continue to accrue interest at the rate of 12% per annum in accordance with the original terms of the unsecured note.  In addition, the holder will receive an additional warrant to purchase 200,000 shares of the Company’s common stock exercisable until January 31, 2014 at $0.26 per share.

During March 2009, we entered into promissory note extension agreements with four holders of the 18% unsecured promissory note due March 2009 to amend the terms of the note issued to them in September 2008.  The unsecured notes were originally issued for the aggregate principal amount of $100,000, accrued interest at the rate of 18% per annum. Pursuant to the promissory note extension agreement, the aggregate principal on the notes has been increased to $109,000 which includes the prior accrued interest.  The maturity date for the unsecured note was extended to September 2009 and shall continue to accrue interest at the rate of 18% per annum in accordance with the original terms of the unsecured note.  In addition, the holder will receive an additional warrant to purchase 50,000 shares of the Company’s common stock exercisable until March 31, 2014 at $0.54 per share.

On April 16, 2009, we entered into a promissory note extension agreement with a holder of the 18% unsecured promissory note due April 16, 2009 to amend the terms of the note issued to him on October 16, 2008.  The unsecured note was originally issued for the principal amount of $25,000, accrued interest at the rate of 18% per annum.  Pursuant to the promissory note extension agreement, the principal on the note has been increased to $27,250 which includes the prior accrued interest.  The maturity date for the unsecured note was extended to October 16, 2009 and shall continue to accrue interest at the rate of 18% per annum in accordance with the original terms of the unsecured note.  In addition, the holder will receive an additional warrant to purchase 12,500 shares of the Company’s common stock exercisable until January 31, 2014 at $0.54 per share.

On April 29, 2009, we entered into a promissory note extension agreement with the holder of the 12% unsecured promissory note due March 1, 2009 to amend the terms of the note issued to him on December 31, 2008.  The unsecured note was originally issued for the principal amount of $25,000, accrued interest at the rate of 12% per annum.  Pursuant to the promissory note extension agreement, the principal on the note has been increased to $25,500 which includes the prior accrued interest.  The maturity date for the unsecured note was extended to July 1, 2009 and shall continue to accrue interest at the rate of 12% per annum in accordance with the original terms of the unsecured note.  In addition, the holder will receive an additional warrant to purchase 25,000 shares of the Company’s common stock exercisable until January 31, 2014 at $0.10 per share.

During May 2009, we entered into agreements with five investors that met the definition of an “accredited investor” pursuant to Regulation D of the Securities Act of 1933 for the sale of an aggregate $150,000 12% four month unsecured promissory note and common stock purchase warrants. Each note entitled the holder to an aggregate 200% common stock purchase warrants which are exercisable for a five year period at $0.35 per warrant.  The note bears interest at a rate of 12% per annum, payable at maturity in arrears in cash.  The note will mature and be payable in full four months from the date of issuance.  The Company paid a 10% sales commission in connection with the sale of the note.

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

In connection with the preparation of this quarterly report on Form 10-Q for the nine months ended March 31, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.

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

Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), referred to as the Internal Control- Integrated

Framework.  Based on this assessment, management, with the participation of our principal executive officer and principal financial officer, has determined that we have maintained effective internal controls over financial reporting as of March 31, 2009.

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

State and Federal Court Individual Suits

On May 2, 2006, 47 plaintiffs who alleged that they had purchased the Company’s securities at artificially inflated prices in reliance on the July 2005 press release sued the Company in the Connecticut Superior Court in  Enrique Jose Contreras, et al., v. Host America Corp., Docket No. No. UWY-CV-06-4013754-S (“Contreras” action). The Contreras amended complaint asserts claims under state law, including fraud and negligent misrepresentation. On June 25, 2007, the same plaintiffs’ group filed a separate complaint under the federal securities laws in the federal district court in Connecticut against David J. Murphy, Geoffrey Ramsey, Peter Sarmanian, and Roger D. Lockhart, in the matter Anil Sawant, et al. v. Geoffrey W. Ramsey, et. al., Civil Action No. 07-cv-980 (VLB).  Plaintiffs in the two cases claim aggregate damages of approximately $2.93 million. The Company and its past and present officer and director defendants have tentatively agreed in principle with the plaintiffs to settle both actions. The tentative agreement is subject to various contingencies and will not become binding until the parties have executed a written settlement stipulation.  There is no assurance that a settlement will be finalized.  In the event a settlement is not concluded, the Company believes that it has substantial and meritorious defenses to the action. As of May 11, 2009, the Company’s counsel has informed the court it’s decision to withdrawal from the Contreras case.  The Company is currently searching for replacement counsel to complete the case.

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

On April 3, 2009, the Arbitrator ruled that the Company’s reasons for terminating Debra Ramsey did not constitute “cause” as that term was defined in her employment agreement and, therefore, the Company had breached Debra Ramsey’s employment agreement and was ordered to pay Ms. Debra Ramsey $545,931.50 in salary and fringe benefits which she would have been entitled to pursuant to her employment agreement until it terminated by its terms on April 21, 2016.  Ms. Debra Ramsey was also awarded attorneys’ fees to be determined at a future date.  Also on April 3, 2009, the Arbitrator further ruled that the Company had sufficient grounds to discharge Ms. Anne Ramsey for “cause” as that term was defined in her employment agreement and, accordingly, she was not entitled to any salary or benefits for the balance of the remaining term of her agreement.  As a result of the Arbitrator’s decision with respect to Ms. Anne Ramsey, the Company was awarded its attorneys’ fees to be determined at a future date.

Wal-Mart Stores, Inc. v. Eaton Corp. & RS Services

On July 9, 2008, RS Services, Inc., was named as a co-defendant with Eaton Corp. in a lawsuit initiated by Wal-Mart arising from an industrial accident in July 2006.  The case is docket number 08CV1141and was filed in Adams County District Court in the State of Colorado.  Wal-Mart claims breach of contract and negligence against the defendants.  It seeks damages for worker’s compensation benefits paid to its employees, property damage, lost profits, and other items.  In accordance with the liability insurance policy, RS Services, Inc. has submitted the defense of this case to its liability carrier.  Management believes that the liability carrier for RS Services, Inc. will cover all expenses, including damages, relating to this suit as part of the liability policy and without additional expense by RS Services, Inc.

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

Item 2.     Unregistered Sales of Equity Securities

Set forth below are the sales of unregistered securities that occurred during the quarter ended March 31, 2009.  Other than as described below, during the quarter ended March 31, 2009, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Form 8-K.

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

On February 12, 2009, we entered into a promissory note extension agreement with the holder of the 18% convertible unsecured promissory note to amend the terms of the note issued on July 30, 2008.  The unsecured note was originally issued for the principal amount of $500,000, convertible into common stock at $0.47 per share, accrued interest at the rate of 18% per annum, and was originally due on January 30, 2009.  Pursuant to the promissory note extension agreement, the principal on the note has been increased to $545,000 which includes the prior accrued interest.  The conversion feature on the note was adjusted to $0.37 per share and the maturity date for the unsecured note was extended to July 30, 2009 and shall continue to accrue interest at the rate of 18% per annum in accordance with the original terms of the unsecured note.  In addition, the holder will receive an additional warrant to purchase 310,000 shares of the Company’s common stock exercisable until January 31, 2014 at $0.54 per share.  The holder of the note is a brother of Nicholas Troiano, a current member of the Board of Directors.  Nicholas Troiano did not participate in the Board’s decision to extend the notes or the revised terms thereof.

On February 26, 2009, we entered into a promissory note extension agreement with the holder of the 12% unsecured promissory note due February 19, 2009 to amend the terms of the note issued to him on December 19, 2008.  The unsecured note was originally issued for the principal amount of $100,000, accrued interest at the rate of 12% per annum.  Pursuant to the promissory note extension agreement, the principal on the note has been increased to $102,000 which includes the prior accrued interest.  The maturity date for the unsecured note was extended to June 19, 2009 and shall continue to accrue interest at the rate of 12% per annum in accordance with the original terms of the unsecured note.  In addition, the holder will receive an additional warrant to purchase 200,000 shares of the Company’s common stock exercisable until January 31, 2014 at $0.26 per share.

During March 2009, we entered into promissory note extension agreements with four holders of the 18% unsecured promissory note due March 2009 to amend the terms of the note issued to them in September 2008.  The unsecured notes were originally issued for the aggregate principal amount of $100,000, accrued interest at the rate of 18% per annum. Pursuant to the promissory note extension agreement, the aggregate principal on the notes has been increased to $109,000 which includes the prior accrued interest.  The maturity date for the unsecured note was extended to September 2009 and shall continue to accrue interest at the rate of 18% per annum in accordance with the original terms of the unsecured note.  In addition, the holder will receive an additional warrant to purchase 50,000 shares of the Company’s common stock exercisable until March 31, 2014 at $0.54 per share.

On April 16, 2009, we entered into a promissory note extension agreement with a holder of the 18% unsecured promissory note due April 16, 2009 to amend the terms of the note issued to him on October 16, 2008.  The unsecured note was originally issued for the principal amount of $25,000, accrued interest at the rate of 18% per annum.  Pursuant to the promissory note extension agreement, the principal on the note has been increased to $27,250 which includes the prior accrued interest.  The maturity date for the unsecured note was extended to October 16, 2009 and shall continue to accrue interest at the rate of 18% per annum in accordance with the original terms of the unsecured note.  In addition, the holder will receive an additional warrant to purchase 12,500 shares of the Company’s common stock exercisable until January 31, 2014 at $0.54 per share.

On April 29, 2009, we entered into a promissory note extension agreement with the holder of the 12% unsecured promissory note due March 1, 2009 to amend the terms of the note issued to him on December 31, 2008.  The unsecured note was originally issued for the principal amount of $25,000, accrued interest at the rate of 12% per annum.  Pursuant to the promissory note extension agreement, the principal on the note has been increased to $25,500 which includes the prior accrued interest.  The maturity date for the unsecured note was extended to July 1, 2009 and shall continue to accrue interest at the rate of 12% per annum in accordance with the original terms of the unsecured note.  In addition, the holder will receive an additional warrant to purchase 25,000 shares of the Company’s common stock exercisable until January 31, 2014 at $0.10 per share.

During May 2009, we entered into agreements with five investors that met the definition of an “accredited investor” pursuant to Regulation D of the Securities Act of 1933 for the sale of an aggregate $150,000 12% four month unsecured promissory note and common stock purchase warrants. Each note entitled the holder to an aggregate 200% common stock purchase warrants which are exercisable for a five year period at $0.35 per warrant.  The note bears interest at a rate of 12% per annum, payable at maturity in arrears in cash.  The note will mature and be payable in full four months from the date of issuance.  The Company paid a 10% sales commission in connection with the sale of the note.

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

Item 3.     Defaults Upon Senior Securities

Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.     Other Information

Demand Note Payable

On May 15, 2009 RS Services, our wholly owned subsidiary, received a principle reduction demand payment in the amount of $258,486 from Liberty Bank, the holder of the demand note resulting from the recorded existing balance above the eligible accounts receivable balance as required by the note.  RS services entered into the note on July 31, 2008 and the note is secured by the receivables and inventory of the subsidiary.

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

ENERLUME ENERGY MANAGEMENT CORP.

Date: May 19, 2009	By: /s/ David J. Murphy
David J. Murphy, President and Chief Executive Officer

Date: May 19, 2009	By: /s/ Michael C. Malota
Michael C. Malota Chief Financial and Accounting Officer